Form 10-K
period 1993-12-03
STRIDE RITE CORP
filed 1994-02-28
CIK 94887

                                                      1 of 75 pages
                                                      Exhibit Index
                                                      appears on Page 23.


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For fiscal year ended December 3, 1993

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ______ to ______.

                       Commission File Number: 1-4404
                                               ------

                         THE STRIDE RITE CORPORATION
        -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Massachusetts                                             04-1399290
- ----------------------------                              ------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation)                                         Identification No.)

            Five Cambridge Center, Cambridge, Massachusetts 02142
        -------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  617-491-8800
                                                       -------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
- -------------------                                     ---------------------
Common Stock $.25 par value                             New York Stock Exchange
Preferred Stock Purchase Rights                         New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X      No
                        -----       -----



                                  -Continued-

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            /_/

The aggregate market value of the registrant's Common Stock $.25 par value, held by non-affiliates of the registrant as of February 24, 1994, was $764,588,940.70 based on the closing price on that date on the New York
Stock Exchange. As of February 24, 1994, 50,061,194 shares of the registrant's Common Stock, $.25 par value, were outstanding and 6,257,649 of the registrant's Preferred Stock Purchase Rights, which trade together with the registrant's common stock, were outstanding.

                     Documents Incorporated by Reference
                     -----------------------------------

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:


                                                 Part of Form 10-K into
Name of Document                             which document is incorporated
- ----------------                             ------------------------------

Portions of the Registrant's Annual
Report to Stockholders for fiscal year
ended December 3, 1993                          Part I and Part II

Portions of the Registrant's Proxy
Statement for 1994 Annual Meeting
of Stockholders                                            Part III

                                   PART I
                                   ------

Item 1.    Business
- -------    --------

General
- -------

  The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and a major marketer of athletic and casual footwear for children and adults. The Company manufactures products in its own facilities in the United States and Puerto Rico and also imports a significant portion of its products from abroad. Footwear products are distributed through independent retail stores, Company-owned stores and footwear departments in department stores. Unless the context otherwise requires, the "Company" and "The Stride Rite Corporation" refer to The Stride Rite Corporation and all of its wholly-owned subsidiaries.

Products
- --------

  Children's footwear, designed primarily for youngsters between the ages of six months and 12 years, encompasses a complete line of products, including dress and recreational shoes, boots and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R) trademark in medium to high price ranges.

  The Company also markets sneakers and casual footwear for adults and children under the KEDS(R) and PRO-Keds(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

  Boating footwear and portions of the Company's outdoor recreational, dress and casual footwear for adults and children are marketed under the Company's SPERRY TOP-SIDER(R) trademark. Products sold under the SPERRY TOP-SIDER(R) label also include sneakers and sandals for men and women.

Sales and Distribution
- ----------------------

  During the 1993 fiscal year, the Company sold its products nationwide to customers operating retail outlets, including department stores, sporting goods stores and marinas, as well as Stride Rite Bootery stores and other shoe stores operated by independent retailers. In addition, the Company sold footwear products to consumers through Company-owned stores, including two Company-owned manufacturers' outlet stores opened in fiscal year 1993, and footwear departments in department stores. The Company's largest single customer accounted for less than 6% of consolidated net sales for the fiscal year ended December 3, 1993.

  The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's footwear stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to a dealer. There are approximately 81 independent dealers who currently sublease store locations from the Company.

  A newly constructed automated distribution center located in Louisville, Kentucky provides 520,000 square feet of space and is owned by the Company. Reference is hereby made to the section of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information concerning the distribution center in Louisville, Kentucky. The Company also owns a central warehouse in Boston, Massachusetts, which provides 565,000 square feet of space. The Company closed, during the first quarter of fiscal year 1994, a warehouse located in New Bedford, Massachusetts, consisting of approximately 742,000 square feet, which was leased by the Company.

  The Company maintains an in-stock inventory of its various branded footwear in a wide range of sizes and widths for shipment to its wholesale customers. It is the Company's policy to attempt to ship promptly every order (except for orders placed in advance of seasonal requirements) received for footwear included in its in-stock inventory. This policy enables retailers to minimize the amount of their capital invested in inventory, while providing the availability of footwear for which customer demand exists. In accordance with practices in the footwear industry, the Company encourages early acceptance of merchandise by shipping some products to customers in advance of their seasonal requirements and permitting payment for such merchandise at specified later dates.

  In fiscal 1993, in addition to the United States, the Company distributed its SPERRY TOP-SIDER(R) brand products in Italy, Germany, Japan, Turkey and the United Kingdom, as well as other countries in Europe, South America and Asia, through local distributors. During fiscal year 1992, the Company formed a new subsidiary to distribute SPERRY TOP-SIDER(R) products in certain Western European countries. This subsidiary commenced operations in the first quarter of fiscal 1993, with sales mainly in France.

  In fiscal 1993, in addition to the United States, KEDS(R) brand products were distributed by the Company in Argentina, Brazil, Chile, Denmark, England, France, Germany, Greece, Hong Kong, Israel, Italy, Japan, Portugal, Singapore, Sweden and the United Kingdom, as well as in several other countries in Latin America and Asia, again using local distributors. KEDS(R) brand products are also sold by a distributor in Israel under a license agreement and PRO-Keds(R) brand products are sold by a distributor in Japan, also under a license agreement. Further, KEDS(R) products are sold in Central America, Bolivia, Ecuador, Peru, Venezuela and in the Caribbean countries and territories (except the United States and French territories) under a license agreement.

  The Company is also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 13 stores are currently operating in Canada, Costa Rica, Guatemala, Honduras, Hong Kong, Mexico and Singapore. In addition, the Company also distributes STRIDE RITE(R) brand products to several retailers in the Caribbean, Korea, Mexico and Panama.

  The Company also distributes SPERRY TOP-SIDER(R), STRIDE RITE(R) and KEDS(R) products in Canada through its Canadian subsidiary.

International Sourcing
- ----------------------

  The Company purchases a significant portion of its product line overseas. It maintains a staff of approximately 60 professional and technical personnel in Korea and Thailand where a substantial portion of its canvas and leather sneakers are produced. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear. During fiscal 1993, approximately 21% of the Company's total production requirements for canvas and leather sneakers were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise, including one buying agent which the Company estimates will source approximately 35% of its total production requirements in fiscal year 1994.

  Having closed several of its manufacturing facilities in the United States and the Caribbean over the years, the Company has increased the volume of leather footwear and leather footwear components for which it contracts from independent offshore suppliers. It is anticipated that overseas resources will continue to be utilized in the future. The Company purchases certain raw materials (particularly leather) from overseas resources.

  By virtue of its international activities, the Company is subject to the usual risks of doing business abroad, such as the risks of expropriation, acts of war, political disturbances and similar events, including loss of most favored nation trading status. Management believes that over a period of time, it could arrange adequate alternative sources of supply for the products obtained from its present foreign suppliers. However, disruption of such sources of supply could, particularly on a short-term basis, have a material adverse impact on the Company's operations. The Company's contracts to procure finished goods and other materials are denominated in United States dollars, thereby eliminating short term risks attendant to foreign currency fluctuations.

Retail Operations
- -----------------

  As of December 3, 1993, the Company operated 135 Stride Rite Bootery stores, 52 leased children's shoe departments in leading department stores, one retail store for KEDS(R) brand products and two manufacturers' outlet stores for STRIDE RITE(R), KEDS(R) and SPERRY TOP-SIDER(R) brand products. The product and merchandising formats of the Stride Rite Bootery stores are utilized in the 52 leased children's shoe departments which the Company operates in certain Macy's, Jordan Marsh, Abraham & Straus and Rich's department stores. The Stride Rite Bootery stores carry a complete line of the Company's STRIDE RITE(R) children's footwear and a portion of the KEDS(R) children's product line. The Keds store, in the Mall of America in Minneapolis, Minnesota, carries a complete line of KEDS(R) products. The stores are located primarily in larger regional shopping malls, clustered generally in the major marketing areas of the United States. The manufacturers' outlet stores are located in malls consisting only of outlet stores.

  During the 1993 fiscal year, the Company opened 10 Stride Rite Bootery stores, 12 leased departments, the Keds store and one manufacturers' outlet store. During 1993, the Company closed six booteries and one leased department. In addition during this period, one bootery was closed by the Company and subsequently sold to an independent dealer. The Company currently plans to open approximately 10 retail stores during fiscal 1994 and close or sell approximately five Stride Rite retail stores during fiscal 1994.

  Sales through the Company's retail operations accounted for approximately 12% of consolidated net sales for the fiscal year ended December 3, 1993.

Apparel Licensing Activities
- ----------------------------

  The Company has a license agreement under which hosiery for men, women and children is marketed under the KEDS(R) and PRO-Keds(R) brands for distribution in the United States and Canada. During the first quarter of fiscal 1993, the Company entered into a license agreement under which apparel, using the KEDS(R) trademark, is marketed in Japan. In addition, during fiscal year 1993, the Company terminated a license agreement for the KEDS(R) trademark on women's apparel, in the United States and Canada. License royalties accounted for less than one percent of the Company's sales in fiscal year 1993. The Company continually evaluates new licensees, for both footwear and non-footwear products.

Raw Materials
- -------------

  The Company purchases its raw materials from a number of domestic and foreign sources. See "International Sourcing". The Company does not believe that any particular raw materials supplier is dominant.

Backlog
- -------

  At December 3, 1993 and November 27, 1992, the Company had a backlog of orders amounting to approximately $201,000,000 and $184,000,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's spring footwear styles, and traditionally substantially all of such orders are delivered during the first two quarters of the next fiscal year. For a discussion of the impact on backlog of the opening of the Company's new distribution center in Louisville, Kentucky, reference is hereby made to the portion of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Competition
- -----------

  The Company competes with a number of suppliers of children's footwear, a few of which are divisions of companies which have substantially greater net worth and/or sales revenue than the Company. Management believes, however, that on the basis of sales, the Company is the largest supplier of nationally branded children's footwear.

  In the highly fragmented sneaker, casual and recreational footwear industry, numerous domestic and foreign competitors, some of which have substantially greater net worth and/or sales revenue than the

Company, produce and/or market goods which are comparable to, and compete with, the Company's products in terms of price and general level of quality. In addition, the domestic shoe industry has experienced substantial foreign competition, which is expected to continue.

  Management believes that creation of attractive styles, together with specialized engineering for fit, durability and quality, and high service standards are significant factors in competing successfully in the marketing of all types of footwear. Management believes that the Company is competitive in all such respects.

  In operating its own retail outlets, the Company competes in the children's retail shoe industry with numerous businesses, ranging from large retail chains to single store operators.

Employees
- ---------

  As of December 3, 1993, the Company employed approximately 3,300 full-time and part-time employees, approximately 1,000 of whom were represented by collective bargaining units. Management believes that its relations with its employees are good. The Company entered into an amendment to a collective bargaining agreement and a new collective bargaining agreement in 1993, in connection with the closing of its distribution center in New Bedford, Massachusetts and the proposed closing of its distribution center in Boston, Massachusetts, respectively.

Environmental Matters
- ---------------------

  Compliance with federal, state and local regulations with respect to the environment have had, and are expected to have, no material effect on the capital expenditures, earnings or competitive position of the Company.

Patents, Trademarks and Licenses; Research and Development
- ----------------------------------------------------------

  The Company believes that its patents and trademarks are important to its business and are generally sufficient to permit the Company to carry on its business as presently conducted.

  The Company depends principally upon its design, engineering, manufacturing and marketing skills and the quality of its products for its ability to compete successfully. The Company conducts research and development for footwear products; however, the level of expenditures with respect to such activity is not significant.

Executive Officers of the Registrant
- ------------------------------------

The information with respect to the executive officers of the Company listed below is as of February 24, 1994.

Executive Officers of the Registrant
- ------------------------------------

Name                    Position with Company                         Age
- ----                    ---------------------                         ---

Robert C. Siegel        Chairman of the Board of Directors,           57
                        President and Chief Executive Officer
                        of the Company since December, 1993.
                        Previously, Mr. Siegel was President
                        of the Dockers division of Levi Strauss
                        & Co., an apparel manufacturer and
                        distributor from December, 1986 to
                        December, 1993.

J. Patrick Spainhour    Executive Vice President, Finance and         43
                        Operations of the Company from February
                        1993. Prior to joining the Company,
                        Mr. Spainhour served as the Senior Vice
                        President, Sourcing, for The Gap
                        Incorporated from August 1988 to
                        January 1993.

Jonathan D. Caplan      President of The Keds Corporation from        40
                        February 1994.  Mr. Caplan served as
                        President of Stride Rite Children's
                        Group, Inc. from June 1992 to February
                        1994.  Prior to joining the Company, Mr.
                        Caplan was President of the Laredo and
                        Code West division of Genesco, Inc.
                        beginning in November 1985, having been
                        employed at Genesco, Inc. from June 1982.

Robert B. Moore, Jr.    President, Sperry Top-Sider, Inc. since       43
                        October 1992.  From October 1987 until
                        he joined the Company, Mr. Moore was
                        President of Bostonian Shoe Co., a
                        division of C & J Clark, Inc.

Margaret C. Whitman     President of Stride Rite Children's           37
                        Group, Inc., since February 1994.
                        From October 1993 to February 1994,
                        Ms. Whitman was Executive Vice
                        President of The Keds Corporation,
                        from January 1993 to October 1993
                        Ms. Whitman was Senior Vice President
                        of Marketing and Product Development
                        of The Keds Corporation and from
                        October 1992 to January 1993, Ms.
                        Whitman was Vice President, Strategic
                        Planning of the Company. Ms. Whitman was
                        Senior Vice President, Marketing,
                        Consumer Products of The Walt Disney
                        Company from 1991 to 1992 and Vice
                        President, Strategic Planning of The Walt
                        Disney Company from 1989 to 1991.

Executive Officers of the Registrant
- ------------------------------------

Name                    Position with Company                         Age
- ----                    ---------------------                         ---

John M. Kelliher        Vice President, Finance, Treasurer and        42
                        Controller of the Company since
                        February 1993.  Mr. Kelliher was
                        Corporate Controller of the Company
                        since March 1982.

John P. McMahon, Jr.    Vice President, Human Resources since         41
                        February 1994.  Mr. McMahon served the
                        Company as Corporate Director of
                        Human Resources from January 1993 to
                        February 1994.  From 1988 to 1992, Mr.
                        McMahon served as Director of Human
                        Resources of the ITT Electron Technology
                        Division of ITT Corporation.

Karen K. Crider         General Counsel of the Company from           48
                        October 1992 and Clerk of the Company
                        from November 1992.  Ms. Crider was
                        U.S. Counsel to British Airways, Plc.,
                        from May 1988 to September 1992 and
                        Assistant U.S. Counsel to British Airways,
                        Plc. from April 1986 to May 1988.

These executive officers are generally elected at the Board of Director's Annual Meeting and serve at the pleasure of the Board.


Item 2.     Properties
- -------     ----------

  The Company manufactures footwear and footwear components at three factories located in Missouri as well as at one facility located in Puerto Rico. The Company also manufactures footwear components at a 30,000 square foot facility in the Dominican Republic.

  Present manufacturing space totals approximately 214,000 square feet. Approximately 44,000 square feet is owned by the Company and the balance is leased. Such leases include either renewal options or favorable purchase options. Management believes that all leases are at commercially reasonable rates.

  A newly constructed automated distribution center located in Louisville, Kentucky provides 520,000 square feet of space and is owned by the Company. Reference is hereby made to the section of the Registrant's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information concerning the distribution center in Louisville, Kentucky. The Company also owns a central warehouse in Boston, Massachusetts, which provides 565,000 square feet of space and closed during the first quarter of 1994, a warehouse located in New Bedford, Massachusetts, consisting of approximately 742,000 square feet, which was leased by the Company. The Company's Canadian subsidiary leases approximately 28,000 square feet for warehousing in Mississauga, Ontario.

  The Company leases approximately 119,000 square feet for its headquarters and administrative offices in Cambridge, Massachusetts in an office building owned by a partnership in which the Company is a limited partner. The Company is in negotiations to lease an additional 9,700 square feet of administrative offices in Cambridge. In addition, the Company leases approximately 1,700 square feet of office space in Paris, France for its Sperry Top-Sider European distribution subsidiary.

  At December 3, 1993, the Company operated 138 retail stores throughout the country on leased premises which, in the aggregate, covered approximately 171,700 square feet of space. The Company also operates 52 departments in four major department store chains. In addition, the Company is the lessee of 81 retail locations totaling approximately 91,600 square feet which are subleased to independent Stride Rite dealers and other tenants.

  For further information concerning the Company's lease obligations, see Note 8 to the Company's consolidated financial statements, which are contained in the annual report to stockholders and are incorporated by reference herein.

  Management believes that, except as stated above, all properties and facilities of the Company are suitable, adequate and fit for their intended purposes.

Item 3.     Legal Proceedings
- -------     -----------------

  On September 27, 1993, the Company announced that The Keds Corporation, a wholly owned subsidiary of the Company, entered into settlement agreements with the Attorneys General of all 50 states, the Corporation Counsel of the District of Columbia and the Federal Trade Commission, to resolve various investigations into Keds' adoption and enforcement of its suggested retail pricing policy. In entering into these settlements, Keds, without admitting any liability, fully settled suits brought by the Attorneys General in the United States District Court for the Southern District of New York, in their parens patriae capacity, on behalf of all consumers who purchased certain KEDS(R) shoes during the relevant period. The settlements required Keds to pay $5.7 million to several charities nationwide, as well as $1.5 million to provide nationwide notice to potential class members and other administrative expenses. Keds has agreed to the imposition of certain injunctive relief. Following preliminary Court approval on September 27, 1993, Keds paid the administrative costs and part of the settlement amount. Keds will make the remaining payments after final court approval of the settlements.

  The Company is a party to various litigation arising in the normal course of business. Having considered facts which have been ascertained and opinions of counsel handling these matters, management does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------

  None

                                   PART II
                                   -------


Item 5.     Market for the Registrant's Common Stock and Related Stockholder
- -------     ----------------------------------------------------------------
            Matters
            -------------------

  The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders on pages 15, 28 and 31, and is incorporated herein by reference.

Item 6.     Selected Financial Data
- -------     -----------------------

  The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders on pages 15, 23 and 28 and is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and
- -------     ---------------------------------------------------------------
            Results of Operations
            ---------------------

  The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders on pages 16 through 18 and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
- -------     -------------------------------------------

  The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders on pages 19 through 28 and is incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
- -------     ---------------------------------------------------------------
            Financial Disclosure
            --------------------

  None.

                                  PART III
                                  --------


Item 10.    Directors and Executive Officers of the Registrant
- --------    --------------------------------------------------

Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director", "Meetings of the Board of Directors and Committees" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1994 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 3, 1993, all of which information is incorporated herein by reference.

Item 11.    Executive Compensation
- -------     ----------------------

  Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1994 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Interlocks" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 3, 1993, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
- -------     --------------------------------------------------------------

  Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1994 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 3, 1993, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
- -------     ----------------------------------------------

  Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1994 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 3, 1993, which information is incorporated herein by reference.

                                   PART IV
                                   -------


Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form
- -------     -------------------------------------------------------------
            8-K
            ---

       (a)  Financial Statements.  The following financial statements and
            --------------------
financial statement schedules are contained herein or are incorporated herein by reference:

                                                                 Page in
                                                                Form 10-K
                                                                ---------
Consolidated Balance Sheets as of December 3, 1993
  and November 27, 1992                                            *

Consolidated Statements of Income for the years ended
  December 3, 1993, November 27, 1992 and
  November 29, 1991                                                *

Consolidated Statements of Cash Flows for the years
  ended December 3, 1993, November 27, 1992 and
  November 29, 1991                                                *

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 3, 1993,
  November 27, 1992 and November 29, 1991                          *

Notes to Consolidated Financial Statements                         *

Report of Independent Accountants                                  *

Report of Independent Accountants on Financial
  Statement Schedules                                              F-1

Financial Statement Schedules for the years ended
  December 3, 1993, November 27, 1992 and
  November 29, 1991:

  Schedule I - Marketable Securities - Other
     Investments                                                   F-2

  Schedule II - Amounts Receivable From Related
     Parties                                                       F-3

  Schedule VIII - Valuation and Qualifying
     Accounts                                                      F-4

  Schedule X - Supplementary Income Statement
     Information                                                   F-5

Schedules other than those listed above are omitted because they are either not required or the information is otherwise included.

* Incorporated herein by reference. See Part II, Item 8 on page 11 of this Annual Report on Form 10-K.

Exhibits.  The following exhibits are contained herein or are incorporated
- --------
herein by reference:

Exhibit No.                       Description of Exhibit
- -----------                       ----------------------
 3     (i)  Restated Articles of Organization of the Registrant with amendments thereto through November 28, 1986 -- Such document was filed as
            Exhibit 3(i) to the Registrant's Form 10-K for the fiscal year ended
            November 28, 1986 and is incorporated herein by reference.

      (ii)  Articles of Amendment dated April 7, 1987 to Restated Articles of
            Organization -- Such document was filed as Exhibit 3 to Registrant's
            Form 10-Q for the fiscal period ended February 27, 1987 and is incorporated herein by reference.

     (iii) Articles of Amendment dated December 16, 1987 to Restated Articles of Organization of the Registrant -- Such document was filed as
            Exhibit 3(iii) to Registrant's Form 10-K for the fiscal year ended
            November 27, 1987 and is incorporated herein by reference.

      (iv)  Articles of Amendment dated December 3, 1991 to the Restated
            Articles of Organization of the Registrant --Such document was filed as Exhibit 3(iv) to Registrant's Form 10-K for the fiscal year ended
            November 29, 1991 and is incorporated herein by reference.

       (v) Certificate of Vote of Directors establishing a series of a Class of Stock dated July 2, 1987 -- Such document was filed as Exhibit A to
            Exhibit 1 to Registrant's Form 8-K dated July 20, 1987 and is incorporated herein by reference.

      (vi)  By-laws of the Registrant, as amended -- Such document was filed as
            Exhibit 3 of the Registrant's Form 10-Q for the fiscal period ended
            June 1, 1990 and is incorporated herein by reference.

 4     (i)  Reference is made to Exhibit 3(i), (ii), (iii) and (iv) referred to above, which are expressly incorporated herein by reference.

      (ii) Rights Agreement dated July 2, 1987, as amended on May 1, 1989, between the Registrant and The First National Bank of Boston -- Such document was filed as an exhibit to Registrant's Form 8 dated May 4, 1989 and its Form 8-K dated June 27, 1989 and is incorporated herein by reference.

     (iii) Note Purchase Agreement dated September 23, 1977 -- Such document was filed as Exhibit 4(ii) to the Registrant's Form 10-K for the fiscal year ended November 28, 1986 and is incorporated herein by reference.

Exhibit No.                       Description of Exhibit
- -----------                       ----------------------
 10   (i)*  Supplemental Retirement Income Agreement dated as of January 29,
            1988 between the Registrant and Arnold Hiatt -- Such document was filed as Exhibit 10 (i) to Registrant's Form 10-K for the fiscal year ended November 27, 1987 and is incorporated herein by reference.

     (ii)*  1975 Executive Incentive Stock Purchase Plan of the Registrant --
            Such document was filed as Appendix A to the Registrant's Prospectus relating to such Plan, dated April 18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

    (iii)* Employee Stock Purchase Plan of the Registrant -- Such document was filed as Appendix A to the Registrant's Prospectus relating to such plan, dated October 15, 1991, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

     (iv)* Annual Executive Incentive Compensation Plan -- Such document was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended May 30, 1986 and is incorporated herein by reference.

      (v)*  Key Executive Long-Term Incentive Plan, as amended and restated on
            November 25, 1987 and February 4, 1992 --Such documents were filed as Exhibits 28.1 and 28.2 to the Registrant's Registration Statement on Form S-8 (#33-19562) and as an amended prospectus thereto, respectively, and are incorporated herein by reference.

     (vi)* Form of executive termination agreement, as amended and restated on January 29, 1990. Such document was filed as Exhibit 10(x) to the Registrant's Form 10-K for the fiscal year ended November 30, 1990 and is incorporated herein by reference. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(vi) attached hereto.

    (vii)* Form of executive termination agreement, as amended and restated on January 29, 1990. Such document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the fiscal year ended November 30, 1990 and is incorporated herein by reference. All executive officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(vii) attached hereto.


*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.                       Description of Exhibit
- -----------                       ----------------------
   (viii)*  Severance and Supplemental Retirement Income Agreement dated as of
            September 16, 1992 between John J. Phelan and the Company -- Such document was filed as Exhibit No. 10 to the Registrant's Quarterly
            Report on Form 10-Q for the fiscal period ended August 28, 1992 and is incorporated herein by reference.

     (ix)*  Consulting Agreement between the Registrant and John J. Phelan dated
            June 28, 1993.

      (x)* Employment Agreement between the Registrant and Robert C. Siegel dated as of October 21, 1993.

     11     Calculation of Net Income Per Share

     13     Registrant's 1993 Annual Report to Stockholders

     21     Subsidiaries of the Registrant

     23     Consent of Independent Accountants

     (b)    Reports on Form 8-K
            -------------------

            On October 28, 1993, the Registrant filed a Current Report on Form 8-K to announce the hiring of Robert C. Siegel as Chairman of the Board of Directors, President and Chief Executive Officer, effective December 13, 1993.


*Denotes a management contract or compensatory plan or arrangement.

                                 SIGNATURES
                                 ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE STRIDE RITE CORPORATION                  THE STRIDE RITE CORPORATION
- ---------------------------                  ---------------------------

By:/s/  John M. Kelliher                     By:/s/   Robert C. Siegel
   ------------------------------               ------------------------------
   John M. Kelliher, Vice                       Robert C. Siegel, Chairman of
   President, Finance                           the Board, President and Chief
   Treasurer and Controller                     Executive Officer
   (Principal Accounting Officer)

Date:  March 1, 1994                         Date:  March 1, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/   Robert C. Siegel                       /s/   Donald R. Gant
- ---------------------------------            ---------------------------------
Robert C. Siegel, Chairman of the            Donald R. Gant, Director
Board of Directors, President and
Chief Executive Officer

Date:  March 1, 1994                         Date:  March 1, 1994



/s/   Arnold Hiatt                           /s/   Theodore Levitt
- ---------------------------------            ---------------------------------
Arnold Hiatt, Director                       Theodore Levitt, Director

Date:  March 1, 1994                         Date:  March 1, 1994



/s/   Margaret A. McKenna                    /s/   Myles J. Slosberg
- ---------------------------------            ---------------------------------
Margaret A. McKenna, Director                Myles J. Slosberg, Director

Date:  March 1, 1994                         Date:  March 1, 1994



/s/   W. Paul Tippett                        /s/   Robert Seelert
- ---------------------------------            ----------------------------------
W. Paul Tippett, Director                    Robert Seelert, Director

Date:  March 1, 1994                         Date:  March 1, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors
 of The Stride Rite Corporation:

  Our report on the consolidated financial statements of The Stride Rite Corporation has been incorporated by reference in this Annual Report on Form 10-K from the 1993 Annual Report to Stockholders of The Stride Rite Corporation and appears on page 29 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 13 of this Annual Report on Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND

Boston, Massachusetts
January 20, 1994

                         THE STRIDE RITE CORPORATION
           SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                               (in thousands)


                             Principal
 Name of Issuer              Amount of             Cost              Market Value               Amount
and Title of Each            Bonds and            of Each             at Balance              Carried in
   Issue (a)                   Notes               Issue              Sheet Date             Balance Sheet
- -----------------            ---------            -------            ------------            -------------
December 3, 1993:

State Bonds                  $26,505              $26,631            $26,631                 $26,631

County and Municipal
  Bonds                        8,750                8,836              8,836                   8,836

Municipal Bond
  Mutual Funds                 3,993                3,993              3,993                   3,993

Bank Certificates
  of Deposit                   3,185                3,185              3,185                   3,185

Corporate Bonds               23,000               23,000             23,000                  23,000
                             -------              -------            -------                 -------

                             $65,433              $65,645            $65,645                 $65,645
                             =======              =======            =======                 =======



November 27, 1992:

State Bonds                  $18,000              $18,069            $18,069                 $18,069

County and Municipal
  Bonds                       10,355               10,421             10,421                  10,421

Municipal Bond
  Mutual Funds                 3,000                2,993              2,993                   2,993

Bank Certificates
  of Deposit                   3,695                3,695              3,695                   3,695

Corporate Bonds                8,000                8,000              8,000                   8,000
                             -------              -------            -------                 -------

                             $43,050              $43,178            $43,178                 $43,178
                             =======              =======            =======                 =======



(a)  No individual security issue exceeds 2% of total assets.

                          THE STRIDE RITE CORPORATION
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                (in thousands)


Fiscal Year                                        Beginning                        Amounts         Ending
   Ended               Name                         Balance        Additions       Collected        Balance
- -----------            ----                        ---------       ---------       ---------        -------
November 29, 1991      (a)


November 27, 1992      Robert B. Moore, Jr.(b)       --             $224             --              $224


December  3, 1993      J. Patrick Spainhour(b)       --             $204            $ 39             $165
                       Robert B. Moore, Jr.(b)      $224             --             $125             $ 99
                       John P. McMahon, Jr.          --             $104            $ 84             $ 20

(a)   No individuals have loans in excess of $100,000 in the year 1991.

(b) Amount represents an interest-free loan in connection with relocation to, and purchase of, a home in the Boston, Massachusetts area. Repayment terms are generally over a three-year period.

                          THE STRIDE RITE CORPORATION
               Schedule VIII - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                  __________


                          Balance at   Additions   Deductions   Balance at
                           Beginning   Charged to               End of
                            Period     Costs and                Period
                          Description  Expenses
                          -----------  ----------  ----------   ----------
Fiscal year ended
November 29, 1991:
 Deducted from assets:
  Allowance for doubt-
   ful accounts           $3,251       $2,152      $1,977(a)    $3,426
  Allowance for sales
   discounts               1,228        2,760       2,496(b)     1,492
                           -----        -----       -----        -----

                          $4,479       $4,912      $4,473       $4,918
                           =====        =====       =====        =====


Fiscal year ended
November 27, 1992:
 Deducted from assets:
  Allowance for doubt-
   ful accounts            3,426        3,288       2,221(a)     4,493
  Allowance for sales
   discounts               1,492        2,230       2,280(b)     1,442
                           -----        -----       -----        -----

                          $4,918       $5,518      $4,501       $5,935
                          ======       ======      ======       ======



Fiscal year ended
December 3, 1993:
 Deducted from assets:
  Allowance for doubt-
   ful accounts            4,493        2,256       2,904(a)     3,845
  Allowance for sales
   discounts               1,442        2,625       2,310(b)     1,757
                           -----        -----       -----        -----

                          $5,935       $4,881      $5,214       $5,602
                          ======       ======      ======       ======


(a)  Amounts written off as uncollectible.
(b)  Amounts charged against the reserve.

                          THE STRIDE RITE CORPORATION

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                (in thousands)
                                  __________

                                                 Charged to costs and expenses
                                                 -----------------------------

                                                     1993     1992     1991
                                                     ----     ----     ----
Advertising and sales
  promotion                                         $32,914  $30,463  $29,841
                                                     ======   ======   ======

Depreciation and amortization                       $ 6,264  $ 5,362  $ 4,204
                                                     ======   ======   ======

                         THE STRIDE RITE CORPORATION
    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 3, 1993

                              Index to Exhibits

Exhibit No.   Description of Exhibit                                 Page No.
- -----------   ----------------------                                 --------
  10 (vi)*    Form of executive termination agreement, as               24
              amended and restated on January 29, 1990.
              Such document was filed as Exhibit 10(x) to the
              Registrant's Form 10-K for the fiscal year
              ended November 30, 1990 and is incorporated
              herein by reference.  All officers with whom
              the Registrant entered into such agreement
              and which are currently in effect and
              have not been terminated and the date of each
              such agreement are listed on Addendum 10(vi)
              attached hereto.

     (vii)*   Form of executive termination agreement, as               25
              amended and restated on January 29, 1990.  Such
              document was filed as Exhibit 10(xi) to the
              Registrant's Form 10-K for the fiscal year ended
              November 30, 1990 and is incorporated herein
              by reference.  All officers with whom the
              Registrant entered into such agreement and
              which are currently in effect and have not
              been terminated and the date of each such
              agreement are listed on Addendum 10(vii)
              attached hereto.

      (ix)*   Consulting Agreement between the Registrant and           26
              John J. Phelan dated June 28, 1993.


       (x)*   Employment Agreement between the Registrant and           29
              Robert C. Siegel dated as of October 21, 1993.

  11          Calculation of Net Income Per Share                       39

  13          Registrant's 1993 Annual Report to Stockholders           40

  21          Subsidiaries of the Registrant                            74

  23          Consent of Independent Accountants                        75


*Denotes a management contract or compensatory plan or arrangement.

                         THE STRIDE RITE CORPORATION
            FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 3, 1993


                              Addendum 10 (vi)

Robert C. Siegel                           October 21, 1993

John M. Kelliher                           January 29, 1990

Jonathan D. Caplan                         June 1, 1992

Karen K. Crider                            October 1, 1992

Robert B. Moore                            October 5, 1992

Margaret C. Whitman                        October 5, 1992

J. Patrick Spainhour                       February 5, 1993

                         THE STRIDE RITE CORPORATION
            FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 3, 1993


                              Addendum 10 (vii)

James F. Montiegel                         August 2, 1989*

Dominic A. Ferlauto                        January 29, 1990


     * As amended on January 29, 1990

                         THE STRIDE RITE CORPORATION

                               EXHIBIT 10 (ix)

                             CONSULTING CONTRACT
                             -------------------


     AGREEMENT dated as of the 28th day of June, 1993 by and between The Stride Rite Corporation ("Stride Rite"), a Massachusetts corporation with principal offices at Five Cambridge Center, Cambridge, Massachusetts 02142, and John J. Phelan ("Phelan"), an individual residing at 29 Royalcrest Drive, North Andover, Massachusetts 01845.

     WHEREAS, Stride Rite is desirous of securing the services of a consultant who is experienced in and knowledgeable of the management, operation and administration of a footwear company; and

     WHEREAS, Phelan is a consultant with the knowledge and experience sought by Stride Rite, and is desirous of providing to Stride Rite the knowledge and experience it is seeking on a consulting basis;

     NOW, THEREFORE, the parties hereto agree as follows:

1.   Services.
     --------

     Stride Rite hereby retains Phelan to perform consulting services as described hereinbelow, and Phelan hereby accepts appointment as Stride Rite's consultant to perform the following services during the Term of this Agreement:

     a. To function as the Chief Executive Officer and President of Stride Rite;

     b. To assist and oversee the supervision of the activities of all personnel employed by Stride Rite; and

     c.            To oversee the day-to-day operations of Stride Rite.

2.   Compensation and Expenses.
     -------------------------

     a. In consideration of his performance of the services set forth in Subsections (a) through (c) of Paragraph 1 hereof, Stride Rite shall pay Phelan a weekly fee of Seven Thousand Five Hundred ($7,500.00) Dollars, which payment shall be made to Phelan on or about the thirtieth (30th) day of each month during the Term hereof. Stride Rite and Phelan anticipate that Phelan will render services regularly during the Term.

     b. Stride Rite shall also reimburse Phelan for such reasonable and necessary business expenses as he may incur in fulfillment of this Agreement at his cost, dollar for dollar, in accordance with Stride Rite's corporate expense policy. Phelan shall be entitled to reimbursement for travel to and from Stride Rite's offices and Phelan's office, including mileage and hotel or a furnished rental apartment in the Cambridge area.

3.   Term.
     ----

     a. The parties hereto agree that the term of this Agreement shall commence upon June 28, 1993 and shall continue for a guaranteed minimum period of Ten (10) weeks (the "Term"), or longer if the parties so agree.

     b. In the event of a material breach of this Agreement, the non-defaulting party shall provide written notice specifying the material breach and intent to terminate the contract to the other. If the material breach is not cured within ten (10) days of receipt of notice, then the non-defaulting party may terminate this Agreement upon issuance of written notice to the other party. All notices shall be sent by U.S. certified mail, return receipt requested and shall be effective upon receipt or, if refused or undeliverable, upon five (5) business days from the date of deposit with the U.S. Postal Service. Notice to Phelan shall be addressed to him at 29 Royalcrest Drive, Andover, Massachusetts 01845; any notice to Stride Rite shall be addressed to The Stride Rite Corporation, Five Cambridge Center, Cambridge, Massachusetts 02142, Attention: General Counsel, Legal Department. Either party may change the notice address on 30 days prior written notice to the other party.

4.   Assignment.
     ----------

     Phelan acknowledges that his services are unique and personal and that, accordingly, this Agreement, and his duties and responsibilities hereunder, are not assignable.

5.   Relationship of the Parties.
     ---------------------------

     Nothing in this Agreement shall be construed to place the parties in the relationship of employer/employee, partners or joint venturers, and neither party shall have the power to obligate or bind the other in any manner whatsoever, except as otherwise provided for in this Agreement. The parties hereto hereby acknowledge that Phelan is acting as an independent contractor in connection herewith.

6.   Supplemental Retirement Income Agreement.
     ----------------------------------------

     This Agreement shall in no way be construed to affect the terms and conditions of The Supplemental Retirement Income Agreement between The Stride Rite Corporation and John J. Phelan dated as of September 16, 1992 and Phelan's rights to benefits under that Agreement.

 7.  Confidentiality.
     ---------------

     Phelan understands and acknowledges that, in rendering services hereunder, Stride Rite may deliver confidential information to Phelan and Phelan agrees to hold in confidence and not use or disclose any such confidential information except upon the prior written consent of the Chairman of the Board of Directors of Stride Rite, which consent shall be granted or denied in Stride Rite's sole discretion, and Phelan shall not disclose, utilize or commercialize the same, directly or indirectly, for his own or any third party's benefit, now or in the future provided, however, that the parties agree that Phelan shall not be so restricted with respect to any information which he can establish is in the public domain, was known to him prior to disclosure by Stride Rite or was disclosed to him by a third party and such disclosure was not in breach of any agreement by such third party with Stride Rite.

8.   Governing Law.
     -------------

     This Agreement shall be construed to be a Massachusetts contract governed by the laws of the Commonwealth of Massachusetts. The parties agree that this Agreement represents the entire agreement of the parties with respect to the consulting services to be performed hereunder and supersedes all prior communications regarding the same.

9.   Modifications.
     -------------

     This Agreement may not be modified, amended or altered without a written agreement signed by both parties.

     The parties hereby set their hands and seals to this Agreement as of the 28th day of June, 1993.

                                            THE STRIDE RITE CORPORATION


                                            By:  /s/ Margaret A. McKenna
                                               ---------------------------



                                                /s/ John Phelan
                                            ------------------------------
                                            John Phelan

                         THE STRIDE RITE CORPORATION

                               EXHIBIT 10 (x)

                            EMPLOYMENT AGREEMENT
                            --------------------


     This Contract of Employment (the "Agreement") is entered into as of this 21st day of October, 1993 by and between The Stride Rite Corporation (the "Company") and Robert Siegel (the "Executive").

     WHEREAS, the Company desires to employ an experienced, qualified individual to serve in its capacities of Chairman, Chief Executive Officer and President of the Company, and

     WHEREAS, the Executive desires to be employed by the Company in its capacities of Chairman, Chief Executive Officer and President,

     NOW, THEREFORE, the Company and Executive, each in consideration of the promises of the other hereinafter contained, agree as follows:

     1.  Employment. The Company hereby agrees to and does hereby employ the
         ----------
Executive, and the Executive hereby agrees to and does hereby enter the employ of the Company for the period set forth in Section 2 below (the "Employment Period") in the positions and with the duties and responsibilities set forth in
Section 3 below, and upon the terms and conditions set forth in this Agreement.

     2.  Employment Period.  The Employment Period shall commence on December
         -----------------
13, 1993 and except as otherwise expressly provided hereinbelow, shall continue until the close of business on December 31, 1996 (the "Term").

     3.  Positions.  It is contemplated that during the Employment Period, the
         ---------
Executive shall serve as a principal officer of the Company with the offices and titles of Chairman, Chief Executive Officer and President, reporting directly to the Board of Directors. With respect to those offices, the Executive shall have powers and duties as provided in the Company's Bylaws in effect as of the date and as those may be amended from time to time during the Employment Period.

     It is further contemplated that at the meeting of the Board of Directors approving the Agreement, the Executive shall be elected to serve as a director of the Company and as a director of each of the Company's subsidiaries by their respective Boards of Directors and/or stockholders.

     In the event that the Executive is not elected by the Board of Directors to serve as Chairman, Chief Executive Officer and President or by the Board of Directors or the stockholders to serve as a director of the Company, his employment with the Company shall be terminated by the Company subject to the terms of Section 10 of this Agreement.

     4.  Performance.  Throughout the Employment Period, the Executive agrees to
         -----------
devote his full time and undivided attention to the business and affairs of the Company, and in particular to the performance of all of the duties and responsibilities of the Chairman, Chief Executive Officer and President of the Company, and as a director of each of its subsidiaries, except for reasonable vacation and except for temporary illness or incapacity. The Executive shall be entitled to up to four (4) weeks of vacation per year.

     The Executive shall serve the Company and each of its subsidiaries loyally, diligently and effectively and at all times exert his best efforts to promote the success of their respective activities. The Executive shall discharge his duties and responsibilities in an efficient, trustworthy and businesslike manner and shall do nothing which will in any way impair or prejudice the name or reputation of the Company or any of its subsidiaries.

     Nothing in this Agreement shall preclude the Executive from devoting reasonable periods required for:

     a. serving as director, trustee or member of a committee of any organization involving no conflict of interest with the interests of the Company;

     b.  engaging in charitable and community activities; and

     c.  managing his personal investments;

provided that such activities do not, individually or collectively, interfere with the regular performance of the Executive's duties and responsibilities under this Agreement.

     5.  Salary and Incentive Compensation.  During the Employment Period, as
         ---------------------------------
long as the Executive is employed by the Company, the Executive shall be entitled to compensation from the Company as follows:

     a. For all services to be rendered by the Executive to the Company during the Employment Period, including, without limitation, services as an executive, officer, director, employee or member of any committee of the Company or its subsidiaries, divisions, business units or affiliates, the Executive shall be paid compensation in the form of a base or fixed salary, payable not less often than once each month, at the annual rate of Four Hundred Eighty Thousand Dollars ($480,000), with the opportunity for periodic annual reviews and increases in such rate as shall be determined in the sole discretion of the Board of Directors.

     b. The Executive shall be paid additional compensation in the form of incentive compensation as follows:

          i. The Executive shall be an "Eligible Employee" as that term is defined in the Company's Annual Executive Incentive Compensation Plan (the "Annual Incentive Plan") and may receive incentive compensation as provided by the terms of such Plan.

Pursuant to the Annual Incentive Plan, the Executive's "Bonus Percentage" (as defined therein) will be 50%. The Executive's participation in the Annual Incentive Plan is subject to the terms and conditions of the Annual Incentive Plan, or any amended version of the Annual Incentive Plan or any successor or other annual incentive compensation plan which may be adopted and become legally effective during the Employment Period.

     ii. Notwithstanding the foregoing, for the Company's 1994 fiscal year, the Executive shall be guaranteed a minimum cash bonus of Two Hundred Twenty Five Thousand Dollars ($225,000) under the Annual Incentive Plan.

     iii. The Executive shall be an "Eligible Employee" as that term is defined in the Company's Key Executive Long-Term Incentive Compensation Plan (the "Long-Term Plan"), and may receive incentive compensation as provided by the terms of such Plan. The portion of the Executive's base salary upon which incentive compensation under the Long-Term Plan may be earned will be 55% of base pay for each of the three ongoing cycles, and the Executive's participation in Cycle VIII which ends in 1994 will be 33 1/3%, in Cycle IX which ends in 1995 and cycles thereafter will be 100%. Except as so modified the Executive's participation in the Long-Term Plan is subject to the terms and conditions of the Long-Term Plan, or any amended version of the Long-Term Plan or any successor or other long-term incentive compensation plan which may be adopted and become legally effective during the Employment Period.

     iv. On December 13, 1993, the Company shall grant to the Executive rights to purchase 60,000 shares of the Company's common stock at a purchase price of $.25 per share and otherwise subject to all the terms and conditions of the Company's 1975 Executive Incentive Purchase Plan, as amended ("Incentive Stock Plan") except that (1) the Executive's rights to purchase such 60,000 shares
       ------
shall vest according to the following schedule: 20,000 shares on December 13, 1994, 20,000 shares on December 13, 1995 and 20,000 shares on December 13, 1996, and (2) all shares purchased by the Executive upon exercise of such rights shall at all times be "free shares" as defined in the Incentive Stock Plan and, as such, shall not be subject to any restrictions as to sale or disposition or any obligation to offer to resell such shares to the Company as set forth in Section 8 of the Incentive Stock Plan. In the event that the Executive's employment with the Company is terminated at any time for any reason other than (i) by the Company for cause or (ii) by the Executive for other than a "Good Reason" as defined in the Severance Agreement referred to in Section 15 c. of this Agreement, the Company shall immediately pay to the Executive (or in the case of death, to the Executive's legal representative) a cash amount equal to the excess, if any, of (A) $951,000 over (B) the aggregate fair market value of all shares acquired by the Executive upon exercise of purchase rights granted under this paragraph iv (such fair market values to be determined as of the dates of such exercise) less the aggregate purchase price paid for such shares. "Fair market value" shall mean the closing price for the Company's common stock on the New York Stock Exchange - Composite on the exercise dates.

     v. On December 13, 1993, the Company shall grant to the Executive rights to purchase 30,000 shares of the Company's common stock at a purchase price of $.25 per share and otherwise subject to all of the terms and conditions of the Incentive Stock Plan except that all shares purchased by the Executive upon
                     ------
exercise of such rights shall at all times be "free shares" as defined in the Incentive Stock Plan and, as such, shall not be subject to any restrictions as to sale or disposition or any obligation to offer to resell such shares to the Company as set forth in Section 8 of the Incentive Stock Plan.

     vi. On December 13, 1993, the Company shall grant to the Executive rights to purchase 200,000 shares of the Company's common stock at a per share purchase price equal to the closing price of such stock on the New York Stock Exchange - Composite on the date of this Agreement and otherwise subject to all of the terms and conditions of the Incentive Stock Plan except that (1) the Executive's
                                                 ------
rights to purchase such 200,000 shares shall vest according to the following schedule: 40,000 shares on each of the first, second, third, fourth and fifth anniversaries of October 21, 1993, and (2) all shares purchased by the Executive upon exercise of such rights shall at all times be "free shares" as defined in the Incentive Stock Plan and, as such, shall not be subject to any restrictions as to sale or disposition or any obligation to offer to resell such shares to the Company as set forth in Section 8 of the Incentive Stock Plan.

     vii. The Company agrees to take any action necessary to carry out the terms of the stock purchase rights granted to the Executive under paragraphs iv., v. and vi. above, including but not limited to causing the Incentive Stock Plan to be amended, if necessary, and waiving any rights that the Company may otherwise have with respect to enforcing restrictions on disposition of shares purchased by the Executive or requiring the Executive to offer to resell those shares to the Company. The Executive is relying on the Company's description of the income tax consequences relating to the purchase rights granted, and shares purchased, under the Incentive Stock Plan contained in the Prospectus dated March 5, 1992 for the Incentive Stock Plan and on the Company's assurance that these consequences will apply to the Executive's purchase rights under Sections 5b iv., v. and vi.

     c. In the event of the death of the Executive during the Employment Period, the legal representative of the Executive shall be entitled to the base or fixed salary provided for in Section 5a above for the month in which the death shall have occurred, at the rate being paid at the time of death, and the Employment Period shall be deemed to have ended as of the close of business on the last day of the month in which the death shall have occurred, but without prejudice to any payments otherwise due in respect of the Executive's death, including any payment under Section 5b iv., or to any rights that the Executive's legal representative may have to exercise the purchase rights granted under Section 5b iv., v. and vi.

     6.  Perquisites.  During the Employment Period, the Executive shall be
         -----------
entitled to the perquisites as follows:

     a. The Executive shall be provided with an appropriate office and secretarial and clerical staff.

     b. The Company's lease of an automobile, (the "Vehicle"), shall be provided by the Company for the Executive's use, pursuant to the Company's leased car policy as currently in effect. Under the Company's leased car policy, an amount of up to 4% of the Executive's base salary (as provided in Section 5a of this Agreement) will be paid by the Company toward the lease payments, insurance and maintenance costs of the Vehicle. Should such costs for the Vehicle exceed that allowance, the Executive will be responsible for payment of any differential. The Executive shall be responsible for the cost of fuel consumed in the use of the Vehicle. Pursuant to the Company's current automobile policy, the Company will pay the Executive a mileage allowance as reimbursement for the use of the Vehicle in conducting the Company's business.

     c. Pursuant to the Company's reserved parking policies, the Company shall pay all but $50.00 per month of the cost of a reserved parking space for the Executive at the Company's offices at Five Cambridge Center, Cambridge, Massachusetts.

     d. The Company shall reimburse the Executive for up to $5,000.00 per year for the Executive's use of personal financial planning services.

     7.  Employment Benefits; Life Insurance.  At the normal employee
         -----------------------------------
contribution rate to the Executive, the Company will provide the Executive with Master Medical coverage for the Executive and eligible members of the Executive's family (effective as of the beginning of the Employment Period), insurance on his life equal to One Million Dollars ($1,000,000) payable to a beneficiary designated by the Executive (in lieu of lesser coverage available under the usual terms of the life insurance policy which the Company offers) and long-term disability coverage.

     The Executive shall also be entitled to participate in all of the various employee benefit plans which the Company maintains and/or adopts during the Employment Period, including a defined benefit Retirement Plan and various elective programs, including, without limitation, a dental insurance plan (effective as of the beginning of the Employment Period), Employee Stock Purchase Plan and Employee Savings and Investment Plan (pursuant to Section 401K of the Internal Revenue Code of 1986, as amended), subject to their respective terms and requirements, including, without limitation, their eligibility and vesting requirements. The Executive shall be enrolled in all of these plans as of December 13, 1993.

     Nothing in this Agreement shall preclude the Company from amending or terminating any employee benefit plan or practice, but it is the intent of the parties that the Executive shall continue to be entitled during the Employment Period to benefits at least equal in the aggregate to those attached to his position as of the date of this Agreement.

     8.  Residence Requirement.  The Executive agrees that by May 1, 1994 the
         ---------------------
Executive will establish residence for himself and his family in the greater Boston (Massachusetts) area and that the Executive shall maintain such residence throughout his continued employment by the Company.

     9.  Relocation Expenses.  The Company agrees to pay for (i) the broker's
         -------------------
commission and closing costs incurred by the Executive with respect to the sale of his principal residence in San Rafael to the extent the amount of such fees and costs are customary in such community and are customarily borne by the Seller. The Executive shall obtain two appraisals of the value of his current California residence during the month of December, 1993. If the Executive sells such residence before March 10, 1994 for a price less than the average of such two appraised values, the Company shall immediately pay to the Executive in cash the amount of such shortfall. If the Executive does not sell his residence before March 10, 1994, and the Executive notifies the Company that he is unable to sell his residence, the Company shall purchase the residence itself at a price equal to the average of the values determined by two independent real estate appraisers. In addition, the Company shall pay the Executive's reasonable expenses incurred to move the Executive's personal property and family from San Rafael to the permanent residence to be purchased by the Executive in the Boston area. The Company will also reimburse the Executive for expenses for deposits or "switch on" fees for utilities at the new residence and fees to install any major appliances which are incurred as part of the move to the Boston area.

     From the date of this Agreement until the earlier of (i) the time the Executive establishes a permanent residence in the Boston area, or (ii) May 1, 1994, the Company agrees to reimburse the Executive up to $6,000 per month for reasonable living expenses incurred in connection with the rental of a furnished apartment for the Executive's use in the Boston area, in addition to reimbursement of reasonable expenses incurred by the Executive for parking, telephones, cable television and utilities. In addition, during such period, the Company will reimburse the Executive for the reasonable cost of a cleaning service for the Executive's apartment and for the Executive's laundry and dry cleaning expenses. The Company, furthermore, agrees to reimburse the Executive for the cost of a round-trip airfare (business, if business is not available then first class) for travel between Boston and the Executive's present residence in San Rafael up to four (4) times per month by the Executive and his wife and children until the earlier of (i) the establishment of the Executive's permanent residence in the Boston area or (ii) May 1, 1994.

     10.  Termination of Employment during Employment Period.  The Executive
          --------------------------------------------------
hereby acknowledges and agrees that the Company by entering into this Agreement shall not be deemed to have waived any of its rights during the Employment Period or thereafter, including, without limitation, the right to terminate the Executive's employment for any reason.

     In the event that the Company terminates the Executive's employment during the Employment Period for any reason other than for

Cause (as defined below), the Company shall pay the Executive a severance allowance consisting of either (i) a lump sum payment equal to the present value (using as a discount rate the prime rate charged by the Bank of Boston on the date of the Executive's termination) of the base or fixed salary payable pursuant to Section 5a of the Agreement for the remainder of the Employment Period, or (ii) if the termination occurs during the last year of this Agreement a monthly severance allowance payable at the end of each month following termination of the Executive's employment until the earliest of (a) twelve months following the Company's termination of the Executive's employment, or (b) the date of the Executive's death. Such monthly severance allowance shall be an amount equal to the monthly fixed or base salary paid to the Executive pursuant to Section 5a of the Agreement at the time of the termination of his employment. In addition to the monthly severance allowance, until the earlier of (i) the Executive's reemployment (other than self-employment or employment by an entity which does not provide comparable medical benefits to employees), or (ii) the end of the Employment Period, the Executive shall continue to be entitled to participate (without cost to the Executive) in the Company's medical and dental insurance programs and the Executive's life insurance benefit as provided by this Agreement shall be continued. In addition, the Executive shall be entitled to any cash payments provided by Section 5b iv., any payments earned pursuant to the terms of the Annual Incentive Plan and the Long-Term Plan, and any rights to exercise the vested portion of the stock purchase rights under Section 5b iv.,
v. and vi.

     If the Executive's employment with the Company is terminated on account of the Executive's death or permanent disability, then except for (i) the cash payments provided by Section 5b iv. and 5c of this Agreement, (ii) any payments earned pursuant to the terms of the Annual Incentive Plan and the Long-Term Plan and (iii) the rights of the Executive or his legal representative to exercise the vested portion of the stock purchase rights granted to the Executive under Sections 5b iv., v. and vi., payment to the Executive or the Executive's estate will be made exclusively under the Company's applicable death or disability plans or policies.

     In the event that the Executive's employment is terminated during the Employment Period for Cause, then the Executive shall not be entitled to receive any severance allowance or compensation of any kind (except (i) incentive compensation which may have been fully earned pursuant to the terms and conditions of the Annual Incentive Plan and/or the Long-Term Plan and (ii) the cash payment due under Section 5b iv. and (iii) the rights of the Executive or his legal representative to exercise the vested portion of the stock purchase rights granted to the Executive under Sections 5b iv., v. and vi.) nor continue to be entitled to any of the Company's employee benefits, including any benefits provided in this Agreement or under the Company's medical, dental, health and life insurance plans (except to the extent the same may be required by law), or to perquisites of any kind, from and after the date upon which the Executive's employment is terminated. For the purposes of this section and any other provision of this Agreement, termination of the Executive's employment shall be deemed to have been for Cause only if:

     a. termination of his employment shall have been so deemed by the Board of Directors of the Company by virtue of (i) an act or acts of dishonesty, (ii) commission of a felony or act of moral turpitude, (iii) a wrongful act or acts resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company, (iv) a willful act or acts which constitute a material violation or violations of the federal securities laws, or
(v) a willful act or acts which constitute material insubordination or a material violation of the Company's Conflict of Interest policy or any of its other policies communicated to the Executive in writing; or

     b. there has been a breach by the Executive during the Employment Period of any of the material provisions of this Agreement, and, with respect to any alleged breach, that the Executive shall have failed to remedy such alleged breach within thirty (30) days from his receipt of written notice from the Clerk of the Company pursuant to the resolution duly adopted by the Board of Directors of the Company after notice to the Executive and an opportunity to be heard demanding that the Executive remedy such alleged breach.

     In the event that the Executive's employment is terminated by his voluntary resignation, the Executive shall not be entitled to payment of any severance allowance, or compensation of any kind (except (i) incentive compensation which may have been fully earned pursuant to the terms and conditions of the Annual Incentive Plan and/or the Long-Term Plan, (ii) the cash payment due under
Section 5b iv. and (iii) the rights of the Executive to exercise the vested portion of the stock rights granted to the Executive under Sections 5b iv., v. and vi.) or to the continuance of any of the Company's employee benefits or perquisites of any kind.

     In the event that the severance arrangements provided for in this Section 10 are triggered, the Executive will be required, as a condition to payment, to execute a release acknowledging full and final settlement of all claims arising from his employment and agreeing to provide reasonable cooperation to the Company.

     11.  Agreement Not to Compete.  The Executive hereby covenants and agrees
          ------------------------
that for a period of one (1) year following termination of the Executive's employment with the Company for any reason, the Executive will not, directly or indirectly, within the United States (the same being the area in which the Company's business is conducted), in any capacity, enter into or engage in the same or a substantially similar business as that conducted and carried on by the Company and being directly competitive with the Company or any of its business units or subsidiaries, including, but not limited to, specialty retailing of infant's, toddler's and children's footwear, the design, manufacture of footwear of any type on the wholesale level, and any and all components of the foregoing, whether as an individual for his own account, or as a partner, joint venturer, employee, agent, consultant, officer or director for or with any person or entity, or as a shareholder (greater than one percent (1%) of any corporation), or otherwise.

     12.  Agreement of Confidentiality.  With respect to any secret, proprietary
          ----------------------------
or confidential information obtained by the Executive during his employment at the Company, except with the prior written agreement of the Company, which consent shall be granted or withheld in the sole discretion of the Company, the Executive will not, at any time, disclose or use for competitive purposes (other than the Company's competitive purposes) any such information. For purposes hereof, secret, proprietary or confidential information shall include, by way of example but not by way of limitation, any information of a technical, financial, commercial or other nature pertaining to the business of the Company or to that of any of its clients, customers, consultants, licensees, business units, subsidiaries or affiliates, including but not limited to, its and their operations, plans, financial condition, product development, customers, sources of supply, manufacturing techniques or procedures, marketing, sales, production or other competitive information acquired by the Executive during the course of his employment by the Company and all other information that the Company itself does not disclose to the public.

     13.  Notice.  For the purposes of this Agreement, notices and all other
          ------
communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered personally or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the Executive at 534 Biscayne Drive, San Rafael, California 94901, until such time as the Executive establishes permanent residence in Boston and thereafter at such address; and to the Company at Five Cambridge Center, Cambridge, Massachusetts 02142 (or at such other address to which it may relocate its headquarters during the term of this Agreement), directed to the Board of Directors with a copy of the Clerk of the Company.

     14.  Heirs and Successors Bound.  This Agreement shall be binding upon the
          --------------------------
heirs, administrators and executors of the Executive and upon the successors or assigns of the Company.

     15.  Miscellaneous.
          -------------

     a. No provision of this Agreement may be modified, waived or discharged, unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board of Directors. No waiver by either party hereto at any time of any breach by the other party hereto of, or in compliance with any condition or provision of this Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the time or at any prior or subsequent time.

     b. The Executive agrees that the remedy at law for any breach by the Executive of the provisions of Sections 11 or 12 of this Agreement will be inadequate and that the Company will also be entitled to injunctive relief without bond against any such breach. Such injunctive relief will not be exclusive but will be in addition to any other relief that the Company may have.

     c. There are no agreements or understandings, oral or written, between the parties hereto other than those set forth in this Agreement, and there are no agreements or understandings which in any way alter, modify, amend or otherwise change this Agreement, with the exception of a certain Severance Agreement between the Executive and the Company, dated as of October 21, 1993, as such may be further modified, amended or replaced (the "Severance Agreement"). In the event that any "change in control" as defined in the Severance Agreement occurs during the Employment Period, which event triggers the terms of the Severance Agreement, then the parties hereto hereby agree that the Severance Agreement shall thenceforth be deemed to supersede this Agreement in all respects, except that Executive shall retain all his rights under Section 5b iv., v. and vi.

     d. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Massachusetts applicable to instruments under seal.

     e. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     f. This Agreement may be executed in two counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

     g. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     NOW THEREFORE, the parties set their hands and seals on this 21st day of October, 1993.


                                       Signed:    /s/ Robert C. Siegel
                                              --------------------------------



                                       THE STRIDE RITE CORPORATION

                                       Signed:    /s/ Margaret McKenna
                                              --------------------------------
                                               Margaret McKenna, Chairman of
                                               the Compensation Committee of
                                               the Board of Directors

                                                                      EXHIBIT 11

                         THE STRIDE RITE CORPORATION
                     CALCULATION OF NET INCOME PER SHARE
              FOR THE FIVE FISCAL YEARS ENDED DECEMBER 3, 1993


                                        Dec. 1,     Nov. 30,     Nov. 29,       Nov. 27,        Dec. 3,
                                         1989         1990         1991           1992            1993
                                      -----------  -----------  -----------  --------------  --------------

Calculation of shares:

Weighted average number of common
  shares outstanding                  53,207,832   52,172,580   51,086,310   51,259,960      50,619,238

Common shares attributable to
  assumed exercise of dilutive
  stock options and stock purchase
  rights using the treasury stock
  method                                 725,194      491,326      570,562      295,717         192,251
                                      ----------   ----------   ----------   ----------      ----------

Average common shares and
  common equivalent shares
  outstanding                         53,933,026   52,663,906   51,656,872   51,555,677      50,811,489
                                     ===========  ===========  ===========  ===========     ===========

Net income available for
  common stock                       $45,672,000  $55,541,000  $65,960,000  $61,506,000(a)  $58,291,000(b)
                                     ===========  ===========  ===========  ===========     ===========


Primary and fully diluted net
  income per share                          $.85        $1.05        $1.28        $1.19(a)        $1.15(b)
                                     ===========  ===========  ===========  ===========     ===========

(a) Net income and net income per common share in 1992 included nonrecurring charges of $18,319,000 (an after-tax charge of $11,087,000 or $.22 per share).

(b) Net income and net income per common share in 1993 includes nonrecurring charges of $7,200,000 (an after-tax charge of $4,274,000 or $.08 per share). Net income and net income per common share in 1993 were also reduced by the cumulative effect of change in accounting principle related to income taxes, which amounted to $2,034,000 or $.04 per share, respectively.

                                                                    EXHIBIT 13

                              FINANCIAL HIGHLIGHTS

                                              1993       1992
- ----------------------------------------------------------------
Net sales                                   $582,868   $585,926
Net income**                                  58,291     61,506
Net income per common share**                   1.15       1.19
Dividends per common share                       .35        .31
Working capital                              243,249    241,310
Total assets                                 412,449    383,524
Long-term debt                                 2,500      3,333
Stockholders' equity                         302,473    271,535
Book value per common share outstanding         6.02       5.33
Return on average equity                       20.2%      23.6%
Common shares outstanding at end of year      50,280     50,908

*  Amounts are in thousands, except for per share information
** Amount in 1993 includes a charge of $2,034,000 ($.04 per share) representing the cumulative effect of an accounting change.

                            SELECTED FINANCIAL DATA

                            1989       1990       1991       1992       1993
- -------------------------------------------------------------------------------
Net sales                 $454,373   $515,842   $574,379   $585,926   $582,868
Net income/2/,/4/           45,672     55,541     65,960     61,506     58,291
Common stock
  dividends                  9,302     10,382     13,050     15,872     17,686
Working capital            149,528    162,949    217,665    241,310    243,249
Total assets               251,676    266,023    332,090    383,524    412,449
Long-term debt               5,833      5,000      4,167      3,333      2,500
Stockholders'
  equity                   166,662    181,359    240,427    271,535    302,473
Return on average
  equity                      30.5%      31.6%      31.3%      23.6%      20.2%
Common shares
  outstanding at
  end of year               53,408     50,857     51,481     50,908     50,280
Per common share:
  Net income/2/,/4/            .85       1.05       1.28       1.19       1.15
  Cash dividends              .175        .20       .255        .31        .35
  Book value                  3.12       3.57       4.67       5.33       6.02
Number of employees          3,900      3,700      3,600      3,100      3,300
Number of shareholders       3,000      3,000      2,900      4,100      4,800



1. Financial data is in thousands, except for per share information.

2. Net income in 1989 is after a loss from discontinued operations of $494,000 or $.01 per share.

3. Net income includes nonrecurring charges of $7,200,000 ($4,274,000, net of income taxes or $.08 per share) in 1993 and $18,319,000 ($11,087,000, net of income taxes, or $.22 per share) in 1992 as described in Note 2 to the consolidated financial statements.

4. Net income is reduced by $2,034,000 ($.04 per share) in 1993 representing the cumulative effect of an accounting change related to income taxes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW - 1989 TO 1993

  The information provided in the preceding table, entitled "Selected Financial Data", highlights Stride Rite's progress in the last five years. During this five-year period, the Company's net sales and net income have increased at an average annual rate of 6%. Excluding nonrecurring items and accounting changes, the five-year income growth rate would be slightly higher at 8.5% per year.

  Over the five-year period, the Company's gross profit percent has contracted somewhat due to the reduced significance of retail operations to the consolidated total and changes in product mix at Keds. Selling and administrative expenses in the last five years, excluding nonrecurring charges, have increased at an average annual rate of 3% compared to the net sales growth of 6%. While the lower rate of increase in expenses was due, in part, to retail store closings, selling expenses in these years also included higher advertising spending with costs increasing an average of 12% per year since 1989. This relatively low expense growth over the years has offset the impact of gross profit percent contraction so that, before one-time costs, operating income as a percent of net sales finished at 17.3% in fiscal 1993, the same return rate experienced in fiscal 1989. The Company's favorable cash flow also helped overall profitability in the period as net interest income has increased from an expense of $1.4 million in 1989 to income of $2.7 million in 1993.

  When compared to 1989's performance, the Company's after-tax return on net sales has remained essentially the same at 10% of sales. With income adjusted to exclude losses related to discontinued operations in 1989 and an accounting change and nonrecurring charge in 1993 (see Note 2 to the consolidated financial statements), the comparison of the 1989 and 1993 profitability measure produces a 9% improvement. Excluding nonrecurring items, the 1993 return on sales was 11.1%, compared to the return of 10.2% achieved in 1989. The 1993 return on equity of 20.2% fell short of the 30.5% return of fiscal 1989. The 1993 rate was negatively impacted by one-time items and by increased levels of short-term investments, which have yields that are low in relation to the Company's operating businesses. Adjusted for the accounting change and the nonrecurring charge, fiscal 1993's operating results produced a return on equity of 21.9%.

OPERATING RESULTS

1991 TO 1993

  The table below and the paragraphs which follow summarize the Company's performance in the last three fiscal years:

                                                Percent Change
                                       --------------------------------
                                        1993 vs. 1992    1992 vs. 1991

Increase (decrease)
- -----------------------------------------------------------------------
Net sales                                       (0.5%)            2.0%
Gross profit                                    (4.5%)            3.8%
Selling and administrative expenses              3.0%            (1.2%)
Operating income                                (4.6%)           (6.9%)
Income before income taxes and
  change in accounting principle                (2.3%)           (6.9%)
Income before change in
accounting principle                            (1.9%)           (6.8%)
Net income                                      (5.2%)           (6.8%)
Before nonrecurring charges:
  Operating income                             (13.5%)           10.5%
  Income before change in
    accounting principle                       (11.0%)           10.1%

                                        Percent to Net Sales
                                       -----------------------
                                        1993     1992    1991

- --------------------------------------------------------------
Gross profit                             41.7%   43.5%   42.8%
Selling and administrative expenses      24.5%   23.7%   24.4%
Operating income                         16.0%   16.7%   18.3%
Income before income taxes and
  change in accounting principle         16.8%   17.1%   18.7%
Income before change in
  accounting principle                   10.3%   10.5%   11.5%
Net income                               10.0%   10.5%   11.5%
Before nonrecurring charges:
  Operating income                       17.3%   19.8%   18.3%
  Income before change
    in accounting principle              11.1%   12.4%   11.5%

NET SALES

  Net sales decreased $3 million in fiscal 1993 from the sales level achieved in fiscal 1992. Unit shipments of current line merchandise increased 1.2% in 1993 and the sales level also benefited from increased retail sales. The sales increases were offset by lower average selling prices, primarily due to product mix changes in the Keds division. Excluding the impact of product mix changes, consolidated net sales in 1993 were also reduced by approximately $4 million due to selling price deflation.

  Sales of the Keds division, the Company's largest business, in fiscal 1993 were 3% below last year's revenue total. Sales of Keds children's products decreased 6% from 1992, while sales of Keds women's product line in 1993 were off 4% from last year. The performance of the women's category was negatively impacted by lower average selling prices due to product mix changes and reduced sales of leather styles. Sales of Keds basic Champion style declined 9% in 1993. The decline was partially offset by the division's efforts to broaden the women's product offering which resulted in a 6% sales gain for other Keds women's products.

  Net sales of the Stride Rite Children's Group increased 6% in fiscal 1993 with additional retail sales accounting for just over half of the Group's sales increase. Sales of the retail booteries and leased departments operated by the Children's Group were up 8% in 1993, while sales to independently owned specialty stores, department stores and family shoe stores increased 4%. The Children's Group operated an average of 176 stores in each year, but finished the 1993 year with 189 stores, up from 173 locations in November 1992. The Children's Group had closed or sold 19 stores in fiscal 1992 and 37 stores in fiscal 1991. Approximately 40% of the retail sales gains in 1993 were related to comparable stores' results with the balance of the sales increase related to new stores and the fact that the 1993 fiscal year included 53 weeks.

  The Sperry Top-Sider division's sales in fiscal 1993 were down 11% from 1992 with sales of current line merchandise off 10% and revenues from the liquidation of discontinued styles down $1.1 million or 15%. Sales of leather boat shoes and other styles in 1993 were even with last year, while sales of canvas footwear and sandals were down 40% from 1992.

  The Company's International division continued to make steady progress in fiscal 1993 as sales were up $3.8 million or 17% from 1992. Higher sales of Keds products in international markets along with the initial deliveries of Stride Rite products to independently owned bootery stores in Latin America offset lower Sperry Top-Sider sales. The Company's Canadian subsidiary posted a 10% sales increase in 1993, but lower exchange rates reduced the sales gain in US dollars to 3%.

  Net sales in fiscal 1992 increased $11.5 million or 2% from fiscal 1991's results. In 1992, increased unit shipments and a change in mix toward higher priced leather styles offset $9 million of selling price deflation. Keds division sales were up 5% in 1992 as a 14% increase in sales of leather products helped both the children's and women's categories to post increases above 1991's sales. Sales of the Stride Rite Children's Group declined 7% in 1992 with retail sales down $5.1 million due to weak sales in the Group's leased departments and an average store count which was 11% lower than in 1991 due to the closing of underperforming retail locations. Children's Group sales to independent accounts were also lower in 1992, a decrease of 6% from the 1991 level. In 1992, sales of the Sperry Top-Sider division fell 10% from 1991 with lower shipments of canvas styles causing most of the decrease. International division sales were above 1991 by $8.6 million or 61% as increased sales of Keds products to distributors in Europe, South America and Japan offset a 10% sales decline in Canada.

GROSS PROFIT

  In fiscal 1993, the Company's consolidated gross profit rate of 41.7% was below the 43.5% rate achieved in fiscal 1992. LIFO adjustments had little impact on 1993's gross profit performance, increasing margins by $0.2 million. In 1992, the impact of LIFO increased gross profit by $4.6 million or 0.8% of net sales. Stable leather prices and the continuing shift of product sourcing to lower cost countries produced deflation in overall product costs in 1992. The changing sales mix in the Keds division negatively impacted gross profit in 1993, as margins on new women's styles were generally lower than those of the basic Champion canvas styles. Increased product sourcing and warehousing costs also reduced gross profit in 1993 as staffing was expanded to cover new resources in the Far East. Gross profit percent performance was helped by the increased significance of the Stride Rite Children's Group's retail sales, the division of the Company with the highest gross profit percentage, as retail sales accounted for 11.6% of consolidated sales in 1993 compared to 10.7% in 1992. In addition, increased production levels at the domestic facilities operated by the Stride Rite Children's Group resulted in improved capacity utilization in 1993.

  In fiscal 1992, the Company's gross profit rate improved by 0.7 percentage points from the 42.8% rate achieved in fiscal 1991. The LIFO benefits (0.8% of net sales) included in the 1992 results accounted for all of the improvement as LIFO reduced gross profit in 1991 by $0.5 million or 0.1% of net sales. In 1992, gross profit also benefited from lower air freight costs ($2.4 million or 0.4% of net sales). The increased shipments of Keds leather styles in 1992 reduced the gross profit percent from that achieved in 1991 as the leather product line carries a lower margin rate than Keds' traditional canvas styles. Lower sales at the retail level and $1.7 million of costs associated with the closing of a manufacturing facility also hurt gross profit performance in 1992.

OPERATING COSTS

  Selling and administrative expenses in fiscal 1993 increased $4.1 million or 3%. Selling and administrative costs as a percent to net sales increased by 0.8 percentage points, 24.5% in 1993 compared to 23.7% in 1992. Higher advertising and sales promotion expenses contributed to the cost increase in 1993 as spending was above 1992 by $2.5 million or 8%. Advertising expense represented 5.6% of net sales in 1993 compared to 5.2% in 1992. The increased significance of retail sales, where selling expenses are high relative to the Company's other divisions, to the consolidated total resulted in a 0.4% increase in the selling expense to sales ratio. In 1993, selling and administrative expenses also include additional costs totaling $1.9 million related to international trademark rights acquired during 1992 and start-up expenses of a European sales subsidiary. The Company's contributions to its charitable foundation were reduced by $4.3 million in 1993 in response to current profitability trends. Sufficient funds exist in the Stride Rite Charitable Foundation so that donations to scholarship and other charitable causes will not be impacted. In fiscal 1992, selling and administrative expenses decreased $1.7 million (1.2%) from 1991 despite the 2% increase in net sales. Advertising costs were up $0.6 million or 2.1% in 1992. The closing of retail stores during 1992 resulted in reduced costs of approximately $3.1 million.

  Nonrecurring charges, as described in Note 2 to the consolidated financial statements, impacted operating results during the last two years. In fiscal 1993, the Company incurred costs amounting to $7.2 million pre-tax related to the settlement of an investigation of Keds' suggested retail pricing policy. The nonrecurring charges in fiscal 1992, totaling $18.3 million, were primarily related to the Company's decision to consolidate and relocate its distribution function to a new facility in Kentucky.

OTHER INCOME AND TAXES

  Non-operating income (expense) increased pre-tax earnings by $4.6 million in fiscal 1993 compared to increases of $2.3 million in the 1992 and 1991 fiscal years. Interest income increased $0.2 million in 1993 as a 36% increase in the funds available for investment during the year offset lower yields on short-term investments. In 1992, interest income decreased $0.5 million from 1991 as lower investment yields and the increased use of tax-exempt fixed income securities offset a 15% increase in funds available for investment. In 1993, interest expense was down slightly from last year after decreasing $0.2 million from 1991. Lower average borrowings under the Company's bank lines of credit and lower interest rates contributed to the reduced cost in 1992. In 1993, other income includes a gain of $3 million related to cash distributions from an investment in a limited partnership. This gain was partially offset by expenses related to a new company-owned life insurance program.

  The provisions for income taxes in fiscal 1993 and 1992 were below the prior year amount by $1.1 million and $2.9 million, respectively, because of lower pre-tax earnings. Despite the higher federal income tax rates, which took effect January 1, 1993, the Company's effective tax rate of 38.4% in 1993 decreased slightly from the effective rates in 1992 (38.6%) and 1991 (38.7%). Increased tax exempt investment income and tax savings related to a Company owned life insurance program offset the impact of the higher statutory rates (0.9%).

NET INCOME

  Income before the cumulative effect of a change in accounting principle in fiscal 1993 decreased $1.2 million or 1.9% from the income level achieved in 1992. When adjusted for the nonrecurring charges in both years, the 1993 income amount was below 1992's results by $8 million ($64.6 million in 1993 compared to $72.6 million in 1992) or 11%. The income reduction in 1993 was caused by lower sales levels, the reduced gross profit rate and increased selling expenses. During the third quarter of fiscal 1993, the Company adopted, retroactive to November 28, 1992, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of the change in accounting principle reduced net income in 1993 by $2 million. Including the impact of the change in accounting principle, net income for 1993 decreased $3.2 million or 5.2% from the 1992 total. In fiscal 1992, net income was below the 1991 level by $4.4 million or 6.8% as the impact of the nonrecurring charges ($11.1 million after tax) offset the increased operating earnings. Before the nonrecurring charge, 1992 net income was above the 1991 results by $6.6 million or 10.1%.

LIQUIDITY AND CAPITAL RESOURCES

  As of the end of fiscal 1993, the Company's balance sheet reflected the results of the Company's continued positive cash flow. A current ratio of 3.4 to 1 and a debt to equity relationship of 0.8% demonstrate the Company's ability to provide internal financing for the future growth of its existing businesses. Over the last three fiscal years, the Company's operations have generated $189.3 million of positive cash flow. Fiscal 1993's operating results produced $67.3 million or 36% of this three-year total. The Company has used $33.9 million or 18% of this operating cash flow in the last three years to repurchase 1,895,100 common shares and $71.5 million or 38% of this amount has been added to the balance sheet in higher levels of cash and short-term investments.

During 1993, the Company's cash and short-term investments increased by $6.2 million despite increased capital expenditures and the use of $15.2 million to fund higher dividend payments and to repurchase common shares. In fiscal 1993, the Company used $29.4 million of operating cash flow to fund the construction and equipping of a 520,000 square foot distribution center in Louisville, Kentucky. The elements of working capital, other than cash and short-term investments, decreased $4.3 million in 1993, with the investment in receivables and inventory declining by $6.5 million or 3% from the 1992 total.

  In addition to internal sources of capital, the Company maintains bank lines of credit to satisfy any seasonal borrowing requirements that may be imposed by the sales pattern characteristics of the footwear industry. In fiscal 1993, no significant amounts were borrowed under these arrangements and the Company's borrowings averaged only $0.7 million and $2.1 million during fiscal 1992 and 1991, respectively. No short-term borrowings were outstanding at the end of 1993 or 1992.

  In the last three years, additions to property and equipment aggregated $41.2 million with $33.9 million of the expenditures occurring in 1993. The largest project undertaken in fiscal 1993 was the Company's new distribution center in Louisville, Kentucky. Construction of the facility was completed in the fourth quarter and shipments of Keds products to customers commenced in January 1994 following the closing of the Keds distribution facility in New Bedford, Massachusetts in December 1993. The Company's sales performance in the first half of fiscal 1994 will be impacted by start-up difficulties at the new distribution center. In the first two months of fiscal 1994, the Keds division has experienced service interruptions on reorders, and deliveries of future orders to customers are behind schedule by approximately five weeks. As a result, Keds sales in the first quarter, which ends March 4, 1994, are expected to be 10% to 15% below the 1993 level. Consolidated net income for the first quarter of fiscal 1994 is expected to be off from the comparable period in fiscal 1993 at a more significant rate than the sales decline because of expenses related to the shipping delays as well as increased marketing costs. The Company anticipates the problems to continue into the second quarter of fiscal 1994 as deliveries are expected to run behind schedule until late April. The later deliveries on new Spring styles will probably result in lower reorders for the Spring season. The new distribution center should be fully operational for the Fall 1994 season. The Company expects to close its Boston, Massachusetts facility, which distributes Stride

Rite and Sperry Top-Sider products to customers, and to transfer activity to the Kentucky facility in the second half of fiscal 1994.

  The Company opened 24 retail locations during fiscal 1993 with eight booteries purchased from independent dealers and 12 of the new locations representing additional leased department operations. The Company also closed 7 retail locations in 1993. In the 1990 to 1992 period, the Company emphasized the expansion of its dealer network of independently operated children's booteries rather than opening its own retail stores. Capital expenditures related to retail stores were lower in this period as only 10 Company-owned stores were opened over the three years. This pace of store openings was down significantly from the 47 stores opened in the 1987 to 1989 period. While the Company expects to accelerate the amount of retail store openings in fiscal 1994, capital expenditures will return to more normal levels due to the completion of the Kentucky facility. Funding for capital expenditures generally will be provided from internal sources.

  Over the last three years, the Company's Board of Directors has increased the dividend rate so that it is now almost double the rate of the fourth quarter of fiscal 1990. In addition, the Board has authorized a stock repurchase program for 16,000,000 shares of common stock. In fiscal 1993, the Company expended $13.4 million to repurchase 915,200 common shares. Adjusted for the stock splits in 1989 and 1991, the 1993 transactions brought the shares repurchased under the Board authorization to 12,948,100 shares, or 81% of the authorized total, for an aggregate expenditure of $106.6 million since the current repurchase program was initiated in the fourth quarter of 1987. The aggregate shares repurchased represent 21% of the total shares outstanding prior to the Board's authorization. Funds for these repurchases were provided from internal sources.

                          Consolidated Balance Sheets


(in thousands
 except for share data)                       Dec. 3, 1993   Nov. 27, 1992
- --------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                       $ 38,763        $ 55,026
Short-term investments                            65,645          43,178
Accounts and notes receivable,
  less allowances of
  $5,602 in 1993
  and $5,935 in 1992                              75,184          83,585
Inventories                                      132,725         130,818
Deferred income taxes                             27,294          28,560
Prepaid expenses                                   4,109           3,698
                                                --------        --------
  Total current assets                           343,720         344,865

Property and equipment, net                       47,737          17,898
Other assets, net                                 19,677          19,374
Goodwill, net                                      1,315           1,387
                                                --------        --------
    Total assets                                $412,449        $383,524
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt                 833             833
Accounts payable                                  30,495          20,340
Income taxes payable                              31,701          35,876
Accrued expenses and other liabilities            37,442          46,506
                                                --------        --------
  Total current liabilities                      100,471         103,555

Deferred income taxes                              7,005           5,101
Long-term debt                                     2,500           3,333

Stockholders' Equity:
Preferred stock, $1 par value-
  1,000,000 shares authorized;
    Issued - none                                      -               -

Common stock, $.25 par value-
  135,000,000 shares authorized;
    Issued - 56,946,544                           14,237          14,237
Capital in excess of par value                    23,710          23,519
Retained earnings                                347,677         307,072
                                                --------        --------
                                                 385,624         344,828
Less cost of 6,666,690 shares of common
  stock held in treasury (6,038,642 in 1992)     (83,151)        (73,293)
                                                --------        --------
    Total stockholders' equity                   302,473         271,535
                                                --------        --------

    Total liabilities and stockholders'
     equity                                     $412,449        $383,524
                                                ========        ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended
(in thousands,                    ---------------------------------------------
except for per share data)        Dec. 3, 1993   Nov. 27, 1992   Nov. 29, 1991
- --------------------------        -------------  --------------  --------------
Net sales                             $582,868        $585,926        $574,379

Cost of sales                          339,523         331,054         328,785

Selling and administrative
 expenses                              142,739         138,606         140,332

Nonrecurring charges                     7,200          18,319               -
                                      --------        --------        --------

Operating income                        93,406          97,947         105,262

Investment income                        3,126           2,896           3,361

Interest expense                          (445)           (482)           (661)

Other income (expense), net              1,878            (136)           (357)
                                      --------        --------        --------

Income before income taxes  and
  cumulative effect of change in
  accounting principle                  97,965         100,225         107,605

Provision for income taxes              37,640          38,719          41,645
                                      --------        --------        --------

Income before cumulative effect
 of change in accounting principle      60,325          61,506          65,960

Cumulative effect of change in
  accounting principle                  (2,034)              -               -
                                      --------        --------        --------

Net income                            $ 58,291        $ 61,506        $ 65,960
                                      ========        ========        ========

Per share of common stock:
  Income before cumulative effect
   of change in accounting principle  $   1.19           $1.19           $1.28
  Cumulative effect of change in
    accounting principle                  (.04)              -               -
                                      --------        --------        --------

  Net income                          $   1.15           $1.19           $1.28
                                      ========        ========        ========

Average common shares and common
  equivalents outstanding               50,811          51,556          51,657
                                      ========        ========        ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended
                                  ---------------------------------------------
(in thousands)                    Dec. 3, 1993   Nov. 27, 1992   Nov. 29, 1991
- -------------------------------------------------------------------------------
CASH WAS PROVIDED FROM (USED
 FOR) OPERATIONS:
  Net income                          $ 58,291        $ 61,506        $ 65,960
  Adjustments to reconcile to
    net cash provided from
    operations:
  Depreciation and amortization          6,264           5,362           4,204
  Deferred income taxes                  1,136         (10,904)         (4,488)
  Equity in earnings of
   affiliate                            (1,043)         (1,809)         (2,298)
  Loss(gain) related to
   long-term investments                (3,004)            140             411
  Loss on disposal of property
   and equipment                           149             676             317
  Cumulative effect of change
   in accounting principle               2,034               -               -
  Changes in:
    Accounts and notes
     receivable                          8,401          (7,408)         (3,146)
    Inventories                         (1,907)        (13,965)         (5,869)
    Prepaid expenses                      (411)           (805)            403
    Long-term notes receivable             (16)            585            (275)
    Accounts payable, income
     taxes, accrued expenses
     and other current liabilities      (2,561)         22,793          10,573
                                      --------        --------        --------
    Net cash provided from
     operations                         67,333          56,171          65,792
                                      --------        --------        --------

INVESTMENTS:
  Short-term investments               (22,467)        (30,798)        (12,380)
  Additions to property and
   equipment                           (33,938)         (3,742)         (3,531)
  Proceeds from sales of
   property and equipment                  154             195              70
  Long-term investments                  3,255           1,176             586
  Acquisitions of trademarks              (276)         (1,021)              -
  Increase in other assets              (1,615)         (9,126)              -
                                      --------        --------        --------
    Net cash used for
     investments                       (54,887)        (43,316)        (15,255)
                                      --------        --------        --------

FINANCING:
  Long-term debt payments                 (833)           (833)           (833)
  Proceeds from sale of stock
   under stock plans                     2,492              88           2,460
  Tax benefit in connection
   with stock plans                        284           2,874           2,641
  Repurchase of common stock           (13,415)        (20,524)              -
  Cash dividends paid                  (17,237)        (15,405)        (11,731)
                                      --------        --------        --------
    Net cash used for financing        (28,709)        (33,800)         (7,463)
                                      --------        --------        --------
NET INCREASE(DECREASE) IN CASH
 AND CASH EQUIVALENTS                  (16,263)        (20,945)         43,074
  Cash and cash equivalents at
   beginning of year                    55,026          75,971          32,897
                                      --------        --------        --------
  Cash and cash equivalents at
   end of year                        $ 38,763        $ 55,026        $ 75,971
                                      ========        ========        ========

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY


                                              Capital
(in thousands,                       Common   In Excess of   Retained  Treasury
except for share data)               Stock    Par Value      Earnings  Stock
- -------------------------------------------------------------------------------
Balance, November 30, 1990           $14,237    $22,513      $208,528  $(63,919)
Net income                                                     65,960
Issuance of 400,264 common shares
  under executive stock plans                    (3,046)                  4,201
Issuance of 223,098 common shares
  under employee stock plan                          21                   2,341
Tax benefit in connection with
  stock plans                                     2,641
Cash dividends on common stock,
  $.255 per share                                             (13,050)
                                     -------    -------      --------  --------

Balance, November 29, 1991            14,237     22,129       261,438   (57,377)
Net income                                                     61,506
Issuance of 407,172 common shares
  under executive stock plans                    (1,484)                  4,608
Tax benefit in connection with
  stock plans                                     2,874
Repurchase of 979,900 shares
  of common stock                                                       (20,524)
Cash dividends on common stock,
  $.31 per share                                              (15,872)
                                     -------    -------      --------  --------

Balance, November 27, 1992            14,237     23,519       307,072   (73,293)
Net income                                                     58,291
Issuance of 104,007 common shares
  under executive stock plans                      (280)                  1,273
Issuance of 183,145 common shares
  under employee stock plan                         187                   2,284
Tax benefit in connection with
  stock plans                                       284
Repurchase of 915,200 shares of
common stock                                                            (13,415)
Cash dividends on common stock,
  $.35 per share                                              (17,686)
                                     -------    -------      --------  --------

Balance, December 3, 1993            $14,237    $23,710      $347,677  $(83,151)
                                     =======    =======      ========  ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation-The consolidated financial statements of The Stride Rite Corporation include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated. The Company's investment in an unconsolidated, 49.5% owned affiliate is accounted for in the consolidated financial statements using the equity method of accounting. Under this method, the Company's share of the affiliate's income or loss is included in the consolidated statement of income. Earnings related to transactions between the affiliate and the Company's consolidated subsidiaries are deferred until merchandise is resold by those subsidiaries.

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1993 presentation.

Cash Equivalents and Short-term Investments-Cash equivalents represent highly liquid investments, including repurchase agreements, with a maturity of three months or less. Due to the short-term nature of repurchase agreements, the Company does not take possession of the securities, which are instead held in the Company's safekeeping account by the bank. For these investments, the value of the collateral is at least equal to the amount of the repurchase agreements. Short-term investments, representing bank certificates of deposit and tax-exempt debt instruments with a maturity of between three months and one year, are stated at cost, which approximates market value.

Financial Instruments-Financial instruments consist principally of cash, short-term investments, trade receivables and payables and long-term debt. The Company places its investments in highly rated financial institutions and investment grade short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables.

The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different than book value. The Company uses quoted market prices when available to calculate these fair values.

Inventory Valuation-Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined on the last-in, first-out
(LIFO) basis.

Property and Equipment-Property and equipment are stated at cost. Depreciation, which is calculated primarily on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Goodwill and Trademarks-Goodwill represents the excess of the amount paid over the fair value of net assets acquired. Trademark rights are stated at acquisition cost. These assets are being amortized on a straight-line basis primarily over a 25-year period.

Income Taxes-Deferred income taxes are provided for timing differences between financial and taxable income. Deferred taxes are also provided on undistributed earnings of subsidiaries and affiliates located outside the United States at rates expected to be applicable at the time of repatriation.

Accounting Change - During fiscal 1993, the Company adopted, effective November 28, 1992, Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The cumulative effect of adopting this Statement was to decrease 1993's net income by $2,034,000 or $.04 per share. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

Accounting Pronouncements - In December 1990, the Financial Accounting Standard Board issued SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." Since the Company does not currently provide retirees with health and other benefits, the Statement has no impact on the Company's financial statements.

Net Income Per Common Share-Net income per common share is computed by dividing net income by the average number of common shares and common equivalents outstanding during the year.

Industry Segment Information-The Company operates primarily within the footwear industry; therefore, no segment information is required.

2.  NONRECURRING CHARGES

On September 27, 1993, the Company announced that its wholly-owned subsidiary, The Keds Corporation, reached settlement agreements with the Attorneys General of all fifty states, the Corporation Counsel of The District of Columbia and The Federal Trade Commission concerning their investigations of Keds' suggested retail pricing policy. Under the settlement, which is subject to court approval, Keds agreed to contribute $5,700,000 to five charitable organizations nationwide and to pay $1,500,000 in notice and other administration expenses. Keds' suggested retail pricing policy, which was instituted on September 1, 1992 and withdrawn on June 25, 1993, covered six of its women's shoes, including the leather and canvas Champion Oxford styles.

The Company believes that Keds' pricing policy did not in any way violate any antitrust laws or any other laws and continues to believe that its pricing policy was entirely lawful. Keds decided to resolve this complicated legal issue expeditiously in order to avoid any further disruption to its business. The full cost of the settlement, $4,274,000 net of income taxes or $.08 per share, is included in the consolidated statement of income for the year ended December 3, 1993.

The Company's operating results for the fiscal year ended November 27, 1992 included the accrual of $18,319,000 in nonrecurring charges. These charges were primarily related to the Company's decision to consolidate and relocate its two Massachusetts distribution centers to a new facility in Louisville, Kentucky. The nonrecurring charges included the estimated costs of severance, relocation, training and other expenses associated with the move to the new facility, as well as estimated losses on the disposal of property and equipment. The Company completed construction of the new facility in December 1993. Capital expenditures in fiscal 1993 includes $29,423,000 representing the cost of constructing and equipping the new facility.

3.  INVENTORIES

The cost of inventories at December 3, 1993 and November 27, 1992, was determined primarily on a last-in, first-out (LIFO) basis. A summary of inventory values is as follows:



(in thousands)                                1993      1992
- --------------------------------------------------------------
Finished goods                              $127,925  $124,061
Work in process                                1,670     2,259
Raw materials                                  3,130     4,498
                                            --------  --------
                                            $132,725  $130,818
                                            ========  ========

During 1993, the LIFO reserve decreased by $183,000 to $22,928,000 at December 3, 1993. If all inventories had been valued on a FIFO basis, net income would have been lower by $108,000 (less than $.01 per share) in 1993. During 1992, the LIFO reserve decreased by $4,636,000 and in 1991 the reserve increased by $535,000. If all inventories had been valued on a FIFO basis, net income would have been lower in 1992 by $2,770,000 ($.05 per share) and, in 1991, net income would have been higher by $319,000 ($.01 per share).

During each year, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different than current costs. As a result of these inventory reductions, net income was decreased in 1993 by $444,000 ($.01 per share) and was increased in 1992 and 1991 by $1,304,000 and $1,421,000, respectively ($.03 per share in each year).

4.  PROPERTY AND EQUIPMENT

The components of property and equipment at December 3, 1993 and November 27, 1992 are as follows:


(in thousands)                                  1993      1992
- ----------------------------------------------------------------
Land and improvements                        $  3,267  $    818
Buildings and improvements                     15,094     6,876
Machinery, equipment and
  fixtures                                     40,906    20,268
Leaseholds and leasehold
  improvements                                 12,494    12,234
                                             --------  --------

                                               71,761    40,196
Less accumulated depreciation
  and amortization                            (24,024)  (22,298)
                                             --------  --------

                                             $ 47,737  $ 17,898
                                             ========  ========

5.  OTHER ASSETS

As of December 3, 1993 and November 27, 1992, other assets includes $8,622,000 and $7,369,000, respectively, related to long-term investments. In 1986, the Company agreed to invest $5,000,000 in a limited partnership which is authorized to make investments in assets and securities of all kinds. Cash distributions are made to the limited partners as investments are sold. In 1993, the Company recognized a gain of $3,004,000 due to the sale of certain investments by the limited partnership and the recovery of previously recorded valuation reserves. The Company had reduced the carrying value of this investment by $140,000 in 1992 and $411,000 in 1991 because of declines in the market value of certain assets of the limited partnership. The Company's investment in this limited partnership, which is accounted for under the cost method, amounted to $2,243,000 at December 3, 1993 and $2,495,000 at November 27, 1992. The fair value of this investment as of September 30, 1993, the latest valuation as determined by the General Partner, totaled approximately $2,700,000.

  Long-term investments also includes the Company's affiliate in Thailand, which is accounted for under the equity method. During 1988 and 1989, the Company invested a total of $1,948,000 in a joint venture with a foreign manufacturer to construct and operate a footwear manufacturing facility in Thailand. The consolidated statements of income include income of $1,043,000 in 1993, $1,809,000 in 1992 and $2,298,000 in 1991, representing the Company's share of
the joint venture's operating results in those years.   The joint venture paid
cash dividends of $1,292,000 and $586,000 to shareholders in 1992 and 1991, respectively, which reduced the carrying value of the Company's investment. The Company's investment in the affiliate amounted to $5,758,000 at December 3, 1993 and $4,715,000 at November 29, 1992.

  Other assets also includes $8,934,000 and $11,099,000 at December 3, 1993 and November 27, 1992, respectively, related to goodwill, trademark rights and other intangible assets. These other assets are presented net of accumulated amortization of $4,919,000 at December 3, 1993 and $2,471,000 at November 27, 1992. In 1992, the Company entered into an agreement to acquire trademark registrations in certain countries and to terminate existing license arrangements relating to the use of the Keds(R) and PRO-Keds(R) trademarks outside the United States, Canada and Puerto Rico. As part of the agreement, the Company paid $10 million and also entered into a new license agreement relating to the distribution of Keds(R) and PRO-Keds(R) products in certain countries in the Caribbean and Central and South America. The trademark rights acquired in the transaction ($874,000) are being amortized over a 25-year period. The other intangible assets associated with this agreement ($9,126,000) are being amortized over a four-year period, the remaining term of the terminated license agreements.

6.  DEBT

The Company utilizes short-term bank loans to finance seasonal working capital requirements. Banks have extended lines of credit to the Company amounting to $80 million, of which $10 million is formally committed by agreement. Compensation for these lines is paid with fees, which are computed on the committed amount. During fiscal 1993, 1992 and 1991, borrowings under these lines averaged $17,000, $741,000 and $2,101,000, respectively, with a maximum amount outstanding of $4,300,000 in 1993, $8,200,000 in 1992 and $12,200,000 in
1991. The weighted average interest rate paid on these borrowings during the year was 3.6% in 1993, 4.6% in 1992 and 6.8% in 1991. No short-term borrowings were outstanding on December 3, 1993 or November 27, 1992.

  Long-term debt at December 3, 1993 and November 27, 1992 ($2,500,000 and $3,333,000, respectively) represents loans due to several institutional lenders in connection with the Company's 8.45% Senior Notes. The Senior Notes require mandatory prepayments amounting to $833,000 per year. An agreement signed in connection with the loan requires that certain levels of working capital be maintained, restricts the amount of other borrowings and lease obligations and limits dividend payments and treasury stock purchases. Such dividend payments and treasury stock purchases may not reduce stockholders' equity below $33,537,000. Amounts due on long-term debt in future years are $833,000 per year from 1995 through 1997.

  Interest payments amounted to $373,000, $477,000 and $656,000 in fiscal 1993, 1992 and 1991, respectively.


7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 3, 1993 and November 27, 1992 consist of the following:


(in thousands)               1993     1992
- --------------------------------------------
Salaries, wages and
 commissions                $ 9,867  $11,608
Nonrecurring charges         15,276   18,319
Insurance                     1,564    3,526
Dividends                     4,776    4,327
Charitable contributions          -    4,264
Other liabilities             5,959    4,462
                            -------  -------

                            $37,442  $46,506
                            =======  =======

8.  LEASES

The Company leases office and retail store space, certain factory space and equipment. A portion of the retail store space is sublet. Some of the leases have provisions for additional rentals based on increased property taxes and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Manufacturing equipment leases generally require additional rentals based on usage. Some leases have renewal options.

  Rent expense for operating leases for the three years in the period ended December 3, 1993 was as follows:


(in thousands)                  1993      1992      1991
- ----------------------------------------------------------
Base rent                     $14,383   $14,658   $13,182
Additional rent                 1,387     1,257     1,552
Less rental from subleases     (2,960)   (3,162)   (3,100)
                              -------   -------   -------

                              $12,810   $12,753   $11,634
                              =======   =======   =======

  The future minimum rental payments for all non-cancellable operating leases and the amounts due from tenants on related subleases at December 3, 1993 are as follows:


1994                                $10,360
1995                                  9,181
1996                                  7,217
1997                                  4,571
1998                                  3,422
Later years                           6,062
                                    -------
Total minimum rental payments        40,813
Less rental due from subleases       (9,308)
                                    -------
                                    $31,505
                                    =======

9.  BENEFIT PLANS

The Company has several non-contributory defined benefit pension plans covering eligible employees. A plan covering salaried, management, sales and non-production hourly employees provides pension benefits based on the employee's service and compensation. Plans covering production employees provide pension benefits at a fixed unit rate based on service. As a result of the distribution center consolidation and relocation, the Company merged two of its pension plans into a third plan as of December 31, 1993. Net assets of these plans are sufficient to fund the related projected benefit obligations.

  Pension expense, including amortization of prior service costs over the remaining service periods of employees and the remaining lives of vested and retired employees, consists of the following:


(in thousands)               1993      1992     1991
- ------------------------------------------------------
Service cost-benefit
  earned during the
  period                   $ 1,151   $ 1,107  $ 1,039
Interest cost on
  benefit obligations        2,036     1,867    1,609
Actual return on plan
  assets                    (3,369)   (5,516)  (2,989)
Amortization and
  deferral, net
                               505     3,191      972
                           -------   -------  -------
                           $   323   $   649  $   631
                           =======   =======  =======


  The prepaid pension cost in the Company's consolidated balance sheets at December 3, 1993 and November 27, 1992 includes the following:


(in thousands)                  1993      1992
- ------------------------------------------------
Fair market value of
  plan assets                 $30,686   $28,070
Projected benefit
  obligations                  28,078    22,058
                              -------   -------

Excess assets                   2,608     6,012
Unrecognized prior service
  cost                            504       496
Unrecognized net (gain)          (167)   (3,442)
Unrecognized net asset         (2,029)   (2,320)
                              -------   -------
                              $   916   $   746
                              =======   =======

  At December 3, 1993, the accumulated benefit obligation, which represents the actuarial present value of the Company's pension obligation if the plans were to be discontinued, totaled $24,134,000, including a vested benefit obligation of $23,216,000. The accumulated benefit obligation at November 27, 1992 was $18,945,000, including a vested benefit obligation of $18,469,000. Discount rates of 7.5% in 1993 and 9% in 1992 and an annual compensation increase at the rates of 4% in 1993 and 5.5% in 1992 were assumed to determine these liabilities.

  During fiscal 1993, approximately 66% of the plan assets were invested in equity investments with the remaining 34% in fixed income securities. In 1992, approximately 60% of the plan assets were invested in equity investments with the remaining 40% invested in fixed income securities. The expected long-term rate of return, net of related expenses, on plan assets is 9%.

  The Stride Rite Corporation Employee Savings and Investment Plan, as amended, enables eligible employees to defer a portion of their salary to be held by the Trustees of the Plan. The Company makes an additional contribution to the Plan equal to a maximum of 25% of the first 6% of savings by each participant. During fiscal 1993, 1992 and 1991, this contribution amounted to $471,000, $437,000 and $375,000, respectively.

10.  STOCK PURCHASE AND OPTION PLANS

An Employee Stock Purchase Plan, as amended, permits eligible employees to elect to subscribe for an aggregate of 5,640,000 shares of common stock of the Company. Under the Plan, participating employees may authorize the Company to withhold either 2.5% or 5% of their earnings for a one-or two-year payment period for the purchase of shares. At the conclusion of the period, employees may purchase shares at the lesser of 85% of the market value of the Company's common stock on either their entry date into the Plan or ten days prior to the end of the payment period. The Board of Directors may set a minimum price for the stock.

  For the payment period which ended in fiscal 1993, 183,145 shares were issued under the plan for an aggregate amount of $2,471,000. In 1991, 223,098 shares were issued under the plan for an aggregate amount of $2,362,000. Funds are currently being withheld from 895 participating employees during a payment period ending October 31, 1995. As of December 3, 1993, $167,000 has been withheld from employees' earnings and, if all participating employees had been allowed to exercise their stock purchase rights, approximately 12,800 shares could have been purchased at a price of $13.07 per share. At December 3, 1993, a total of 4,792,281 shares had been purchased under the Plan and 847,719 shares are available for purchase by participating employees.

  Under the 1975 Executive Incentive Stock Purchase Plan, as amended, rights to purchase up to an aggregate of 5,600,000 shares of the Company's common stock may be granted from time to time to officers and other key employees of the Company at a price determined by the Board of Directors. This price may not be less than the current par value of the Company's common stock, which is $.25 per share. In 1993, 64 employees were eligible to participate in the Plan and 81 employees held outstanding rights under the Plan.

  Rights to purchase shares may be exercised at any time within ten years of the grant date, cannot be transferred and must be paid for in full at the time of exercise. Shares issued under the Plan may be subject to restrictions. Restricted shares may not be sold, pledged or otherwise transferred and generally must be resold to the Company upon termination of employment. Restrictions on transfer of shares and the obligation to resell shares to the Company generally will lapse at the rate of one-third of the granted shares at the end of the third year, the fourth year and the fifth year following the date of grant. The Company charges to compensation expense the difference between the fair market value at the date of grant and the purchase price over a five-year period. This Plan expires on December 31, 1995.

  The purchase price for all rights granted was at par value as of the date of grant. The activity in stock rights for the three years in the period ended December 3, 1993 was as follows:

                                         1993           1992         1991
- -------------------------------------------------------------------------------
Outstanding at beginning of year        537,238      789,034     1,089,964
Granted                                 157,015      138,230       120,100
Cancelled                              (200,051)     (39,484)      (28,402)
Exercised                               (85,879)    (350,542)     (392,628)
                                      ---------    ---------     ---------
Outstanding at end of year              408,323      537,238       789,034
                                      =========    =========     =========

  At December 3, 1993, a total of 3,817,458 shares had been granted under the Plan and rights to purchase an additional 1,782,542 shares (1,739,506 shares at November 27, 1992) could be granted.

  Under the Company's Key Executive Long-Term Incentive Plan, income goals are established for three-year cycles and a certain number of performance shares, which are equivalent in value to the Company's common stock, are granted to each participant. Payments under the Plan are based on the income achieved by the Company in relation to the goals established for each cycle. Payments are made in cash, Company common stock or a combination of both at the discretion of the Compensation Committee of the Board of Directors. The Company issued 16,878 shares to eight individuals in 1993, 55,830 shares to nine individuals in 1992 and 6,436 shares to one individual in 1991 as a result of performance against the goals for the cycles which ended in 1992, 1991 and 1990. For the cycles ending in 1993, 1994 and 1995, performance shares totaling 30,466, 20,707 and 36,986, respectively, have been granted to ten individuals. The Company charges to compensation expense the costs associated with the Plan.

11.  PREFERRED STOCK PURCHASE RIGHTS

In 1987, the Company's Board of Directors adopted a Stockholder Rights Plan and declared a dividend under the Plan at the rate of one preferred stock purchase right for each share of outstanding common stock. Effective with the stock splits in December 1991, July 1989 and December 1987, one-eighth of one preferred stock purchase right attaches to each share of common stock. The rights may be exercised (in whole units only), or transferred apart from the common stock, beginning 10 days after a person or group acquires 20% or more of the Company's outstanding common stock or 10 business days after a person or group announces a tender offer that would result in the person or group owning at least 30% of the Company's common stock.

  In 1989, the Plan was amended to allow the exercise of rights immediately after an "adverse person" has become the beneficial owner of at least 10% of the shares of common stock then outstanding and a determination is made by the continuing directors and outside directors that such ownership is intended to cause the Company to repurchase the shares or to cause a material adverse impact on the business or prospects of the Company.

  Subject to possible extension, the rights may be redeemed by the Company at $.05 per whole right at any time until 10 days after 20% or more of the Company's common stock is acquired by a person or group. Once exercisable, unless redeemed, one whole right entitles the holder to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $132 per share, subject to adjustment. If the continuing directors and the outside directors determine that a person is an "adverse person," or at any time after the rights become exercisable the Company is the surviving corporation in a merger with a person or group owning 20% or more of the Company's common stock, or a person or group acquires at least 30% of the Company's common stock (with one exception), or a person or group owning 20% or more of the Company's common stock engages in certain "self-dealing" transactions, or an event occurs which increases by more than 1% the ownership of a person or group already owning at least 20% of the Company's common stock, then each whole right (except those owned by an "adverse person" or a person or group owning at least 20% of the Company's common stock) will entitle the holder to receive, upon exercise, shares of the Company's common stock (or in certain circumstances cash, property or other securities of the Company) having a value equal to $264, subject to adjustment. Alternatively, if, after the rights become exercisable, the Company is acquired in a certain merger or other business combination transaction and is not the surviving entity, or 50% or more of the Company's assets or earning power is sold or transferred, then each whole right will entitle the holder to receive, upon exercise, common stock in the acquiring company having a value equal to $264, subject to adjustment.

  The rights, which have no voting power, expire on July 17, 1997. Preferred stock purchase rights outstanding at December 3, 1993, November 27, 1992 and November 29, 1991 totaled 6,284,982, 6,363,488 and 6,435,079, respectively.

12.  LITIGATION

The Company is a party to various litigation arising in the normal course of business. Having considered facts which have been ascertained and opinions of counsel handling these matters, management does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position or results of operation.

13.  INCOME TAXES

The provision for income taxes, which in 1993 is computed under SFAS No. 109, consists of the following for the three years in the period ended December 3, 1993:


(in thousands)       1993     1992      1991
- ---------------------------------------------
Current:
  Federal         $28,792 $ 38,928   $36,556
  State             7,712   10,695     9,577
                  ------- --------   -------
                   36,504   49,623    46,133
                  ------- --------   -------

Deferred:
  Federal             236   (8,376)   (4,389)
  State               900   (2,528)      (99)
                  ------- --------   -------
                    1,136  (10,904)   (4,488)
                  ------- --------   -------

                  $37,640 $ 38,719   $41,645
                  ======= ========   =======

  The deferred provision for income taxes in 1992 included a tax benefit of $7,232,000 related to the nonrecurring charges described in Note 2. The deferred provision in 1991 included tax benefits of $2,880,000 related to timing differences on "safe harbor" lease agreements.

  With the adoption of SFAS No. 109, net deferred tax assets of $23,459,000 as included on the Company's consolidated balance sheet at November 27, 1992 have been reduced by $2,034,000, the cumulative effect of the change in accounting principle. Net deferred tax assets as of December 3, 1993 and November 28, 1992, restated for the adoption of SFAS No. 109, have the following significant components:


(in thousands)                                     1993     1992
- ------------------------------------------------------------------
Deferred tax assets:
  Inventory valuation reserves                    $ 3,583  $ 3,767
  Distribution center relocation cost accrual       4,520    5,804
  Accounts receivable allowances                    2,281    2,368
  Compensation accruals                             2,121    3,682
  Other accounting reserves and accruals           14,789   10,450
                                                  -------  -------
                                                   27,294   26,071
                                                  -------  -------

Deferred tax liabilities:
  Undistributed earnings of foreign affiliates      1,711    1,230
  Depreciation and amortization                     2,632    2,359
  Other items                                       2,662    1,057
                                                  -------  -------
                                                    7,005    4,646
                                                  -------  -------

Net deferred tax assets                           $20,289  $21,425
                                                  =======  =======

  A valuation allowance has not been assigned to the deferred tax assets since the Company expects to fully realize the benefits of such tax assets.

  The effective income tax rate differs from the statutory federal income tax rate as follows:


                                       1993       1992       1991
- --------------------------------------------------------------------
Statutory federal tax rate            34.9%      34.0%      34.0%
State income taxes, net of
  federal income tax benefit           5.7        5.4        5.8
Tax benefit from manufacturing
  operations in Puerto Rico           (0.3)      (0.1)      (0.6)
Other                                 (1.9)      (0.7)      (0.5)
                                      -----      -----      -----

Effective income tax rate             38.4%      38.6%      38.7%
                                      =====      =====      =====

Payments of income taxes amounted to $40,224,000, $39,265,000 and $40,544,000 in 1993, 1992 and 1991, respectively.

14. QUARTERLY DATA (UNAUDITED)

The following table provides quarterly data for the fiscal years ended December 3, 1993 and November 27, 1992.


(in thousands, except
 for per share data)                 First      Second     Third      Fourth
- ------------------------------------------------------------------------------
1993

Net sales                            $140,792   $164,624   $166,460   $111,092
Gross profit                           59,351     70,388     67,647     45,959
Income before change in
  accounting principle                 15,181     19,366     18,370      7,418
Cumulative effect of
  change in accounting
  principle                            (2,034)         -          -          -
Net income                             13,147     19,366     18,370      7,418


Per common share:
  Income before change in
    accounting principle                  .30        .38        .36        .15
  Cumulative effect of
    change in accounting
    principle                            (.04)         -          -          -
Net Income                                .26        .38        .36        .15
Dividends                                .086       .086       .085       .095
- -------------------------------------------------------------------------------

1992

Net sales                            $138,998   $170,989   $168,393   $107,546
Gross profit                           62,407     73,810     70,800     47,855
Net income                             17,008     21,778     20,741      1,979
Per common share:
  Net income                              .33        .42        .40        .04
  Dividends                              .075       .075       .075       .085

  In the third quarter of 1993, net income included a nonrecurring charge of $7,200,000 ($4,274,000 after tax or $.08 per share) related to the settlement of an investigation into Keds suggested retail selling price policy. Net income in the fourth quarter of 1992 included $18,319,000 in nonrecurring charges ($11,087,000 after-tax or $.22 per share). These charges related primarily to the Company's decision, which was announced on January 7, 1993, to relocate its distribution facilities from Massachusetts to Kentucky.

                  MANAGEMENT'S REPORT ON FINANCIAL INFORMATION

Management of The Stride Rite Corporation is responsible for the preparation and integrity of the financial information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles. Where required, the financial statements reflect our best estimates and judgments.

  It is the Company's policy to maintain a control-conscious environment through an effective system of internal accounting controls supported by formal policies and procedures communicated throughout the Company. These controls are adequate to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and to produce the records necessary for the preparation of financial information. There are limits inherent in all systems of internal control based on the recognition that the costs of such systems should be related to the benefits to be derived. We believe the Company's systems provide this appropriate balance.

  The control environment is complemented by the Company's internal auditors who perform audits and evaluate the adequacy of and the adherence to these controls, policies and procedures. In addition, the Company's independent public accountants have developed an understanding of our accounting and financial controls and have conducted such tests as they consider necessary to support their report below.

  The Board of Directors pursues its oversight role for the financial statements through the Audit Committee, which consists solely of outside directors. The Audit Committee meets regularly with management, the corporate internal auditors and Coopers & Lybrand to review management's process of implementation and administration of internal accounting controls, and auditing and financial reporting matters. The independent and internal auditors have unrestricted access to the Audit Committee.

  The Company maintains high standards in selecting, training and developing personnel to help ensure that management's objectives of maintaining strong, effective internal controls and unbiased, uniform reporting standards are attained. We believe it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards as expressed in The Stride Rite Corporation's Code of Ethics.



Robert C. Siegel       J. Patrick Spainhour            John M. Kelliher,
Chairman of the Board  Executive Vice President,       Vice President, Finance
of Directors and       Finance and Operations          Treasurer and Controller
Chief Executive
Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors
The Stride Rite Corporation:

We have audited the accompanying consolidated balance sheets of The Stride Rite Corporation as of December 3, 1993 and November 27, 1992, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 3, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stride Rite Corporation as of December 3, 1993 and November 27, 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 3, 1993, in conformity with generally accepted accounting principles.



Boston, Massachusetts
January 20, 1994

                               ABOUT STRIDE RITE


The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and is a major marketer of athletic and casual footwear for children and adults.

  The Company manufactures products in its own facilities in the United States and Puerto Rico and imports products from abroad.

  The Company markets children's footwear under the trademarks STRIDE RITE(R) and KEDS(R). Boating shoes and outdoor recreational and casual footwear are marketed under the Company's SPERRY TOP-SIDER(R) trademark. Additionally, casual and athletic footwear is marketed under the Company's KEDS(R), PRO-KEDS(R) and GRASSHOPPERS(R) trademarks.

  The Company sells its products nationwide to independent retail shoe stores, department stores, sporting goods stores, and marinas.

  The Company also markets its products directly to consumers by selling children's footwear through 135 of its own Stride Rite Bootery stores and in 52 leased departments within leading department stores. Products of the Company's brands are also sold directly to consumers in 2 manufacturers' outlet stores.


BOARD OF DIRECTORS

Robert C. Siegel                        Margaret A. McKenna
Chairman of the Board of Directors,     President, Lesley College
President and Chief Executive Officer

Donald R. Gant                          Robert L. Seelert
Limited Partner of The Goldman          Private Investor and Former Chief
Sachs Group, L.P.                       Executive Officer of Kayser-Roth
                                        Corporation

Arnold Hiatt                            Myles J. Slosberg
Former Chairman of the Board of         Former Executive Vice President,
Directors                               Assistant Attorney General for
President and a Director,               the Commonwealth of Massachusetts
The Stride Rite Charitable Foundation, Inc.

Theodore Levitt                         W. Paul Tippett
Edward W. Carter Professor              Chairman and Chief Executive
of Business Administration Emeritus     Officer of the Council of
Harvard Business School                 Great Lakes Industries

                           COMMITTEES OF THE BOARD


AUDIT COMMITTEE                      INVESTMENT COMMITTEE
Donald R. Gant                       Myles J. Slosberg
Robert L. Seelert                    Arnold Hiatt
Myles J. Slosberg                    Robert L. Seelert


COMPENSATION COMMITTEE               NOMINATING COMMITTEE
Margaret A. McKenna                  Theodore Levitt
Donald R. Gant                       Margaret A. McKenna
Theodore Levitt                      W. Paul Tippett
W. Paul Tippett

     CORPORATE DATA

     EXECUTIVE OFFICERS

     Robert C. Siegel
     Chairman of the Board of Directors,
     President and Chief Executive Officer

     J. Patrick Spainhour
     Executive Vice President, Finance and Operations

     Jonathan D. Caplan
     President, The Keds Corporation

     Karen K. Crider
     General Counsel and Clerk

     John M. Kelliher
     Vice President, Finance,
     Treasurer and Controller

     John P. McMahon, Jr.
     Vice President, Human Resources

     Robert B. Moore, Jr.
     President, Sperry Top-Sider, Inc.

     Margaret C. Whitman
     President, Stride Rite Children's Group, Inc.


     EXECUTIVE OFFICES
     Five Cambridge Center
     Cambridge, Massachusetts 02142
     (617) 491-8800

     MAJOR SUBSIDIARIES
     The Keds Corporation
     Sperry Top-Sider,Inc.
     Sperry Top-Sider Europe, S.A.R.L.
     Stride Rite Children's Group, Inc.
     Stride Rite Canada Limited
     Stride Rite International Corp.
     Stride Rite Sourcing International, Inc.

     AUDITORS
     Coopers & Lybrand
     Boston, Massachusetts


     STOCK LISTING
     The Stride Rite Corporation's common stock is listed on the New York Stock Exchange and is identified by the symbol SRR.

     ANNUAL MEETING
     The 1994 Annual Meeting of Stockholders
     of The Stride Rite Corporation will be held on Wednesday, April 13, 1994 at 10:00 A.M. in the auditorium of the First National Bank of Boston, 100 Federal
     Street, Boston, Massachusetts.

     TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
     Communication concerning transfer requirements, address changes, dividend reinvestment plan enrollment, and lost certificates should be addressed to:

      The First National Bank of Boston
      Shareholder Services Department
      Investor Relations Unit  45-02-09
      P.O. Box 644
      Boston, MA  02102-0644

     The telephone number is (617) 575-2900.

     AUTOMATIC DIVIDEND REINVESTMENT AND STOCK PURCHASE PLANS
     For shareholders' submission of enrollment cards, withdrawal and redemption requests and cash investments, contact:

      The First National Bank of Boston
      Shareholder Services Department
      Dividend Reinvestment Unit  45-01-06
      P.O. Box 1681
      Boston, MA  02105-1681

     FORM 10-K
     The Stride Rite Corporation's Annual Report on
     Form 10-K, filed with the Securities and Exchange
     Commission, is available without charge upon request and may be obtained by writing to Shareholder
     Relations at the Company's executive offices.

COMMON STOCK PRICES

Fiscal                    1993                          1992
Quarter            High          Low            High         Low
- ---------------------------------------------------------------------------
1st                 23        19 1/4        31           25 1/4
2nd                 21        15            30 1/8       22 1/4
3rd                 17 3/8    13 1/2        25           17 3/4
4th                 19        12 1/4        21           16 1/2

     Based on closing prices on the New York Stock Exchange-Composite.

                                  EXHIBIT 21

                  SUBSIDIARIES OF THE STRIDE RITE CORPORATION



     The subsidiaries of the Registrant, all of which are wholly-owned by the Registrant except for PSR Footwear Company Limited (49.5% owned), are listed below:

Place of Incorporation
- ----------------------
Stride Rite Children's Group, Inc.                         Massachusetts
Stride Rite International Corp.                            Massachusetts
Stride Rite Sourcing International, Inc.                   Massachusetts
Sperry Top-Sider, Inc.                                     Massachusetts
The Keds Corporation                                       Massachusetts
Stride Rite Investment Corp.                               Massachusetts
Stride Rite Manufacturing of Missouri, Inc.                Missouri
SRR, Inc.                                                  Delaware
SR Holdings, Inc.                                          Delaware
SRL, Inc.                                                  Delaware
SR California, Inc.                                        California
Stride Rite Export, Ltd.                                   Jamaica
Stride Rite Canada Limited                                 Ontario, Canada
S.R. Footwear Limited                                      Bermuda
PSR Footwear Company Limited                               Thailand
Sperry Top-Sider Europe, S.A.R.L.                          France

                                  EXHIBIT 23

                      CONSENT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Stride Rite Corporation:


  We consent to the incorporation by reference in the Registration Statements on Form S-8 (SEC File No. 2-76795, 2-85041 and 33-19562) of The Stride Rite Corporation of our reports dated January 20, 1994 on our audits of the consolidated financial statements and financial statement schedules of The Stride Rite Corporation as of December 3, 1993 and November 27, 1992 and for the years ended December 3, 1993, November 27, 1992 and November 29, 1991 which reports are included or incorporated by reference in this Annual Report on Form 10-K.



Boston, Massachusetts                               COOPERS & LYBRAND
February 25, 1994