Form 10-Q
period 1994-03-04
STRIDE RITE CORP
filed 1994-04-15
CIK 94887

                                                              1 of 13 Pages
                                                              Exhibit Index
                                                         Appears on Page 12

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                 Form 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 4, 1994

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from      to     .

                      Commission File Number: 1-4404

                      THE STRIDE RITE CORPORATION
          (Exact name of registrant as specified in its charter)

       Massachusetts                                  04-1399290
(State or other jurisdiction)              (I.R.S. Employer Identified No.)

           Five Cambridge Center, Cambridge, Massachusetts 02142
           (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code:  617-491-8800

        Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered
Common Stock, $.25 par value                        New York Stock Exchange

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

                        Yes    X             No

As of April 6, 1994, 50,085,531 shares of the registrant's common stock, $.25 par value, were outstanding and 6,260,691 of the registrant's Preferred Stock Purchase Rights, which trade with the registrant's common stock, were outstanding.

I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THE STRIDE RITE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                 March 4,                    February 26,
                                   1994       December 3,       1993
                               (Unaudited)        1993       (Unaudited)

     Assets

Current assets:

  Cash and cash equivalents      $  9,160       $ 38,763       $ 31,038

  Short-term investments           56,651         65,645         44,697

  Accounts and notes
    receivable, net               105,667         75,184        122,505

  Inventories:
    Finished goods                115,196        127,925        100,927
    Work in process                 2,179          1,670          3,029
    Raw materials                   3,712          3,130          3,680
                                  121,087        132,725        107,636

  Deferred income taxes
    and prepaid expenses           31,096         31,403         30,297

    Total current assets          323,661        343,720        336,173

Property and equipment, net        45,440         47,737         18,584

Other assets                       22,858         20,992         22,184

  Total assets                   $391,959       $412,449       $376,941


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    March 4,                  February 26,
                                      1994      December 3,      1993
                                  (Unaudited)      1993       (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:

  Current maturities of
    long-term debt                $    833       $    833       $    833
  Accounts payable                  18,119         30,495          7,631
  Income taxes payable              34,601         31,701         41,640
  Accrued expenses and other
    liabilities                     29,781         37,442         37,945

  Total current liabilities         83,334        100,471         88,049

Deferred income taxes                7,005          7,005          4,646

Long-term debt                       2,500          2,500          3,333

Stockholder's Equity:

  Preferred stock, $1 par value
    Shares authorized - 1,000,000
    Shares issued - None                 -              -              -

  Common stock, $.25 par value
    Shares authorized - 135,000,000
    Shares issued - 56,946,544      14,237         14,237         14,237

  Capital in excess of par value    23,588         23,710         23,417

  Retained earnings                347,749        347,677        315,887

  Less cost of 6,876,280 shares
    of common stock held in
    treasury (6,666,690 on
    December 3, 1993 and
    5,983,904 on February 26,
    1993)                          (86,454)       (83,151)       (72,628)

  Total stockholders' equity       299,120        302,473        280,913

  Total liabilities and
    stockholders' equity          $391,959       $412,449       $376,941


              The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           For the periods ended March 4, 1994 and February 26, 1993

                      (In Thousands Except Per Share Data)

                                                1994          1993

Net sales                                     $122,058      $140,792

Cost of sales                                   76,921        81,441

Selling and administrative expenses             36,989        35,507

Operating income                                 8,184        23,844

Other income (expense):
  Interest income                                  510           710
  Interest expense                                 (77)         (120)
  Other, net                                      (556)           65
                                                  (123)          655

Income before income taxes and cumulative
  effect of change in accounting principle       8,025        24,499

Provision for income taxes                       3,176         9,318

Income before cumulative effect of change
  in accounting principle                        4,849        15,181

Cumulative effect of change in accounting
  principle                                          -        (2,034)

Net income                                    $  4,849      $ 13,147

Per share of common stock:
  Income before cumulative effect of
    change in accounting principle                $.10          $.30

  Cumulative effect of change in accounting
    principle                                        -          (.04)

  Net income                                      $.10          $.26

  Dividends                                      $.095         $.085

Average common shares and common
  equivalents outstanding during
  the period                                    50,419        51,185

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

         For the three months ended March 4, 1994 and February 26, 1993
                             (Dollars in Thousands)

                                                1994          1993

Cash was provided from (used for)
Operations:
  Net income                                  $  4,849       $13,147
  Adjustments to reconcile to net cash
    provided from (used for) operations:
  Depreciation and amortization                  2,047         1,568
  Equity in earnings of affiliate                 (264)         (185)
  Loss on disposal of property and equipment     1,404             -
  Cumulative effect of change in
    accounting principle                             -         2,034
  Changes in:
    Accounts and notes receivable              (30,483)      (38,920)
    Inventories                                 11,638        23,182
    Prepaid expenses                               306          (528)
    Accounts payable, income taxes, accrued
      expenses and other current liabilities   (16,984)      (14,958)
    Net cash used for operations               (27,487)      (14,660)

Investments:
  Short-term investments                         8,994        (1,519)
  Additions to property and equipment             (544)       (1,636)
  Increase in other assets                      (2,211)       (1,856)
    Net cash provided from (used for)
      investments                                6,239        (5,011)

Financing:
  Proceeds from sale of stock under stock plans      5            10
  Cash dividends paid                           (4,776)       (4,327)
  Repurchase of common stock                    (3,584)            -
    Net cash used for financing                 (8,355)       (4,317)

Net decrease in cash and cash equivalents      (29,603)      (23,988)

Cash and cash equivalents at beginning
  of the period                                 38,763        55,026

Cash and cash equivalents at end of
  the period                                  $  9,160       $31,038

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                          THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

    The financial information included in this Form 10-Q of The Stride
Rite Corporation (the "Company") for the periods ended March 4, 1994 and February 26, 1993 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended March 4, 1994 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the fiscal 1994 presentation.

                                     NOTE 2

    During the third quarter of fiscal 1993, the Company adopted, effective November 28, 1992, Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Results for the first quarter of 1993 were restated to reflect the change in accounting principle. The cumulative effect of adopting this Statement was to decrease net income by $2,034,000 or $.04 per share.

                                     NOTE 3

    During the first three months of fiscal 1994, interest payments amounted to $4,000 ($2,000 in 1993). For the first quarter of 1994, payments for income taxes totaled, $275,000 ($3,562,000 in 1993).

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    At March 4, 1994, the Company's balance sheet continues to reflect favorable trends with a current ratio of 3.9 to 1 and a debt-to-equity relationship of 0.8%. The Company's cash and short-term investments totaled $65.8 million at the end of the latest quarter, down from the year-end 1993 level of $104.4 million and below the cash and investments balance of $75.7 million as of February 26, 1993. The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first quarter of the fiscal year. During the first quarter of 1994, the Company used $27.5 million of cash to fund operating needs. This negative cash flow amount was up significantly from the $14.7 million use of cash to fund operations during the first quarter of fiscal 1993. Lower profitability during the first quarter, which was primarily caused by start-up difficulties at the Company's new distribution center in Kentucky, accounted for approximately 65% of the increased cash needs. At March 4, 1994, receivable and inventory levels totaled $226.8 million, down slightly from the $230.1 million amount at the end of the first quarter of 1993. Because of the shipping delays related to the Keds division, the 1994 first quarter receivable levels were below 1993 by $16.8 million (13.7%), while inventories were above last year by $13.4 million (12.5%). In 1994, inventories decreased $11.6 million from the year-end level compared to the decrease of $23.2 million in the 1993 quarter.

    The Company expects the start-up difficulties at the new distribution center to continue to impact Keds results in the second quarter. At the end of the first quarter of 1994, Keds order backlog was above the 1993 level by 39%. However, because of the shipping delays, approximately one-third of the Keds backlog is overdue for shipment. Consequently, the Company expects heavy order cancellations from customers during the second quarter of 1994. While improvements are expected in the second quarter, the delivery of future orders will continue to run behind schedule through May. The complete reorder and electronic data interchange (EDI) features of the new facility are expected to begin functioning on a limited basis in mid-May. With the operating improvements expected during the second quarter and the addition of alternative distribution facilities to supplement the Kentucky facility's capabilities, the Company is committed to shipping Keds orders on time during the Fall selling season.

    During the first quarter of 1994, the Company repurchased 232,000 shares of its common stock at a cost of $3.6 million. The latest transactions brought the cumulative shares repurchased under the Board's 16 million share authorization to 13,180,000 shares or 82% of the authorized total.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table summarizes the Company's performance for the first quarter:

Increase (Decrease) Percent vs. 1993 Results:

                                                 First Quarter

    Net sales                                     (13.3%)
    Gross profit                                  (23.9%)
    Selling and administrative expenses             4.2%
    Operating income                              (65.8%)
    Income before income taxes and cumulative
      effect of change in accounting principle    (67.2%)
    Income before cumulative effect of change
      in accounting principle                     (68.1%)
    Net income                                    (63.1%)





Operating Ratios as a Percent to Net Sales:

                                                 First Quarter

                                                 1994     1993

    Gross profit                                 37.0%    42.2%
    Selling and administrative expenses          30.3%    25.2%
    Operating income                              6.7%    16.9%
    Income before income taxes and
      cumulative effect of change in
      accounting principle                        6.6%    17.4%
    Income before cumulative effect of change
      in accounting principle                     4.0%    10.8%
    Net income                                    4.0%     9.3%

Net sales decreased $18.7 million (13.3%) in the first quarter of 1994 from the sales level achieved in the 1993 period. Start-up difficulties at the Company's new distribution center had a severe impact on Keds division revenue as first quarter sales finished 22% below 1993. Keds order backlog at the end of the quarter included approximately $48 million of sales value which the Company had intended to ship in the first three months. The Keds shipping problems offset higher sales of Stride Rite and Sperry Top-Sider products. Higher average selling prices, primarily due to product mix changes, and increased retail sales partially offset the 18.7% decline in unit shipments of current line merchandise during the first quarter of 1994. Excluding the impact of product mix changes, net sales in the first quarter of 1994 was reduced by approximately $2.3 million due to selling price deflation.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (cont'd)

Sales of the Stride Rite Children's Group in 1994 were 10% higher than last year as both the wholesale and retail portions of the Group posted sales increases. Retail sales increased 18% during the quarter as a higher store count, up 10% from 1993, and improved sales performance at existing stores combined to produce the increase. Sales of the Sperry Top-Sider division increased 3% during the first quarter. While this increase was relatively small, it represented only the second quarterly period since fiscal 1990 that Sperry achieved a year-over-year sales gain. During the first three months of 1994, sales of the Company's International division declined 36% due to reduced demand for Keds Spring products in international markets.

    During the first quarter, gross profit declined 23.9% from 1993 compared to the sales decrease of 13.3%. The consolidated gross profit percent in the first quarter decreased to 37% in 1994 from the 42.2% rate recorded in the first quarter of 1993. The gross profit rate in the first quarter was negatively impacted by a higher obsolescence provision primarily caused by anticipated markdowns of seasonal merchandise due to the shipping problems at Keds. Keds gross profit performance was also hurt by increased sales allowances because of late product deliveries. The LIFO provision reduced gross profit by $0.1 million (0.1% of net sales) in 1994 compared to a provision of $0.4 million (0.3% of net sales) in the first quarter of 1993.

    Despite the sales decline during the first quarter, selling and administrative expenses increased $1.5 million or 4.2% from the 1993 period. The growth of the Stride Rite Children's Group's retail operations, where selling and administrative costs are high as a percentage of net sales, contributed to the increase as store expenses increased 12.4% from 1993. Approximately 60% of the increased retail costs was due to new stores. Advertising expenses in the first quarter of 1994 totaled $8.9 million, up 6% from the 1993 expense amount. Keds media spending was not reduced as a result of the sales shortfall in an effort to help the retail sell-through performance of Keds products. Advertising costs represented 7.3% of net sales in 1994 compared to the 6% spending rate in 1993.
Selling and administrative expenses for the first quarter of 1994 represented 30.3% of net sales compared to 25.2% in 1993 due to the increased costs discussed above as well as the fact that fixed administrative costs are being absorbed by 1994's lower sales level.

    Other income (expense) decreased pre-tax income by $0.1 million in 1994 compared to an increase of $0.7 million in the first quarter of 1993. Interest income during the first quarter of 1994 was below last year by $0.2 million due to lower short-term investment yields and a 4% reduction in funds available for investment. Other expenses were higher in 1994 primarily due to costs related to a company-owned life insurance program which was initiated during fiscal 1993. The provision for income taxes in the first quarter of 1994 was below last year because of the lower pre-tax earnings. The 1994 effective income tax rate of 39.6% was above the 1993 rate of 38% because of the higher federal tax rates which were enacted during the third quarter of 1993 and increased state income taxes.

PART II - OTHER INFORMATION

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    During the first quarter of 1994, income before cumulative effect of change in accounting principle decreased $10.3 million (68.1%) from the earnings level achieved in 1993. Net income for the first quarter decreased $8.3 million or 63.1% because of the lower sales level, unfavorable gross profit performance and increased selling and administrative expenses mentioned above. As a percent to sales, net income was 4% of sales in 1994 compared to the 9.3% return on sales achieved in the 1993 period.


ITEM 6.  Exhibit and Reports on Form 8-K

         (a) Exhibits. The following Exhibits are contained in this report:

                Exhibit No.                      Description of Exhibit

                11                               Computation of Per Share
                                                 Earnings

         (b)    Reports on Form 8-K              None


                          THE STRIDE RITE CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                             THE STRIDE RITE CORPORATION
                               (Registrant)



Date:  April 13, 1994        By:  S/D John M. Kelliher
                               John M. Kelliher
                               Vice President, Finance,
                               Treasurer and Corporate
                               Controller

                          THE STRIDE RITE CORPORATION

                               INDEX TO EXHIBITS

Exhibit No.                                      Sequential Page No.

   11                Computation of Per Share Earnings         13