Form 10-Q
period 1994-06-03
STRIDE RITE CORP
filed 1994-07-14
CIK 94887

1 of 14 Pages
                                                             Exhibit Index
                                                             Appears on page 13

                               SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended June 3, 1994

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from          to        .

                        Commission File Number:  1-4404

                     THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

     Massachusetts                         04-1399290
(State or other jurisdiction             (I.R.S. Employer
     of incorporation)                    Identification No.)

           Five Cambridge Center, Cambridge, Massachusetts 02142
           (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:  617-491-8800

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No

As of July 7, 1994, 49,572,115 shares of the registrant's common stock, $.25 par value, were outstanding and 6,196,514 of the registrant's Preferred Stock Purchase Rights, which trade with the registrant's common stock, were outstanding.
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THE STRIDE RITE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                 June 3,                        May 28,
                                  1994        December 3,        1993
                               (Unaudited)       1993         (Unaudited)

Assets

Current Assets:

  Cash and cash equivalents    $    754         $ 38,763        $ 23,748

  Short-term investments         47,421           65,645          63,130

  Accounts and notes
    receivable, net             127,350           75,184         114,459

  Inventories:
    Finished goods              107,756          127,925          87,457
    Work in process               2,303            1,670           4,101
    Raw materials                 2,595            3,130           3,604
                                112,654          132,725          95,162

  Deferred income taxes
    and prepaid expenses         31,593           31,403          30,083

    Total current assets        319,772          343,720         326,582

Property and equipment, net      45,610           47,737          26,278

Other assets                     23,119           20,992          21,463

    Total assets               $388,501         $412,449        $374,323









              The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                             (Dollars In Thousands)

                                     June 3,                     May 28,
                                      1994       December 3,      1993
                                   (Unaudited)       1993      (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:

  Current maturities of long-term
    debt                           $    833       $    833      $    833
  Short-term debt                     7,000              -             -
  Accounts payable                   12,660         30,495         9,066
  Income taxes payable               32,125         31,701        32,917
  Accrued expenses and other
    liabilities                      29,976         37,442        33,555

  Total current liabilities          82,594        100,471        76,371

Deferred income taxes                 7,005          7,005         3,806

Long-term debt                        2,500          2,500         3,333

Stockholders' Equity:

  Preferred stock, $1 par value
    Shares authorized - 1,000,000
    Shares issued - None                  -              -             -

  Common stock, $.25 par value
    Shares authorized - 135,000,000
    Shares issued - 56,946,544       14,237         14,237        14,237

  Capital in excess of par value     23,397         23,710        23,395

  Retained earnings                 350,711        347,677       330,939

  Less cost of 7,274,429 shares of
    common stock held in treasury
    (6,666,690 on December 3, 1993
    and 6,301,206 on May 28, 1993)  (91,943)       (83,151)      (77,758)

  Total stockholders' equity        296,402        302,473       290,813

  Total liabilities and stockholders'
    equity                         $388,501       $412,449      $374,323

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               For the periods ended June 3, 1994 and May 28, 1993
                       (In Thousands Except Per Share Data)

                            Three Months Ended        Six Months Ended
                         June 3, 1994 May 28, 1993  June 3, 1994  May 28, 1993

Net sales                  $161,720    $164,524      $283,778       $305,316
Cost of sales               101,119      94,136       178,040        175,577
Selling and administrative
  expenses                   47,386      39,637        84,375         75,144

Operating income             13,215      30,751        21,363         54,595

Other income (expense):
  Interest income               807         650         1,317          1,360
  Interest expense              (98)        (99)         (175)          (219)
  Other, net                   (805)       (474)       (1,361)          (409)
                                (96)         77          (219)           732
Income before income taxes
  and cumulative effect of
  change in accounting       13,119      30,828         21,144        55,327

Provision for income taxes    5,439      11,472          8,615        20,790

Income before cumulative
  effect of change in
  accounting principle        7,680      19,356         12,529        34,537

Cumulative effect of
  change in accounting
  principle                       -           -              -        (2,034)

Net income                  $ 7,680     $19,356        $12,529       $32,503

Per share of common stock:
  Income before cumulative
    effect of change in
    accounting principle       $.15        $.38           $.25          $.68

  Cumulative effect of
    change in accounting
    principle                     -           -              -          (.04)

  Net Income                   $.15        $.38           $.25          $.64

  Dividends                   $.095       $.085           $.19          $.17

Average common shares
  and common equivalents
  outstanding during
  the period                 50,037      51,032         50,232        51,101

                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              For the six months ended June 3, 1994 and May 28, 1993
                              (Dollars In Thousands)

                                                   June 3, 1994    May 28, 1993

Cash was provided from (used for)
Operations:
  Net income                                          $12,529       $32,503
  Adjustments to reconcile to net cash
    provided from (used for) operations:
  Depreciation and amortization                         4,052         3,147
  Deferred income taxes, net                                -          (840)
  Equity in earnings of affiliate                        (690)         (556)
  Loss on disposal of property and equipment            1,583            63
  Cumulative effect of change in accounting
    principle                                               -         2,034
  Changes in:
    Accounts and notes receivable                     (52,166)      (30,874)
    Inventories                                        20,071        35,656
    Prepaid expenses                                     (190)         (314)
    Accounts payable, income taxes, accrued
      expenses and other current liabilities          (24,578)      (26,580)
    Net cash provided from (used for) operations      (39,389)       14,239

Investments:
  Short-term investments                               18,224       (19,952)
  Additions to property and equipment                  (2,282)      (10,393)
  Proceeds from sales of property and equipment             6            41
  Increase in other assets                             (2,668)       (1,385)
    Net cash provided from (used for) investments      13,280       (31,689)

Financing:
  Proceeds from sale of stock under stock plans            11            10
  Cash dividends paid                                  (9,532)       (8,659)
  Repurchase of common stock                           (9,379)       (5,179)
  Short-term debt                                       7,000             -
    Net cash used for financing                       (11,900)      (13,828)

Net decrease in cash and cash
  equivalents                                         (38,009)      (31,278)

Cash and cash equivalents at beginning of
  the period                                           38,763        55,026

Cash and cash equivalents at end of
  the period                                         $    754      $ 23,748



                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     NOTE 1


    The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended June 3, 1994 and May 28, 1993 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended June 3, 1994 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the fiscal 1994 presentation.

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

                                     NOTE 3

     During the first six months of fiscal 1994, interest payments amounted to $162,000 ($187,000 in 1993). For the first six months of 1994, payments for income taxes totaled $8,192,000 ($23,769,000 in 1993).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At June 3, 1994, the Company's balance sheet continued to show financial strength with a current ratio of 3.9 to 1 and a debt-to-equity relationship of 0.8%. The Company's cash and short-term investments totaled $48.2 million at June 3, 1994, down 45% from the $86.9 million amount at the end of the second quarter in fiscal 1993. In the first half of fiscal 1994, the Company used $39.4 million of cash to fund operating needs. The current period's negative cash flow from operations amount compared to a positive cash flow from operations of $14.2 million achieved in the first six months of fiscal 1993. The Company's lower net income in the first half of 1994 accounted for 37% of the change in cash flow. Additionally, higher levels of accounts receivable and inventory, which were principally caused by the shipping difficulties at the Company's new distribution center in Kentucky, adversely impacted the cash flow performance in the first half of 1994. At June 3, 1994, receivable and inventory levels totaled $240 million, up $30.4 million or 14.5% from the amount at the end of the second quarter of 1993. The increased accounts receivable level (up 11.3% from 1993) was caused by the later delivery of Spring products to customers, as well as reduced reorders at Keds, which generally carry shorter payment terms than future orders. The distribution center problems limited Keds reorder capabilities during the first six months of 1994. The higher inventory levels (up 18.4% from 1993) were also caused by the Spring season shipping problems at Keds as customer order cancellations resulted in excess quantities of seasonal merchandise and higher levels of basic products. The Company expects to sell the excess seasonal merchandise under special value programs in the second half of fiscal 1994 and will adjust future procurement levels on basic merchandise in an effort to reduce overall inventory levels. The Company's operating results in the first half of 1994 included a higher obsolescence expense to provide for price reductions related to the excess seasonal merchandise.

     While the Kentucky distribution facility is still far short of the intended performance level, the Company believes that current capacity is sufficient to handle Keds projected needs in the second half of fiscal 1994. However, as of June 3, 1994, Keds order backlog calling for shipment in the second half of fiscal 1994 is off 4% from the 1993 backlog level. All efforts are being focused on shipping Keds Fall season products in accordance with customer requested delivery dates. The move of the Company's Stride Rite and Sperry Top-Sider divisions to the new facility, which was planned for the second half of 1994, has been delayed. Over the next few months, work is continuing on systems enhancements in an effort to improve the facility's capabilities for the Spring 1995 season.

     The Company's overall cash flow for the first half of fiscal 1994 resulted in a net decrease in cash of $38 million compared to a net decrease of $31.3 million in the comparable period of fiscal 1993. The 1994 cash flow benefited from a decrease of $18.2 million in short-term investments and $7 million of short-term borrowings under the Company's bank lines of credit.
In the first half of 1994, the Company expended $9.4 million of cash to purchase 654,400 shares of the Company's common stock. The most recent purchases bring the cumulative repurchase total to 13,602,500 shares or 85% of the 16,000,000 share total which had been authorized by the Company's Board of Directors.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table summarizes the Company's performance for the second quarter and six-month period:

Percent Increase (Decrease) vs. 1993 Results for Comparative Periods:

                                         Second Quarter   Six Months

    Net sales                                 (1.7%)       (7.1%)
    Gross profit                             (13.9%)      (18.5%)
    Selling and administrative
      expenses                                19.5%        12.3%
    Operating income                         (57.0%)      (60.9%)
    Income before income taxes and
      cumulative effect of change in
      accounting principle                   (57.4%)      (61.8%)
    Income before cumulative effect
      of change in accounting
      principle                              (60.3%)      (63.7%)
    Net income                               (60.3%)      (61.4%)

Operating Ratios as a Percentage
of Net Sales:                          Second Quarter         Six Months
                                     1994         1993      1994      1993

    Gross profit                     37.5%        42.8%     37.3%     42.5%
    Selling and administrative
      expenses                       29.3%        24.1%     29.7%     24.6%
    Operating income                  8.2%        18.7%      7.5%     17.9%
    Income before income taxes
      and cumulative effect
      of change in accounting
      principle                       8.1%        18.7%      7.5%     18.1%
    Income before cumulative
      effect of change in
      accounting principle            4.7%        11.8%      4.4%     11.3%
    Net income                        4.7%        11.8%      4.4%     10.6%


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

     Net sales decreased $2.8 million (1.7%) in the second quarter of fiscal 1994 and the six month results showed a decline of $21.5 million (7.1%) from the sales level achieved in the first half of fiscal 1993.
Keds division sales improved somewhat during the second quarter as revenues were down only 6% from 1993 compared to the 22% decline in the first quarter of 1994. Keds entered the Spring 1994 season with a 15% gain in order backlog, but the distribution center start-up problems described above caused serious shipping delays. As a result, order cancellations during the Spring 1994 season were more than double the rate experienced in 1993. The higher order cancellation level at Keds resulted in a revenue decline of approximately $31 million. In addition, reorder capabilities were restricted because of the service problems at the new facility during the Spring season. For the first half of 1994, sales of the Keds division declined 13% from 1993, despite the higher backlog of orders entering the Spring season. The Keds shipping problems offset higher sales of Stride Rite and Sperry Top-Sider products. Higher average selling prices, primarily due to product mix changes, and increased retail sales partially offset the 9.7% decline in unit shipments of current line merchandise during the first half of 1994. Excluding the impact of product mix changes, net sales in the first six months of 1994 was reduced by approximately $5.2 million due to selling price deflation.

     Sales of the Stride Rite Children's Group in the first six months of 1994 were 8% higher than last year as both the wholesale and retail portions of the Group posted sales increases. Retail sales increased 16% during the first half as a higher store count, up 10% from 1993, and improved sales performance at existing stores combined to produce the increase. Sales of the Sperry Top-Sider division increased 11% during the first six months of 1994 despite the fact that sales of discontinued products were down 60% from the 1993 level. Sales of Sperry Top-Sider's current line merchandise increased 22% in the first half of 1994. During the first six months of 1994, sales of the Company's International division declined 25% due to reduced demand for Keds Spring products in International markets.

     During the first half of 1994, gross profit declined 18.5% from the comparable period in 1993 compared to the sales decrease of 7.1%. Gross profit was also lower for the second quarter of 1994, showing a decline of 13.9% compared to the sales decrease of 1.7%. The consolidated gross profit percent in the first six months decreased to 37.3% in 1994 from the 42.5% rate recorded in the first half of 1993. The gross profit rate for the second quarter of 1994 was also below last year, 37.5% in 1994 compared to 42.8% in 1993. The gross profit rate in both the second quarter and six-month periods of 1994 was negatively impacted by a higher obsolescence provision primarily caused by anticipated markdowns of seasonal merchandise due to the shipping problems at Keds. Keds gross profit performance was also hurt by increased sales allowances because of late product deliveries. The LIFO provision in the first half reduced gross profit by $0.1 million (less than 0.1% of net sales) in 1994 compared to a provision of $1.3 million (0.4% of net sales) in 1993.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

     Despite the sales decline, selling and administrative expenses for the second quarter and six-month periods of 1994 increased by $7.7 million and $9.2 million, respectively, from the expenditures recorded in fiscal 1993. Higher distribution costs impacted both periods as expenses were above 1993 by $4.6 million for the second quarter and by $3.8 million for the six months. Expense comparisons were also impacted by higher advertising spending with 1994 costs above last year by $2.6 million or 29.3% for the second quarter and by $3 million or 17.7% for the six months. Advertising costs represented 7.1% of net sales in the first half of 1994 compared to 5.6% in 1993 as a higher percentage of annual spending was allocated to support Spring season programs. The growth of the Stride Rite Children's Group's retail operations, where selling and administrative costs are relatively higher as a percentage of net sales, contributed to the increase as store expenses in the six months increased 12.8% from 1993. Approximately 60% of the increased retail costs was due to new stores. Selling and administrative expenses for the first six months of 1994 represented 29.7% of net sales compared to 24.6% in 1993 due to the increased costs discussed above as well as the fact that fixed administrative costs are being absorbed by 1994's lower sales level.

     In the first six months, other income (expense) decreased pre-tax income by $0.2 million in 1994 compared to an increase of $0.7 million in the first half of 1993. Interest income during 1994 was only slightly below last year as higher short-term investment yields offset a 21% reduction in funds available for investment. Other expenses were higher in 1994 primarily due to costs related to a company-owned life insurance program which was initiated during fiscal 1993. The provision for income taxes in the first half of 1994 was below last year because of the lower pre-tax earnings. The 1994 effective income tax rate of 40.8% was above the 1993 rate of 37.6% because of the higher federal tax rates, which were enacted during the third quarter of 1993, and increased state income taxes.


     During the first six months of 1994, income before cumulative effect of change in accounting principle decreased $22 million (63.7%) from the earnings level achieved in 1993. Net income for the first half decreased $20 million or 61.4% because of the lower sales level, unfavorable gross profit performance and increased selling and administrative expenses mentioned above. As a percent to sales, net income was 4.4% of sales in 1994 compared to the 10.6% return on sales achieved in the six-month period of 1993.

II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the Company's shareholders was held during the second quarter, on April 13, 1994. The two Directors nominated by management were elected by the vote set forth below. Other directors' terms continued, in accordance with the terms of the Company's Articles of Organization and their elections.

                                     Votes
Name of Director                  For     Withheld

Robert Seelert                43,639,489  291,937
Myles J. Slosberg             43,653,886  277,540

     The shareholders also adopted The Stride Rite Corporation 1994 Non-Employee Director Stock Ownership Plan, by the vote set forth below:

                    Votes
            For           Against       Abstentions

            36,375,483     6,512,197     1,043,746

     The shareholders also ratified the Company's selection of Coopers &
Lybrand as auditors of the Company for the 1994 fiscal year, by the vote set forth below:

                    Votes
            For           Against      Abstentions

            32,765,951    96,185         146,146

ITEM 5.  Other Information

     On June 30, 1994, the Board of Directors voted to increase the size of the Board to eight Directors and Jeanette Sarkisian Wagner, the president of Estee Lauder International, Inc., was appointed to the Board of Directors in Class I. Her term of office will expire at the 1997 annual meeting of stockholders.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following Exhibits are contained herein:

              Exhibit No.             Description of Exhibit

                   11                  Computation of Per Share Earnings


         (b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the second quarter of fiscal year 1994.





PART II  OTHER INFORMATION  (Continued)

                          THE STRIDE RITE CORPORATION



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE STRIDE RITE CORPORATION
                                         (Registrant)



Date: July 14, 1994                 By:/s/  John M. Kelliher
                                      John M. Kelliher, Vice President,
                                      Finance, Treasurer, and Corporate
                                      Controller

































                          THE STRIDE RITE CORPORATION


                               INDEX TO EXHIBITS



Exhibit No.

                                                      Sequential Page No.

    11        Computation of Per Share Earnings        Page 14 of 14














































                                       13

