Form 10-Q
period 1994-09-02
STRIDE RITE CORP
filed 1994-10-13
CIK 94887

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - - -----         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the quarterly period ended September 2, 1994

                                      OR

- - - -----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from          to         .
                                           ----------  ---------

                        Commission File Number:  1-4404
                                                 ------
                          THE STRIDE RITE CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Massachusetts                         04-1399290
- - - ----------------------------             --------------------
(State or other jurisdiction             (I.R.S. Employer
     of incorporation)                    Identification No.)

           Five Cambridge Center, Cambridge, Massachusetts 02142
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:  617-491-8800
                                                          ------------

       Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of each class                       on which registered
- - - -------------------                       -------------------
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

As of October 5, 1994, 49,517,748 shares of the registrant's common stock, $.25 par value, were outstanding and 6,189,718 of the registrant's Preferred Stock Purchase Rights, which trade with the registrant's common stock, were outstanding.

The list of exhibits, which are included or incorporated by reference, appears on page 13 of this report.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------

                          THE STRIDE RITE CORPORATION
                          ---------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars In Thousands)

                                Sept. 2,                      Aug. 27,
                                  1994       December 3,        1993
                               (Unaudited)      1993         (Unaudited)
                               -----------   -----------     -----------
        Assets
        ------
Current Assets:

  Cash and cash equivalents    $ 43,623       $ 38,763        $ 25,663
  Short-term investments         30,534         65,645          73,840
  Accounts and notes
    receivable, net             111,747         75,184         117,755

  Inventories:
    Finished goods              101,249        127,925          84,447
    Work in process               2,058          1,670           2,999
    Raw materials                 3,175          3,130           2,716
                               --------       --------        --------
                                106,482        132,725          90,162

  Deferred income taxes
    and prepaid expenses         31,966         31,403          31,006
                               --------       --------        --------

  Total current assets          324,352        343,720         338,426

Property and equipment, net      47,103         47,737          35,606

Other assets                     20,738         20,992          22,136
                               --------       --------        --------

  Total assets                 $392,193       $412,449        $396,168
                               ========       ========        ========







              The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
                          ---------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
               -------------------------------------------------

                             (Dollars In Thousands)


                                        Sept. 2,                  Aug. 27,
                                           1994    December 3,     1993
                                       (Unaudited)     1993     (Unaudited)
                                       ----------- -----------  -----------
Liabilities and Stockholders' Equity
- - - ------------------------------------
Current Liabilities:

  Current maturities of long-term debt $    833    $    833    $    833
  Accounts payable                       14,374      30,495      11,567
  Income taxes payable                   36,001      31,701      36,719
  Accrued expenses and other
    liabilities                          33,157      37,442      39,042
                                         ------      ------      ------

  Total current liabilities              84,365     100,471      88,161

Deferred income taxes                     7,178       7,005       5,029

Long-term debt                            2,500       2,500       3,333

Stockholders' Equity:

  Preferred stock, $1 par value
    Shares authorized - 1,000,000
    Shares issued - None                    -            -           -

  Common stock, $.25 par value
    Shares authorized - 135,000,000
    Shares issued - 56,946,544           14,237      14,237      14,237

  Capital in excess of par value         23,398      23,710      23,312

  Retained earnings                     354,517     347,677     345,036

  Less cost of 7,430,929 shares of
    common stock held in treasury
    (6,666,690 on December 3, 1993
    and 6,680,556 on August 27,
    1993)                               (94,002)    (83,151)    (82,940)
                                         ------      ------      ------


  Total stockholders' equity            298,150     302,473     299,645
                                        -------     -------     -------

  Total liabilities and stockholders'
    equity                             $392,193    $412,449    $396,168
                                        =======     =======     =======

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                           ---------------------------
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------

           For the periods ended September 2, 1994 and August 27, 1993

                       (In Thousands Except Per Share Data)

                               Three Months Ended        Nine Months Ended
                            Sept. 2,1994 Aug. 27,1993 Sept. 2,1994 Aug. 27,1993
                            ------------ ------------ ------------ ------------
Net sales                      $154,962    $166,460     $438,740     $471,776
Cost of sales                    97,740      98,813      275,780      274,390
Selling and administrative
  expenses                       43,129      33,899      127,504      109,043
Non-recurring charge                  -       7,200            -        7,200
                                -------     -------      -------      -------

Operating income                 14,093      26,548       35,456       81,143

Other income (expense):
  Investment income                 623         763        1,940        2,123
  Interest expense                 (122)       (100)        (297)        (319)
  Other, net                       (504)      2,599       (1,865)       2,190
                                 ------      ------       ------       ------
                                     (3)      3,262         (222)       3,994
                                 ------      ------       ------       ------
Income before income taxes
  and cumulative effect of
  change in accounting
  principle                      14,090      29,810       35,234       85,137
Provision for income taxes        5,584      11,440       14,199       32,230
                                 ------      ------       ------       ------

Income before cumulative
  effect of change in
  accounting principle            8,506      18,370       21,035       52,907
Cumulative effect of change
  in accounting principle             -           -            -       (2,034)
                                -------     -------       ------      -------

Net income                      $ 8,506     $18,370      $21,035      $50,873
                                 ======      ======       ======       ======

Per share of common stock:
  Income before cumulative
    effect of change in
    accounting principle           $.17        $.36         $.42        $1.04
  Cumulative effect of change
    in accounting principle           -           -            -         (.04)
                                   ----        ----         ----         ----
  Net income                       $.17        $.36         $.42        $1.00
                                   ====        ====         ====         ====

  Dividends                       $.095       $.085        $.285        $.255
                                   ====        ====         ====         ====

Average common shares
  and common
  equivalents outstanding
  during the period              49,683      50,754       50,023       50,971
                                 ======      ======       ======       ======


                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
                          ___________________________

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          ____________________________________________________________

        For the nine months ended September 2, 1994 and August 27, 1993
                            (Dollars In Thousands)


                                                 Sept. 2, 1994  Aug. 27, 1993
                                                 _____________  _____________
Cash was provided from (used for)
  Operations:
    Net income                                       $21,035        $50,873
    Adjustments to reconcile to net cash provided
      from (used for) operations:
    Depreciation and amortization                      6,275          4,742
    Deferred income taxes, net                          (263)          (500)
    Equity in earnings of affiliate                   (1,046)          (668)
    Loss on disposal of property and equipment         1,636             66
    Decrease in valuation reserve related
      to investments                                       -           (550)
    Cumulative effect of change in accounting
      principle                                            -          2,034
    Changes in:
      Accounts and notes receivable                  (36,563)       (34,170)
      Inventories                                     26,243         40,656
      Prepaid expenses                                  (127)          (354)
      Long-term notes receivable                        (368)          (577)
      Accounts payable, income taxes, accrued
        expenses and other current liabilities       (15,727)       (14,426)
                                                    ________       ________
      Net cash provided from operations                1,095         47,126
                                                    ________       ________

  Investments:
    Short-term investments                            35,111        (30,662)
    Additions to property and equipment               (5,444)       (20,698)
    Proceeds from sale of property and equipment           6             41
    Long term investments                              1,699              -
    Increase in other assets                          (1,870)        (1,439)
                                                    ________       ________
      Net cash provided from (used for)
        investments                                   29,502        (52,758)
                                                    ________       ________
  Financing:
    Proceeds from sale of stock under stock plans         12             19
    Cash dividends paid                              (14,267)       (12,964)
    Repurchase of common stock                       (11,482)       (10,786)
                                                    ________       ________
      Net cash used for financing                    (25,737)       (23,731)
                                                    ________       ________
Net increase (decrease) in cash and cash
  equivalents                                          4,860        (29,363)

Cash and cash equivalents at beginning
  of the period                                       38,763         55,026
                                                    ________       ________
Cash and cash equivalents at end
  of the period                                      $43,623        $25,663
                                                    ========       ========


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
                          ___________________________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ____________________________________________________

                                    NOTE 1


    The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended September 2, 1994 and August 27, 1993 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended September 2, 1994 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the 1994 presentation.


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


                                    NOTE 3

    During the first nine months of fiscal 1994, interest payments totaled $214,000 ($196,000 in 1993). For the first nine months of 1994, payments for income taxes totaled $10,103,000 ($31,060,000 in 1993).

                          THE STRIDE RITE CORPORATION
                          ___________________________

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Liquidity and Capital Resources
_______________________________

     At September 2, 1994, the Company's balance sheet continued to show financial strength with a current ratio of 3.8 to 1 and a debt-to-equity relationship of 0.8%. The Company's cash and short-term investments totaled $74.2 million at September 2, 1994, down 25% from the $99.5 million amount at the end of the third quarter in fiscal 1993. In the first nine months of fiscal 1994, the Company's operations generated $1.1 million of cash. In the corresponding period of fiscal 1993, the Company's operations generated a positive cash flow of $47.1 million. The reduced level of earnings in 1994 accounted for 65% of the operating cash flow change. The Company's cash flow in the nine-month period has also been impacted negatively by higher inventories, up $16.3 million or 18% from the inventory level at August 27, 1993.

     The higher inventory levels were caused by the Spring season shipping problems at Keds as customer order cancellations resulted in excess quantities of seasonal merchandise and higher levels of basic products. The Company expects to sell the excess seasonal merchandise under special value programs during the fourth quarter of fiscal 1994 and the first half of fiscal 1995. Procurement levels on basic merchandise have been adjusted in an effort to reduce overall inventory levels over the next six months. The Company's operating results in the first nine months of 1994 included a higher obsolescence expense to provide for price reductions related to the excess seasonal merchandise. The Company expects that sales for the balance of the 1994 fiscal year will be below last year because of slow reorder demand at Keds and lower advance orders calling for shipment in the fourth quarter. At this point in the Spring 1995 sales campaign, customer orders are below last year's level, with lower Keds bookings offsetting gains at both Stride Rite and Sperry. The continuing efforts to improve the efficiency and capacity of the new distribution center should have a favorable impact on order completion rates in the first half of 1995 as compared to the same period in 1994.

     The Company's overall cash flow for the first nine months of fiscal 1994 resulted in an increase in cash of $4.9 million compared to a net decrease of $29.4 million in the comparable period of fiscal 1993. The 1994 cash flow benefited from a decrease of $35.1 million in short-term investments. In the first nine months of 1993, short-term investments had increased by $30.7 million. Additions to property and equipment were lower in the 1994 nine-month period ($5.4 million compared to $20.7 million in 1993) as last year's amount included expenditures related to the Company's new distribution center in Louisville, Kentucky. In the first nine months of 1994, the Company expended $11.5 million of cash to purchase 814,400 shares of the Company's common stock. The most recent purchases bring the cumulative repurchase total to 13,762,500 shares or 86% of the 16,000,000 share total which had been authorized by the Company's Board of Directors. In the comparable period of 1993, the Company expended $10.8 million of cash to repurchase common shares.

____________________________________________

                          THE STRIDE RITE CORPORATION
                          ___________________________

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________
Results of Operations
_____________________

    The following table summarizes the Company's performance for the third quarter and nine-month period:

Percent Increase (Decrease) vs. 1993 Results:
____________________________________________

                                         Third Quarter  Nine Months
                                         _____________  ___________

    Net sales                                 (6.9%)       (7.0%)
    Gross profit                             (15.4%)      (17.4%)
    Selling and administrative
      expenses                                27.2%        16.9%
    Operating income                         (46.9%)      (56.3%)
    Income before income taxes and
      cumulative effect of change in
      accounting principle                   (52.7%)      (58.6%)
    Income before cumulative effect
      in accounting principle                (53.7%)      (60.2%)
    Net income                               (53.7%)      (58.7%)




Operating Ratios as a Percentage
________________________________
of Net Sales:                          Third Quarter          Nine Months
____________                           _____________          ___________

                                     1994          1993     1994      1993
                                     ____          ____     ____      ____

    Gross profit                     36.9%        40.6%     37.1%     41.8%
    Selling and administrative
      expenses                       27.8%        20.4%     29.1%     23.1%
    Nonrecurring charge                -           4.3%        -       1.5%
    Operating income                  9.1%        15.9%      8.1%     17.2%
    Income before income taxes
      and cumulative effect of
      change in accounting
      principle                       9.1%        17.9%      8.0%     18.0%
    Income before cumulative
      effect of change in
      accounting principle            5.5%        11.0%      4.8%     11.2%
    Net income                        5.5%        11.0%      4.8%     10.8%



___________________________________________

                          THE STRIDE RITE CORPORATION
                          ___________________________

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Results of Operations, continued
________________________________

     Net sales decreased $11.5 million (6.9%) in the third quarter of fiscal 1994 and the results for the nine-month period showed a decline of $33 million (7%). Following the delivery problems encountered during the Spring season, which were related to the start-up of a new distribution center, Keds division sales in the third quarter finished 13.8% below last year's level. Lower reorders for Keds products and a reduced order backlog entering the third quarter resulted in decreased sales revenues. For the 1994 nine-month period, Keds sales were down from the 1993 revenue total by 13.5%. While the new distribution center is still not meeting capacity, service and cost expectations, the facility's performance during the third quarter improved from that experienced in the first half of 1994. The Keds shipping problems and reduced reorder levels offset higher sales of Stride Rite and Sperry Top-Sider products. Higher average selling prices, primarily due to product mix changes, and increased retail sales partially offset the 9.7% decline in unit shipments of current line merchandise during the first nine months of 1994. Excluding the impact of product mix changes, net sales in the nine months of 1994 was reduced by approximately $8.3 million due to selling price deflation.

     Sales of the Stride Rite Children's Group in the third quarter and first nine months of 1994 were higher than last year by 3.1% and 5.5%, respectively. The retail portion of the Children's Group accounted for most of the higher sales in both periods. Retail sales increased 14% during the first nine months as a higher average store count, up 8% from 1993, and improved sales performance at existing stores combined to produce the increase. Sales of the Sperry Top-Sider division increased 13.6% during the nine-month period of 1994 despite the fact that sales of discontinued products were down 60% from the 1993 level. Sales of Sperry Top-Sider's current line merchandise increased 30% in the first nine months of 1994. During the nine months of 1994, sales of the Company's International division declined 19% due to reduced demand for Keds products in international markets.

     During the first nine months of 1994, gross profit declined 17.4% from the comparable period in 1993 compared to the sales decrease of 7%. Gross profit was also lower for the third quarter of 1994, showing a decline of 15.4% compared to the sales decrease of 6.9%. The consolidated gross profit percent in the first nine months decreased to 37.1% in 1994 from the 41.8% rate recorded in the comparable period of 1993. The gross profit rate for the third quarter of 1994 was also below last year, 36.9% in 1994 compared to 40.6% in 1993. The gross profit rate in both the third quarter and nine-month periods of 1994 was negatively impacted by a higher obsolescence provision primarily caused by markdowns of seasonal merchandise due to the shipping problems at Keds. Keds gross profit performance was also hurt by increased sales allowances because of late product deliveries. The LIFO provision in the nine-month period reduced gross profit by $0.7 million (0.2% of net sales) in 1994 compared to a provision of $2.3 million (0.5% of net sales) in 1993.

___________________________________________

                          THE STRIDE RITE CORPORATION
                          ___________________________

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Results of Operations, continued
________________________________

     Selling and administrative expenses for the third quarter and nine-month periods in 1994 increased by $9.2 million and $18.5 million, respectively, from the expenditures recorded in the comparable periods in fiscal 1993. Higher distribution costs, which included start-up expenses related to the new facility, impacted both periods as 1994 expenses were up $1.4 million for the third quarter and $6.7 million for the nine months. The expense comparison for the nine-month period was also impacted by higher advertising spending, up $1.7 million or 6.6% from 1993.
Advertising costs for the third quarter of 1994 were below last year by $1.3 million as this year's spending had been accelerated to support programs during the Spring season. Advertising costs represented 6.3% of net sales in the nine months of 1994 compared to a spending rate of 5.5% in 1993. The growth of the Stride Rite Children's Group's retail operations, where selling and administrative costs are relatively high as a percentage of net sales, contributed to the increase as store expenses in the nine months increased $2.9 million or 12% from 1993. New stores accounted for approximately 60% of the higher retail spending. Selling and administrative expenses for the first nine months of 1994 represented 29.1% of net sales compared to 23.1% in 1993 due to the increased costs discussed above as well as the fact that fixed administrative costs are being absorbed by 1994's lower sales level. The results for the third quarter and nine months of 1993 included a nonrecurring charge of $7.2 million for costs related to the settlement agreement between the Company and the Attorneys General of all fifty states, the Corporation of Counsel of the District of Columbia and the Federal Trade Commission concerning their investigations of Keds' suggested retail pricing policy.

     In the first nine months, other income (expense) decreased pre-tax income by $0.2 million in 1994 compared to an increase of $4 million in the comparable period of 1993. Interest income during the 1994 was below last year by $0.2 million as higher short-term investment yields partially offset a 27% reduction in funds available for investment. Other income and expense items decreased pre-tax income by $1.9 million in the nine months of 1994 compared to an increase of $2.2 million in the 1993 period. Other income for both the third quarter and first nine months of 1993 included $2.9 million of investment gains related to a limited partnership investment. Other expenses were higher in 1994 primarily due to costs related to a company-owned life insurance program which was initiated during fiscal 1993. The provision for income taxes in the first nine months of 1994 was below last year because of the lower pre-tax earnings. The 1994 effective income tax rate of 40.3% was above the 1993 rate of 37.9% because of the higher federal tax rate, which was enacted during the third quarter of 1993, and increased state income taxes.

    During the first nine months of 1994, income before cumulative effect of change in accounting principle decreased $31.9 million (60.2%) from the earnings level achieved in 1993. Net income for the nine-month period decreased $29.8 million or 58.7% because of the lower sales level, unfavorable gross profit performance and increased selling and administrative expenses mentioned above.

___________________________________________

                          THE STRIDE RITE CORPORATION
                          ___________________________

ITEM 6.  Exhibits and Reports on Form 8-K
         ________________________________


         (a)  Exhibits.  The following Exhibits are contained herein:


              Exhibit No.             Description of Exhibit
              ___________             _______________________
                  11                Computation of Per Share Earnings

                  27                Financial Data Schedule

         (b)  Reports on Form 8-K

             The Company did not file any current reports on Form 8-K during the third quarter of fiscal year 1994.

                          THE STRIDE RITE CORPORATION
                          ___________________________


                                   SIGNATURES
                                   __________

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE STRIDE RITE CORPORATION
                                       ---------------------------
                                       (Registrant)




Date:  October 7, 1994                 By: s/d John M. Kelliher
- - - ----                                   ________________________
                                       Vice President, Finance
                                       and Treasurer

                          THE STRIDE RITE CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                                         Sequential Page No.
- - - -----------                                         -------------------
    11        Computation of Per Share Earnings             14


    27        Financial Data Schedule                       15