Form 10-K
period 1994-12-02
STRIDE RITE CORP
filed 1995-02-27
CIK 94887

                                             1 of 94 pages
                                             Exhibit Index
                                             appears on Page 22

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For fiscal year ended December 2, 1994

                              OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                        Name of each exchange
Title of each class                     on which registered
Common Stock $.25 par value             New York Stock Exchange
Preferred Stock Purchase Rights         New York Stock Exchange

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


                                Yes   X      No
                                ---          ---


                           -Continued-

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant's Common Stock $.25 par value, held by non-affiliates of the registrant as of February 17, 1995, was $602,824,742 based on the closing price on that date on the New York Stock Exchange. As of February 17, 1995, 49,541,864 shares of the registrant's Common Stock, $.25 par value, were outstanding and 6,192,733 of the registrant's Preferred Stock Purchase Rights, which trade together with the registrant's common stock, were outstanding.

                    Documents Incorporated by Reference

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                                 Part of Form 10-K into
Name of Document                         which document is incorporated
- -----------------                        ------------------------------


Portions of the Registrant's Annual
Report to Stockholders for fiscal year
ended December 2, 1994                            Part I and Part II

Portions of the Registrant's Proxy
Statement for 1995 Annual Meeting
of Stockholders                                        Part III

                                    PART I
                                    ------

Item 1.   Business
- ------    --------

General
- -------

     The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and a major marketer of athletic and casual footwear for children and adults. The Company manufactures products in its own facilities in the United States and in the Dominican Republic and also imports a significant portion of its products from abroad. Footwear products are distributed through independent retail stores, Company-owned stores and footwear departments in department stores. Unless the context otherwise requires, the "Company" and "The Stride Rite Corporation" refer to The Stride Rite Corporation and all of its wholly-owned subsidiaries.

Products
- --------

     Children's footwear, designed primarily for consumers between the ages of six months and 12 years, encompasses a complete line of products, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R) trademark in medium to high price ranges.

     The Company also markets sneakers and casual footwear for adults and children under the KEDS(R) and PRO-Keds(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

     Marine footwear and portions of the Company's outdoor recreational, dress and casual footwear for adults and children are marketed under the Company's SPERRY TOP-SIDER(R) trademark. Products sold under the SPERRY TOP-SIDER(R) label also include sneakers and sandals for men and women.

     The Company acquired, in the first quarter of fiscal 1995, the TODDLER UNIVERSITY(R), KIDS UNIVERSITY(R) and STREET HOT(R) brands from the University Brands division of Genesco Inc. The Company plans to market these brands through its newly formed subsidiary, Boston Footwear Group, Inc.

Sales and Distribution
- ----------------------

     During the 1994 fiscal year, the Company sold its products nationwide to customers operating retail outlets, including department stores, sporting goods stores and marinas, as well as Stride Rite Bootery stores and other shoe stores operated by independent retailers. In addition, the Company sold footwear products to consumers through Company-owned stores, including bootery stores, manufacturers' outlet stores, a Keds store, a new concept store called Great Feet(TM), and children's footwear departments in department stores. The Company's largest single customer accounted for less than 6% of consolidated net sales for the fiscal year ended December 2, 1994.

     The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's bootery stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to a dealer. There are approximately 60 independent dealers who currently sublease store locations from the Company.

     An automated distribution center located in Louisville, Kentucky provides 520,000 square feet of space and is owned by the Company. Reference is hereby made to the section of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for additional information concerning the distribution center in Louisville, Kentucky. The Company also owns a central warehouse in Boston, Massachusetts, which provides 565,000 square feet of space. The Company closed, during the first quarter of fiscal year 1994, a warehouse located in New Bedford, Massachusetts, consisting of approximately 742,000 square feet, which was leased by the Company.

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

     In fiscal 1994, in addition to the United States, KEDS(R) brand products were distributed through third parties in Argentina, Brazil, Chile, Denmark, England, France, Germany, Greece, Hong Kong, Israel, Japan, Portugal, Singapore, Sweden and the United Kingdom, as well as in several other countries in Latin America and Asia, using local distributors. KEDS(R) brand products were also manufactured and sold by a distributor in Israel under a license agreement, which terminated in 1994, and PRO-Keds(R) brand products are sold by a distributor in Japan, also under a license agreement. Further, KEDS(R) products are sold in Central America, Bolivia, Colombia, Ecuador, Peru, Venezuela and in the Caribbean countries and territories (except the United States and French territories) under a license agreement.

     In fiscal 1994, in addition to the United States, the Company distributed its SPERRY TOP-SIDER(R) brand products in Italy, Japan and the United Kingdom, as well as other countries in Europe, South America and Asia, through local distributors. During fiscal year 1993, the Company commenced operations to distribute SPERRY TOP-SIDER(R) products in Belgium, France and the Netherlands, through a subsidiary.

     The Company is also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 20 stores are currently operating in Canada, Costa Rica, Guatemala, Honduras, Mexico and Peru. In addition, the Company also distributes STRIDE RITE(R) brand products to several retailers in the Caribbean, South Korea, Mexico and Panama.

     The Company also distributes SPERRY TOP-SIDER(R), STRIDE RITE(R) and KEDS(R) products in Canada through its Canadian subsidiary.

International Sourcing
- ----------------------

     The Company purchases a significant portion of its product line overseas. It maintains a staff of approximately 117 professional and technical personnel in South Korea, Taiwan and Thailand, to supervise a substantial portion of its canvas and leather footwear production. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear. During fiscal 1994, approximately 16% of the Company's total production requirements for canvas and leather sneakers were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise. In December 1994, the Company terminated its relationship with one buying agent which sourced approximately 33% of the Company's total production requirements in fiscal year 1994. The Company has reopened its Taiwan office to perform the services formerly provided by the buying agent.

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

     By virtue of its international activities, the Company is subject to the usual risks of doing business abroad, such as the risks of expropriation, acts of war, political disturbances and similar events, including trade sanctions, loss of most favored nation trading status and other trading restrictions. Management believes that over a period of time, it could arrange adequate alternative sources of supply for the products obtained from its present foreign suppliers. On February 4, 1995, the United States announced that it would, on February 26, 1995, impose sanctions on China, relating to the export of numerous products, including certain types of footwear, due to China's failure to enforce its intellectual property rights. The Company believes that the sanctions will not have a material adverse effect on it, even if the sanctions are implemented, which is not certain. However, disruption of such sources of supply could, particularly on a short-term basis, have a material adverse impact on the Company's operations. The Company's contracts to procure finished goods and other materials are denominated in United States dollars, thereby eliminating short term risks attendant to foreign currency fluctuations.

Retail Operations
- -----------------

     As of December 2, 1994, the Company operated 136 Stride Rite Bootery stores, 103 leased children's shoe departments in leading department stores, one retail store for KEDS(R) brand products, one new concept store operated under the name GREAT FEET(TM) and 11 manufacturers' outlet stores for STRIDE RITE(R), KEDS(R) and SPERRY TOP-SIDER(R) brand products. The product and merchandising formats of the Stride Rite Bootery stores are utilized in the 103 leased children's shoe departments which the Company operates in certain Macy's, Jordan Marsh, Abraham & Straus, Rich's and Lazarus department stores. The Stride Rite Bootery stores carry a complete line of the Company's STRIDE RITE(R) and SPERRY TOP-SIDER(R) children's footwear and a portion of the KEDS(R) children's product line. The Keds store, in the Mall of America in Minneapolis, Minnesota, carries a complete line of KEDS(R) products. The GREAT FEET(TM) store, in the Natick Mall, Natick, Massachusetts, carries a full line of products for children aged 0 to 12, including STRIDE RITE(R), KEDS(R) and SPERRY TOP-SIDER(R) brand products. The stores are located primarily in larger regional shopping malls, clustered generally in the major marketing areas of the United States. The manufacturers' outlet stores are located in malls consisting only of outlet stores.

     During the 1994 fiscal year, the Company opened 51 leased departments, nine manufacturers' outlet stores and the GREAT FEET(TM) store. In addition during fiscal 1994, the Company commenced operating 11 Stride Rite booteries, ten of which were purchased from independent dealers. During 1994, the Company also closed 10 booteries. The Company currently plans to open approximately 25 retail stores during fiscal 1995 and close or sell approximately three Stride Rite retail stores during fiscal 1995.

     Sales through the Company's retail operations accounted for approximately 14.4% of consolidated net sales for the fiscal year ended December 2, 1994.

Apparel Licensing Activities
- ----------------------------

     The Company has a license agreement under which hosiery for men, women and children is marketed under the KEDS(R) and PRO-Keds(R) brands for distribution in the United States and Canada, a license agreement under which apparel, using the KEDS(R) trademark, is marketed in Japan and a license agreement under which handbags for women are marketed under the KEDS(R) trademark in the United States. License royalties accounted for less than one percent of the Company's sales in fiscal year 1994. The Company continually evaluates new licensees, for both footwear and non-footwear products.

Raw Materials
- -------------

     The Company purchases its raw materials from a number of domestic and foreign sources. See "International Sourcing". The Company does not believe that any particular raw materials supplier is dominant.

Backlog
- -------

     At December 2, 1994 and December 3, 1993, the Company had a backlog of orders amounting to approximately $184,000,000 and $201,000,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's spring footwear styles, and traditionally substantially all of such orders are delivered during the first two quarters of the next fiscal year. For a discussion of the impact on backlog in 1994 and 1993 of the opening and operation of the Company's distribution center in Louisville, Kentucky, reference is hereby made to the portion of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

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

Employees
- ---------

     As of December 2, 1994, the Company employed approximately 3,700 full-time and part-time employees, approximately 700 of whom were represented by collective bargaining units. Management believes that its relations with its employees are good. The Company entered into an amendment to a collective bargaining agreement and a new collective bargaining agreement in 1993, in connection with the closing of its distribution center in New Bedford, Massachusetts and the proposed closing of its distribution center in Boston, Massachusetts, respectively.

Environmental Matters
- ---------------------

     The Company has been named as a potentially responsible party under the Resource Conservation and Recovery Act of 1976, as amended, with respect to a hazardous waste site in Saco, Maine. The Company is investigating its potential responsibility with respect to this site and believes that its liability will be immaterial. There can be no assurance, however, that this will be the case.
The Company is vigorously defending itself with respect to this action. Except as specified above, compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on the capital expenditures, earnings or competitive position of the Company.

Patents, Trademarks and Licenses; Research and Development
- ----------------------------------------------------------

     The Company believes that its patents and trademarks are important to its business and are generally sufficient to permit the Company to carry on its business as presently conducted. In January, 1995, the Company acquired the trademarks, patents and other intellectual property of the University Brands division of Genesco, Inc., including TODDLER UNIVERSITY(R), KIDS UNIVERSITY(R) and STREET HOT(R).

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

Executive Officers of the Registrant
- ------------------------------------

The information with respect to the executive officers of the Company listed below is as of February 17, 1995.

Executive Officers of the Registrant
- ------------------------------------

Name                Position with Company                        Age
- ----                ---------------------                        ---
Robert C. Siegel     Chairman of the Board of Directors,          58
                     President and Chief Executive Officer
                     of the Company since December 1993.
                     Previously, Mr. Siegel was President
                     of the Dockers division of Levi Strauss
                     & Co., an apparel manufacturer and
                     distributor from December 1986 to
                     December 1993.

Stephen R. DuMont    Executive Vice President, of the             51
                     Company from October 1994.  Prior to
                     joining the Company, Mr. DuMont served
                     as a principal of DuMont and Associates,
                     an international management consulting
                     firm from August 1993 to September 1994,
                     as the Chief Executive Officer and Chief
                     Operating Officer of The Antigua Group,
                     Inc., an apparel and accessories
                     manufacturer and wholesale and retail
                     distributor from May 1992 to July 1993
                     and as Executive Vice President and
                     Chief Financial Officer of Mast
                     Industries, Inc. (a wholly owned
                     subsidiary of The Limited, Inc.), an
                     apparel manufacturer and wholesale
                     distributor from February 1986 to April 1992.

Jonathan D. Caplan   President of The Keds Corporation from       41
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

Executive Officers of the Registrant
- ------------------------------------

Name                Position with Company                        Age
- ----                ---------------------                        ---
Robert B. Moore, Jr. President, Sperry Top-Sider, Inc. since      44
                     October 1992.  From October 1987 until
                     he joined the Company, Mr. Moore was
                     President of Bostonian Shoe Co., a
                     division of C & J Clark, Inc.

Dennis Garro         President, Retail division, since            47
                     joining the Company in April 1994.
                     Prior to joining the Company, Mr.
                     Garro served as Senior Vice President
                     and General Merchandise Manager for
                     Mervyns division of Dayton Hudson
                     Corp. from May 1992 to September 1993
                     and as Senior Vice President and
                     General Merchandise Manager of DFS
                     Group, Ltd. from November 1989 to
                     April 1992.

Gerrald B. Silverman President, Stride Rite International         36
                     Corp., since joining the Company in
                     April 1994.  Prior to joining the
                     Company, Mr. Silverman served as the
                     national sales manager of the Dockers
                     division of Levi Strauss & Co. from
                     October 1992 to April 1994, as West
                     Coast regional manager of the Dockers
                     division of Levi Strauss & Co. from
                     April 1991 to October 1992, as East
                     Coast district manager of the Dockers
                     division of Levi Strauss & Co. from
                     May 1990 to April 1991 and as
                     national account manager of the
                     Dockers division of Levi Strauss & Co.
                     from September 1987 to May 1990.

C. Madison Riley III Vice President and General Manager,          36
                     Boston Footwear Group, Inc. since
                     November 1994.  Mr. Riley served as
                     Director, Strategic Planning of the
                     Company from June 1993 to September
                     1993, as Vice President, Strategic
                     Planning of The Keds Corporation from
                     September 1993 to January 1994 and as
                     Vice President, Strategic Planning of
                     the Company from January 1994 to
                     November 1994.  Prior to joining the
                     Company, Mr. Riley served as a partner
                     and regional director of Kurt Salmon
                     Associates from July 1985 to June 1993.

Executive Officers of the Registrant
- ------------------------------------

Name                Position with Company                        Age
- ----                ---------------------                        ---
John M. Kelliher     Vice President, Finance, Treasurer and       43
                     Controller of the Company since
                     February 1993.  Mr. Kelliher has been
                     Corporate Controller of the Company
                     since March 1982.

John P. McMahon, Jr. Vice President, Human Resources since        42
                     February 1994.  Mr. McMahon served the
                     Company as Corporate Director of
                     Human Resources from January 1993 to
                     February 1994.  From 1988 to 1992, Mr.
                     McMahon served as Director of Human
                     Resources of the ITT Electron Technology
                     Division of ITT Corporation.

Karen K. Crider      General Counsel of the Company since         49
                     October 1992, Clerk of the Company
                     since November 1992 and Secretary of
                     the Company since April 1994.
                     Ms. Crider was U.S. Counsel to
                     British Airways, Plc., from May
                     1988 to September 1992.

These executive officers are generally elected at the Board of Director's Annual Meeting and serve at the pleasure of the Board.

Item 2.   Properties
- ------    ----------

     The Company manufactures footwear and footwear components at three factories located in Missouri. The Company is constructing a 50,000 square foot facility in Missouri, to replace one of the leased facilities, consisting of approximately 18,400 square feet of manufacturing space. The Company also manufactures footwear components at a 30,000 square foot facility in the Dominican Republic. The Company closed a 45,000 square foot leased manufacturing facility in Puerto Rico during fiscal 1994. In addition, the Company leases approximately 17,000 square feet of space for a technical center in Lawrence, Massachusetts. The Company is seeking space for this center closer to the Company's new corporate headquarters in Lexington, Massachusetts, as described below.

     Present manufacturing space totals approximately 170,000 square feet. Approximately 44,000 square feet is owned by the Company and the balance is leased. Such leases include either renewal options or favorable purchase options. Management believes that all leases are at commercially reasonable rates.

     An automated distribution center located in Louisville, Kentucky provides 520,000 square feet of space and is owned by the Company. Reference is hereby made to the section of the Registrant's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for additional information concerning the distribution center in Louisville, Kentucky. The Company also owns a central warehouse in Boston, Massachusetts, which provides 565,000 square feet of space and leased a warehouse located in New

Bedford, Massachusetts, consisting of approximately 742,000 square feet, which closed during the first quarter of 1994. The Company's Canadian subsidiary leases approximately 28,000 square feet for warehousing in Mississauga, Ontario.

     The Company leases approximately 132,000 square feet for its headquarters and administrative offices in Cambridge, Massachusetts in office buildings, one of which is owned by a partnership in which the Company is a limited partner. The Company has signed a lease for a 162,700 square foot building in Lexington, Massachusetts and anticipates moving its headquarters in fiscal 1996. The Company leases 6,000 square feet of space for sales offices and showrooms in New York City, New York; Dallas, Texas and St. Louis, Missouri and subleases 17,000 square feet of space in Richmond, Indiana for its Keds order processing and telemarketing functions. In addition, the Company leases approximately 1,700 square feet of office space in Paris, France for its Sperry Top-Sider Europe distribution subsidiary and 20,200 square feet of space for its liaison offices in Korea, Taiwan and Thailand.

     At December 2, 1994, the Company operated 149 retail stores throughout the country on leased premises which, in the aggregate, covered approximately 203,000 square feet of space. The Company also operates 103 children's footwear departments in five major department store chains. In addition, the Company is the lessee of 62 retail locations totaling approximately 68,000 square feet which are subleased to independent Stride Rite dealers and other tenants.

     For further information concerning the Company's lease obligations, see
Note 8 to the Company's consolidated financial statements, which are contained in the annual report to stockholders and are incorporated by reference herein.

     Management believes that, except as stated above, all properties and facilities of the Company are suitable, adequate and fit for their intended purposes.

Item 3.   Legal Proceedings
- ------    -----------------

     On September 27, 1993, the Company announced that The Keds Corporation, a wholly owned subsidiary of the Company, entered into settlement agreements with the Attorneys General of all 50 states, the Corporation Counsel of the District of Columbia and the Federal Trade Commission, to resolve various investigations into Keds' adoption and enforcement of its suggested retail pricing policy. In entering into these settlements, Keds, without admitting any liability, fully settled suits brought by the Attorneys General in the United States District Court for the Southern District of New York, in their parens patriae capacity, on behalf of all consumers who purchased certain KEDS(R) shoes during the relevant period. The settlements required Keds to pay $5.7 million to several charities nationwide, as well as $1.5 million to provide nationwide notice to potential class members and other administrative expenses. Keds has agreed to the imposition of certain injunctive relief for a period of five years ending August 31, 1998. Following preliminary Court approval on September 27, 1993, Keds paid the administrative costs and part of the settlement amount. Following final court approval on March 28, 1994, Keds made the remaining payments.

     The Company is a party to various litigation arising in the normal course of business. Having considered facts which have been ascertained and opinions of counsel handling these matters, management does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders
- ------    ----------------------------------------------------

     None

                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
- ------    -----------------------------------------------------------------
               Matters
               -------

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders on pages 17, 30 and 33, and is incorporated herein by reference.

Item 6.   Selected Financial Data
- ------    -----------------------

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders on pages 17, 25 and 30 and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
             and Results of Operations
             -------------------------

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders on pages 18 through 20 and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
- ------    -------------------------------------------

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders on pages 21 through 30 and is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting
- ------    -----------------------------------------------------------
             and Financial Disclosure
             ------------------------

     None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
- -------   --------------------------------------------------

Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director", "Meetings of the Board of Directors and Committees" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 2, 1994, all of which information is incorporated herein by reference.

Item 11.  Executive Compensation
- -------   ----------------------

     Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Interlocks" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 2, 1994, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- -------   --------------------------------------------------------------

     Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 2, 1994, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
- -------   -----------------------------------------------

     Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 2, 1994, which information is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
- -------   ------------------------------------------------------------------
          (a) Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                            Page in
                                                            Form 10-K
                                                            ---------

Consolidated Balance Sheets as of December 2, 1994
   and December 3, 1993                                          *

Consolidated Statements of Income for the years ended
   December 2, 1994, December 3, 1993 and
   November 27, 1992                                             *

Consolidated Statements of Cash Flows for the years
   ended December 2, 1994, December 3, 1993 and
   November 27, 1992                                             *

Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 2, 1994,
   December 3, 1993 and November 27, 1992                        *

Notes to Consolidated Financial Statements                       *

Report of Independent Accountants                                *

Report of Independent Accountants on Financial
   Statement Schedules                                           F-1

Financial Statement Schedule for the years ended
   December 2, 1994, December 3, 1993 and
   November 27, 1992:

   Schedule II - Valuation and Qualifying
        Accounts                                                 F-2



Schedules other than those listed above are omitted because they are either not required or the information is otherwise included.

* Incorporated herein by reference. See Part II, Item 8 on page 13 of this Annual Report on Form 10-K.

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

       (iv) Articles of Amendment dated December 3, 1991 to the Restated Articles of Organization of the Registrant -- Such document was filed as Exhibit 3(iv) to Registrant's Form 10-K for the fiscal year ended November 29, 1991 and is incorporated herein by reference.

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

       (ii)* 1975 Executive Incentive Stock Purchase Plan of the Registrant-- Such document was filed as Appendix A to the Registrant's Prospectus relating to such Plan, dated April 18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

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

        (v)* Key Executive Long-Term Incentive Plan, as amended and restated on November 25, 1987 and February 4, 1992 -- Such documents were filed as Exhibits 28.1 and 28.2 to the Registrant's Registration Statement on Form S-8 (#33-19562) and as an amended prospectus thereto, respectively, and are incorporated herein by reference.

       (vi)* 1995 Long-Term Growth Incentive Plan of the Registrant

      (vii)* Annual Executive Incentive Compensation Plan (dated as of December 4, 1994)

     (viii)* Form of executive termination agreement, as amended and restated on February 17, 1995. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(viii) attached hereto.

       (ix)* Form of executive termination agreement, as amended and restated on January 29, 1990. Such document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the fiscal year ended November 30, 1990 and is incorporated herein by reference. All executive officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(ix) attached hereto.

*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.                    Description of Exhibit
- -----------                    ----------------------

        (x)* Employment Agreement between the Registrant and Robert C. Siegel dated as of October 21, 1993 -- Such Agreement was filed as Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the fiscal period ended December 3, 1993 and is incorporated herein by reference.

       (xi) 1994 Non-Employee Director Stock Ownership Plan -- Such Plan was filed as Appendix A to the Registrant's Proxy Statement for its 1994 annual meeting of stockholders, portions of which were filed with the Commission on March 1, 1994 and is incorporated herein by reference.

      (xii)* Form of severance agreement dated February 22, 1995. All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(xii) attached hereto.

     11      Calculation of Net Income Per Share

     13      Registrant's 1994 Annual Report to Stockholders

     21      Subsidiaries of the Registrant

     23      Consent of Independent Accountants

     27      Financial Data Schedules

     (b)     Reports on Form 8-K

             None


*Denotes a management contract or compensatory plan or arrangement.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STRIDE RITE CORPORATION              THE STRIDE RITE CORPORATION
- ---------------------------              ---------------------------


/s/  John M. Kelliher                  /s/  Robert C. Siegel
- -----------------------------------    -------------------------------
By:  John M. Kelliher, Vice            By:  Robert C. Siegel, Chairman
     President, Finance                     of the Board, President and
     Treasurer and Controller               Chief Executive Officer
     (Principal Accounting Officer)

Date:  February 27, 1995               Date:  February 27, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/   Robert C. Siegel                 /s/     Donald R. Gant
- -----------------------------------    -------------------------------
Robert C. Siegel, Chairman of the      Donald R. Gant, Director
Board of Directors, President and
Chief Executive Officer

Date:  February 27, 1995               Date:  February 27, 1995


/s/   Theodore Levitt                  /s/   Margaret A. McKenna
- -----------------------------------    -------------------------------
Theodore Levitt, Director              Margaret A. McKenna, Director

Date:  February 27, 1995               Date:  February 27, 1995


/s/  Myles J. Slosberg                 /s/   W. Paul Tippett, Jr.
- -----------------------------------    -------------------------------
Myles J. Slosberg, Director            W. Paul Tippett, Director

Date:  February 27, 1995               Date:  February 27, 1995


/s/  Robert Seelert                    /s/   Jeanette S. Wagner
- -----------------------------------    -------------------------------
Robert Seelert, Director               Jeanette S. Wagner, Director

Date:  February 27, 1995               Date:  February 27, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors
of The Stride Rite Corporation:


  Our report on the consolidated financial statements of The Stride Rite Corporation has been incorporated by reference in this Annual Report on Form 10-K from the 1994 Annual Report to Stockholders of The Stride Rite Corporation and appears on page 31 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 15 of this Annual Report on Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                       /s/ Coopers & Lybrand L.L.P.
                                       COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 19, 1995

                          THE STRIDE RITE CORPORATION
                Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                  ----------


                               Balance at    Additions   Deductions   Balance at
                               Beginning     Charged to               End of
                               Period        Costs and                Period
Description                                  Expenses
- -----------                    ----------    ----------  ----------   ----------
Fiscal year ended
November 27, 1992:
 Deducted from assets:
 Allowance for doubt-
  ful accounts                   $3,426       $3,288       $2,221(a)     $4,493
 Allowance for sales
  discounts                       1,492        2,230        2,280(b)      1,442
                                 ------       ------       ------        ------
                                 $4,918       $5,518       $4,501        $5,935
                                 ======       ======       ======        ======
Fiscal year ended
December 3, 1993:
 Deducted from assets:
  Allowance for doubt-
   ful accounts                   4,493        2,256        2,904(a)      3,845
  Allowance for sales
   discounts                      1,442        2,625        2,310(b)      1,757
                                 ------       ------       ------        ------
                                 $5,935       $4,881       $5,214        $5,602
                                 ======       ======       ======        ======
Fiscal year ended
December 2, 1994:
 Deducted from assets:
  Allowance for doubt-
   ful accounts                   3,845        3,117        1,101(a)      5,861
  Allowance for sales
   discounts                      1,757        2,579        1,566(b)      2,770
                                 ------       ------       ------        ------
                                 $5,602       $5,696       $2,667        $8,631
                                 ======       ======       ======        ======


(a)  Amounts written off as uncollectible.
(b)  Amounts charged against the reserve.

                          THE STRIDE RITE CORPORATION
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 2, 1994

Index to Exhibits
- -----------------

Exhibit No.         Description of Exhibit                          Page No.
- -----------         ----------------------                          --------
    10   (vi)       1995 Long-Term Growth Incentive Plan               23

        (vii)       Annual Executive Incentive Compensation Plan       32

       (viii)*      Form of executive termination agreement, as        39
                    amended and restated on February 17, 1995.
                    All officers with whom the Registrant
                    entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(viii) attached hereto.

         (ix)*      Form of executive termination agreement, as        53
                    amended and restated on January 29, 1990. Such document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the fiscal year ended November 30, 1990 and is incorporated herein by reference. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(ix) attached hereto.

        (xii)*      Form of severance agreement dated                  54
                    February 22, 1995. All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(xii) attached hereto.

     11             Calculation of Net Income Per Share                57

     13             Registrant's 1994 Annual Report to Stockholders    58

     21             Subsidiaries of the Registrant                     91

     23             Consent of Independent Accountants                 92

     27             Financial Data Schedules                           93


*Denotes a management contract or compensatory plan or arrangement.