Form 10-Q
period 1995-03-03
STRIDE RITE CORP
filed 1995-04-14
CIK 94887

1 of 15 Pages
                                                              Exhibit Index
                                                         Appears on Page 13

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                 Form 10-Q
(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 3, 1995

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

                        Yes    X             No

As of April 4, 1995, 49,547,330 shares of the registrant's common stock, $.25 par value, were outstanding and 6,193,416 of the registrant's Preferred Stock Purchase Rights, which trade with the registrant's common stock, were outstanding.

I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THE STRIDE RITE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                 March 3,                      March 4,
                                   1995       December 2,       1994
                               (Unaudited)        1994       (Unaudited)

     Assets

Current assets:

  Cash and cash equivalents      $ 13,431       $ 45,413       $  9,160

  Short-term investments           41,049         30,534         56,651

  Accounts and notes
    receivable, net               107,567         63,403        105,667

  Inventories:
    Finished goods                134,671        148,056        115,196
    Work in process                 2,336          2,416          2,179
    Raw materials                   4,461          3,148          3,712
                                  141,468        153,620        121,087

  Deferred income taxes
    and prepaid expenses           39,307         37,973         31,096

    Total current assets          342,822        330,943        323,661

Property and equipment, net        50,342         48,267         45,440

Other assets                       23,060         17,410         22,858

  Total assets                   $416,224       $396,620       $391,959


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    March 3,                    March 4,
                                      1995      December 2,       1994
                                  (Unaudited)      1994       (Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:

  Current maturities of
    long-term debt                  $   833        $   833        $   833
  Short-term debt                    31,600           -              -
  Accounts payable                   12,499         26,597         18,119
  Income taxes payable               35,814         33,167         34,601
  Accrued expenses and other
    liabilities                      32,786         33,718         29,781

  Total current liabilities         113,532         94,315         83,334

Deferred income taxes                 8,132          8,132          7,005

Long-term debt                        1,667          1,667          2,500

Stockholder's Equity:

  Preferred stock, $1 par value
    Shares authorized - 1,000,000
    Shares issued - None                 -              -              -

  Common stock, $.25 par value
    Shares authorized - 135,000,000
    Shares issued - 56,946,544       14,237         14,237         14,237

  Capital in excess of par value     23,445         23,665         23,588

  Retained earnings                 348,827        348,577        347,749

  Less cost of 7,400,414 shares
    of common stock held in
    treasury (7,428,613 on
    December 2, 1994 and
    6,876,280 on March 4, 1994)     (93,616)       (93,973)       (86,454)
  Total stockholders' equity        292,893        292,506        299,120

  Total liabilities and
    stockholders' equity           $416,224       $396,620       $391,959

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

             For the periods ended March 3, 1995 and March 4, 1994

                      (In Thousands Except Per Share Data)

                                                1995          1994

Net sales                                     $134,772      $122,058

Cost of sales                                   84,174        76,921

Selling and administrative expenses             42,374        36,989

Operating income                                 8,224         8,148

Other income (expense):
  Interest income                                  904           510
  Interest expense                                (287)          (77)
  Other, net                                      (787)         (556)
                                                  (170)         (123)

Income before income taxes                       8,054         8,025

Provision for income taxes                       3,079         3,176

Net income                                     $ 4,975      $  4,849

Net income per common share                       $.10          $.10

Dividends per common share                       $.095         $.095

Average common shares and common
  equivalents outstanding during
  the period                                    49,848        50,419

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the three months ended March 3, 1995 and March 4, 1994
                             (Dollars in Thousands)

                                                 1995          1994

Cash was provided from (used for)
Operations:
  Net income                                  $  4,975       $ 4,849
  Adjustments to reconcile to net cash
    provided from (used for) operations:
  Depreciation and amortization                  2,493         2,047
  Equity in earnings of affiliate                 (318)         (264)
  Loss on disposal of property and equipment        16         1,404
  Changes in:
   Accounts and notes receivable               (44,164)      (30,483)
   Inventories                                  15,360        11,638
   Prepaid expenses                             (1,334)          306
   Accounts payable, income taxes, accrued
     expenses and other current liabilities    (12,274)      (16,984)

   Net cash used for operations                (35,246)      (27,487)

Investments:
  Short-term investments                       (10,515)        8,994
  Additions to property and equipment           (3,965)         (544)
  Acquisition of business                       (5,308)          -
  Increase in other assets                      (3,851)       (2,211)
    Net cash provided from (used for)
      investments                              (23,639)        6,239

Financing:
  Proceeds from sale of stock under stock plans      7             5
  Cash dividends paid                           (4,704)       (4,776)
  Repurchase of common stock                       -          (3,584)
  Short-term borrowings                         31,600           -

    Net cash provided from (used for)
      financing                                 26,903        (8,355)

Net decrease in cash and cash equivalents      (31,982)      (29,603)

Cash and cash equivalents at beginning
  of the period                                 45,413        38,763

Cash and cash equivalents at end of
  the period                                  $ 13,431      $ 38,763

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                          THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

    The financial information included in this Form 10-Q of The Stride
Rite Corporation (the "Company") for the periods ended March 3, 1995 and March 4, 1994 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended March 3, 1995 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the fiscal 1995 presentation.

                                     NOTE 2

    During the first three months of fiscal 1995, interest payments amounted to $210,000 ($4,000 in 1994). For the first quarter of 1995, payments for income taxes totaled $ 431,000 ($275,000 in 1994).


                                     NOTE 3

    On January 11, 1995, the Company, through its newly formed subsidiary, Boston Footwear Group, Inc., purchased certain assets, including inventory, trademarks, patents and other intangible assets, associated with the University Brands division of Genesco, Inc. for $5,308,000. University Brands sold children's footwear under the Toddler University , Kids University and Street Hot brands.

    The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to assets based on their estimated fair values as of the date of acquisition. Operating results associated with the acquired brands were not significant during the three months ended March 3, 1995. Proforma financial information for the first quarter of fiscal 1994 has not been presented because the amounts were immaterial to the 1994 consolidated results of operations.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table summarizes the Company's performance for the first quarter:

Increase (Decrease) Percent vs. 1994 Results:

                                                 First Quarter

    Net sales                                     10.4%
    Gross profit                                  12.1%
    Selling and administrative expenses           14.6%
    Operating income                               0.9%
    Income before income taxes                     0.4%
    Net income                                     2.6%



Operating Ratios as a Percent to Net Sales:

First Quarter

                                                  1995     1994

    Gross profit                                 37.5%     37.0%
    Selling and administrative expenses          31.4%     30.3%
    Operating income                              6.1%      6.7%
    Income before income taxes                    6.0%      6.6%
    Net income                                    3.7%      4.0%


    Net sales in the first quarter of fiscal 1995 increased $12.7 million (10.4%) above the sales level achieved in the comparable period of fiscal 1994. The Company's results in 1994 had been negatively impacted by shipping delays related to start-up difficulties at a new Keds distribution center in Louisville, Kentucky. During the first quarter, a 4.5% increase in the unit shipments of current line merchandise, higher sales of discontinued products and increased retail sales offset the impact of a slight decline in average selling prices. Excluding the impact of product mix changes, net sales in the first quarter of 1995 was reduced by approximately $1.6 million due to selling price deflation.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)


    Sales of the Company's Retail division which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet and Keds retail concepts, increased 8% during the first quarter of 1995. Sales of new stores during the three-month period offset a 3% decline at comparable stores. The Retail division operated an average of 256 stores during the first quarter of 1995, up 35% from the 190 stores operated during the comparable period of fiscal 1994. The 1995 store count includes 48 lower volume leased departments opened in October 1994.

    Sales of the Company's wholesale divisions in 1995 were 11% higher than the sales total for the first quarter of 1994. Keds division sales were up 10% in 1995 as more timely processing of customer orders at the Kentucky facility offset the impact of lower advance bookings for the Spring 1995 season. Sales of Sperry Top-Sider products during the first quarter of 1995 increased 39% from the 1994 level as the division's results benefited from increased demand for both leather boat shoes and canvas footwear. Sales of the Stride Rite Children's Group to independent dealers, family shoe stores and department stores decreased 9% during the first quarter of 1995 due to generally soft conditions at retail, the purchase over the last year of independent stores by the Company's Retail division and a later Easter in fiscal 1995. The Company's International division posted higher revenues during the first quarter of 1995, up $1.1 million or 18% from 1994. Boston Footwear Group, a newly formed business unit organized to market Grasshoppers and other branded footwear, contributed $2.9 million to the first quarter sales increase.


    During the first quarter, gross profit increased 12.1% compared to the sales gain of 10.4%. The consolidated gross profit percent in the three months improved to 37.5% from the 37% rate recorded in the first quarter of
fiscal 1994.   The 1995 gross profit percent was favorably impacted by a
reduced obsolescence provision as markdowns returned to more normal levels. Gross profit performance in the first quarter of 1994 was affected by the accrual of markdowns on excess seasonal merchandise due to the shipping problems at Keds. The LIFO provision reduced gross profit by $0.7 million (0.6% of net sales) in 1995 compared to a provision of $0.1 million (0.1% of net sales) in the first quarter of 1994. A change in product mix at Keds during the first quarter of 1995 also tended to reduce gross margins as the 1994 period included heavy shipments of higher margin, women's canvas products to major customers because of the new distribution center's inability to process smaller orders.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)

    Selling and administrative expenses in the first quarter of fiscal
1995 increased $5.4 million or 14.6% from the spending level incurred in 1994. As a percent to sales, these expenses represented 31.4% of net sales in 1995, up from 30.3% in the first quarter of 1994. Distribution costs represented 4.2% of net sales in the first quarter of 1995, up from 2.7% in the comparable period of fiscal 1994 due to additional staffing at the new distribution facility. The growth of retail operations, where selling and administrative are high as a percentage of sales, also contributed to this increase as store expenses in 1995 increased 18.2% from 1994.
Approximately $1.5 million of the increased retail costs were related to new stores. Advertising expenses in the first quarter of 1995 totaled $9.6 million (7.1% of sales) compared to the spending level of $8.9 million (7.3% of sales) in the 1994 period.

    Other income (expense) decreased pre-tax income by $0.2 million in 1995 compared to a decrease of $0.1 million in the first quarter of 1994. Interest income during the first quarter of 1994 was above last year by $0.4 million due to increased short-term investment yields. Interest expense increased $0.2 million in 1995 as compared to 1994 due to higher short-term borrowings to fund working capital needs. Other expenses were higher in 1995 primarily due to costs related to a company-owned life insurance program. The provision for income taxes in the first quarter of 1995 was slightly below the 1994 expense level. The 1995 effective income tax rate of 38.2% was below the 1994 rate of 39.6% because of increased tax savings related to a company-owned life insurance program and lower state income taxes.

    Net income increased $0.1 million or 2.6% during the first quarter of 1995 because of the sales gains, improved gross profit performance and lower effective tax rate described above.

Liquidity and Capital Resources

    At March 3, 1995, the Company's balance sheet continues to reflect favorable trends with a current ratio of 3 to 1 and a debt-to-equity relationship of 0.6%. The Company's cash and short-term investments totaled $54.5 million at the end of the latest quarter, down from the year-end 1994 level of $75.9 million and below the cash and investments balance of $65.8 million as of March 4, 1994. The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first quarter of the fiscal year. During the first quarter of 1995, the Company used $35.2 million of cash to fund operating needs. This negative cash flow amount was up from the $27.5 million use of cash to fund operations during the first quarter of fiscal 1994.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)


    At March 3, 1995, receivable and inventory levels totaled $249 million, up 9.8% from the $226.8 million amount at the end of the first quarter of 1994. Inventories at March 3, 1995 were above the 1994 level by $20.4 million or 16.8% due to the increased number of retail stores (260 in 1995 compared to 189 in 1994) and higher inventories of Keds products.
Keds inventory levels, which were high at year end 1994, will be further reduced during the second quarter of fiscal 1995 through the sourcing of lower quantities of basic styles and by selling discontinued seasonal merchandise.

    The Company uses bank lines of credit to fund seasonal working capital needs. Short-term debt at March 3, 1995 amounted to $31.6 million. No short-term borrowings were outstanding at the end of the first quarter of 1994. Average outstanding borrowings under these lines of credit during the first quarter of fiscal 1995 amounted to $14.7 million compared to $0.1 million in the similar period of fiscal 1994.

    During the first quarter of 1995, the Company used $5.3 million of cash to acquire certain assets of the University Brands division of Genesco, Inc. Capital expenditures of $4 million in the first quarter of 1995 were above the 1994 level of $0.5 million. The higher level of expenditures was related to new retail stores and spending on the Company's program to upgrade computer system capabilities.

PART II - OTHER INFORMATION

                          THE STRIDE RITE CORPORATION


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



Date:  April 14, 1995        By:  /s/ John M. Kelliher
                               John M. Kelliher
                               Vice President, Finance,
                               Treasurer and Corporate
                               Controller

                          THE STRIDE RITE CORPORATION

                               INDEX TO EXHIBITS

Exhibit No.                                                  Sequential
                                                             Page No.

   11              Computation of Per Share Earnings         14 of 15
   27              Financial Data Schedule                   15 of 15