Form 10-Q
period 1995-06-02
STRIDE RITE CORP
filed 1995-07-13
CIK 94887

1 of 16 Pages
                                                              Exhibit Index
                                                         Appears on page 13

                               SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended June 2, 1995

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

                           Yes   X        No

As of July 7, 1995, 49,539,188 shares of the registrant's common stock, $.25 par value, were outstanding and 6,192,398 of the registrant's Preferred Stock Purchase Rights, which trade with the registrant's common stock, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THE STRIDE RITE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                 June 2,                        June 3,
                                  1995        December 2,        1994
                               (Unaudited)       1994         (Unaudited)

Assets

Current Assets:

  Cash and cash equivalents    $ 18,688         $ 45,413        $    754

  Short-term investments          32,511          30,534          47,421

  Accounts and notes
    receivable, net              94,047           63,403         127,350

  Inventories:
    Finished goods              122,908          148,056         107,756
    Work in process               1,010            2,416           2,303
    Raw materials                 3,400            3,148           2,595
                                127,318          153,620         112,654

  Deferred income taxes
    and prepaid expenses         39,761           37,973          31,593

    Total current assets        312,325          330,943         319,772

Property and equipment, net      51,665           48,267          45,610

Other assets                     21,554           17,410          23,119

    Total assets               $385,544         $396,620        $388,501






              The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In Thousands)

                                     June 2,                     June 3,
                                      1995       December 2,      1994
                                   (Unaudited)       1994      (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:

  Current maturities of long-term
    debt                           $    833       $    833      $    833
  Short-term debt                     9,200              -         7,000
  Accounts payable                   12,958         26,597        12,660
  Income taxes payable               31,589         33,167        32,125
  Accrued expenses and other
    liabilities                      29,072         33,718        29,976

  Total current liabilities          83,652         94,315        82,594

Deferred income taxes                 8,132          8,132         7,005

Long-term debt                        1,667          1,667         2,500

Stockholders' Equity:

  Preferred stock, $1 par value
    Shares authorized - 1,000,000
    Shares issued - None                  -              -             -

  Common stock, $.25 par value
    Shares authorized - 135,000,000
    Shares issued - 56,946,544       14,237         14,237        14,237

  Capital in excess of par value     23,419         23,665        23,397

  Retained earnings                 348,138        348,577       350,711

  Less cost of 7,409,841 shares of
    common stock held in treasury
    (7,428,613 on December 2, 1994
    and 7,274,429 on June 3, 1994)  (93,701)       (93,973)      (91,943)

  Total stockholders' equity        292,093        292,506       296,402

  Total liabilities and
    stockholders' equity           $385,544       $396,620      $388,501

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

               For the periods ended June 2, 1995 and June 3, 1994
                       (In Thousands Except Per Share Data)


                            Three Months Ended           Six Months Ended
                         June 2, 1995 June 3, 1994  June 2, 1995  June 3, 1994


Net sales                  $144,386    $161,720      $279,158       $283,778

Cost of sales                92,542     101,119       176,716        178,040

Selling and administrative
  expenses                   44,904      47,386        87,278         84,375

Operating income              6,940      13,215        15,164         21,363

Other income (expense):
  Interest income               721         807         1,625          1,317
  Interest expense             (424)        (98)         (711)          (175)
  Other, net                   (620)       (805)       (1,407)        (1,361)
                               (323)        (96)         (493)          (219)

Income before income taxes    6,617      13,119        14,671         21,144

Provision for income
  taxes                       2,616       5,439         5,695          8,615

Net income                 $  4,001    $  7,680      $  8,976        $12,529

Net income per
  common share                 $.08        $.15          $.18           $.25

Dividends per common share    $.095       $.095          $.19           $.19

Average common shares
  and common equivalents
  outstanding during
  the period                 49,860      50,037        49,854         50,232













                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

              For the six months ended June 2, 1995 and June 3, 1994
                                  (In Thousands)

                                                 June 2, 1995    June 3, 1994

Cash was provided from (used for)
Operations:
  Net income                                          $ 8,976       $12,529
  Adjustments to reconcile to net cash
    provided from (used for) operations:
  Depreciation and amortization                         5,084         4,052
  Equity in earnings of affiliate                        (329)         (690)
  Loss on disposal of property and equipment                -         1,583
  Changes in:
    Accounts and notes receivable                     (30,644)      (52,166)
    Inventories                                        29,510        20,071
    Prepaid expenses                                   (1,788)         (190)
    Accounts payable, income taxes, accrued
      expenses and other current liabilities          (19,632)      (24,578)
    Net cash used for operations                       (8,823)      (39,389)

Investments:
  Short-term investments                               (1,977)       18,224
  Additions to property and equipment                  (7,182)       (2,282)
  Proceeds from sales of property and equipment             -             6
  Acquisition of business                              (5,308)             -
  Increase in other assets                             (3,015)       (2,668)
    Net cash provided from (used for) investments     (17,482)       13,280

Financing:
  Proceeds from sale of stock under stock plans            10            11
  Cash dividends paid                                  (9,411)       (9,532)
  Repurchase of common stock                             (219)       (9,379)
  Short-term debt                                       9,200         7,000
    Net cash used for financing                          (420)      (11,900)

Net decrease in cash and cash
  equivalents                                         (26,725)      (38,009)

Cash and cash equivalents at beginning of
  the period                                           45,413        38,763

Cash and cash equivalents at end of
  the period                                         $ 18,688      $    754





                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     NOTE 1


    The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended June 2, 1995 and June 3, 1994 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended June 2, 1995 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the fiscal 1995 presentation.


                                     NOTE 2

     During the first six months of fiscal 1995, interest payments amounted to $704,000 ($162,000 in 1994). For the first six months of 1995, payments for income taxes totaled $7,349,000 ($8,192,000 in 1994).


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

     The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to assets based on their estimated fair value as of the date of acquisition. Operating results associated with the acquired brands were not significant during the six months ended June 2, 1995. Pro forma financial information for the first half of fiscal 1994 has not been presented because the amounts were immaterial to the 1994 consolidated results of operations.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table summarizes the Company's performance for the second quarter and six-month period:

Percent Increase (Decrease) vs. 1994 Results for Comparative Periods:

                                         Second Quarter   Six Months

Net sales                                    (10.7%)       (1.6%)
Gross profit                                 (14.5%)       (3.1%)
Selling and administrative
  expenses                                    (5.2%)        3.4%
Operating income                             (47.5%)      (29.0%)
Income before income taxes                   (49.6%)      (30.6%)
Net income                                   (47.9%)      (28.4%)


Operating Ratios as a Percentage of Net Sales:

                                  Second Quarter         Six Months
                                  1995      1994       1995     1994

Gross Profit                      35.9%     37.5%      36.7%    37.3%
Selling and administrative
  expenses                        31.1%     29.3%      31.3%    29.7%
Operating income                   4.8%      8.2%       5.4%     7.5%
Income before income taxes         4.6%      8.1%       5.3%     7.5%
Net income                         2.8%      4.7%       3.2%     4.4%

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)


     Net sales decreased $17.3 million (10.7%) in the second quarter of fiscal 1995 as compared to the comparable period of fiscal 1994. This performance offset the sales increase achieved in the first quarter of 1995 and resulted in first half sales decreasing $4.6 million or 1.6% below last year's level. In the first quarter of fiscal 1994, the Company's results had been negatively impacted by shipping delays related to start-up difficulties at its Kentucky distribution center. During the first six months of fiscal 1995, increased retail sales and higher sales of discontinued products partially offset an 8.8% decrease in the unit shipments of current line merchandise. Excluding the impact of product mix changes, net sales in the first half of 1995 were reduced by approximately $4.9 million due to selling price deflation.

     Sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet and Keds retail concepts, increased 15% during the first six months of 1995. In the first half of fiscal 1995, sales of new stores offset a 1.5% decline at comparable stores. Sales at comparable stores in the second quarter of 1995 were below last year by 0.4%, an improvement from the first quarter 1995 performance when sales were off 2.8%. The Retail division operated an average of 264 stores during the first half of 1995, up 39% from the 190 stores operated during the comparable period of fiscal 1994. The 1995 store count includes 48 lower volume leased departments opened in October 1994.

     Sales of the Company's wholesale divisions in 1995 were 4% below the sales total for the first six months of 1994. Keds division sales were down 10% in the first half of 1995 as the favorable impact of lower order cancellations due to this year's more timely processing of customer orders at the Kentucky facility was insufficient to offset Keds' lower advance bookings and slow reorders during the Spring season. Sales of Sperry Top-Sider products during the first six months of 1995 increased 16% from the 1994 level as the division's results benefited from increased demand for both leather boat shoes and canvas footwear. Sales of the Stride Rite Children's Group to independent dealers, family shoe stores and department stores decreased 2% during the first half of 1995 due to generally soft conditions at the retail level and the purchase over the last year of independent stores by the Company's Retail division. The Company's International division posted higher revenues during the first half of 1995, up $3 million or 24% from 1994. Boston Footwear Group, a business unit organized to market Grasshoppers and other branded footwear, achieved a 7% sales increase during the first six months of 1995.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

     During the first half of 1995, gross profit declined 3.1% from the comparable period of 1994 compared to the sales decrease of 1.6%. Gross profit was also lower in the second quarter of 1995, showing a decline of 14.5% compared to the sales decrease of 10.7%. The consolidated gross profit percent in the first six months decreased to 36.7% in 1995 from the 37.3% rate recorded in the first half of 1994. The gross profit rate for the second quarter of 1995 was also below last year, 35.9% in 1995 compared to 37.5% in 1994. The LIFO provision in the first half reduced gross profit by $2 million (0.7% of net sales) in 1995 compared to a provision of $0.1 million (less than 0.1% of net sales) in 1994. The consolidated gross profit percent was also negatively impacted by changes in product mix as sales of Keds basic canvas styles, the division's highest margin product, decreased from last year's sales level.

     Selling and administrative expenses in the second quarter of 1995 decreased $2.5 million or 5.2% from the spending level of the comparable period in fiscal 1994. Expenses for the six month period of 1995 increased $2.9 million or 3.4% above last year's total. As a percent to sales, these expenses represented 31.3% of net sales in the first half of 1995 compared to 29.7% in 1994. Expenses in the second quarter of 1995 included $1 million of severance accruals under a voluntary termination program which will produce cost savings in the second half of fiscal 1995. The growth of retail operations, where selling and administrative expenses are high as a percentage of sales, also contributed to the higher spending as store expenses in the first half of 1995 increased 18.9% from 1994.
Approximately $2.9 million of the increased retail costs were related to new stores. Advertising expenses in the first six months of 1995 totaled $20.2 million (7.2% of sales), up slightly from the spending level of $20.1 million (7.1% of sales) in the 1994 period. Distribution costs represented 4.1% of net sales in the first half of 1995 compared to 5% of net sales in 1994 as last year's total included start-up inefficiencies at the new facility in Kentucky which were resolved in 1995.

     Other income (expense) decreased pre-tax income by $0.5 million in 1995 compared to a decrease of $0.2 million in the first six months of 1994. Interest income during the first half of 1995 was above last year by $0.3 million due to increased short-term investment yields. Interest expense increased $0.5 million in 1995 as compared to 1994 due to higher short-term borrowings to fund working capital needs. Other expenses were higher in 1995 primarily due to costs related to a company-owned life insurance program. The provision for income taxes in the first six months of 1995 was below the 1994 amount due to the reduced pre-tax income earned in 1995. The 1995 effective income tax rate of 38.8% was below the 1994 rate of 40.7% because of increased tax savings related to a company-owned life insurance program.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

     During the first six months of 1995, net income decreased $3.6 million (28.4%) from the earnings level achieved in 1994 due to the reduced sales, unfavorable gross profit performance and increased selling and administrative expenses described above. Going into the second half of fiscal 1995, order backlog is below last year by 14% due to lower bookings of the Keds Fall line. Given the current retail weakness in the women's apparel and the lower bookings, the Company believes it will be difficult to recover the first half sales and earnings shortfalls during the last six months of 1995.


Liquidity and Capital Resources

     At June 2, 1995, the Company's balance sheet continues to reflect favorable trends with a current ratio of 3.7 to 1 and a debt-to-equity relationship of 0.6%. The Company's cash and short-term investments totaled $51.2 million at the end of the latest quarter, down from the year-end 1994 level of $75.9 million, but above the cash and investments balance of $48.2 million as of June 3, 1994. The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first six months of the fiscal year. During the first half of 1995, the Company used $8.8 million of cash to fund operating needs. This negative cash flow amount was substantially below the $39.4 million use of cash to fund operations during the first six months of fiscal 1994.

     At June 2, 1995, receivable and inventory levels totaled $221.4 million, down 7.8% from $240 million at the end of the first half of 1994. Inventories at June 2, 1995 were above the 1994 level by $14.7 million or 13% due to the increased number of retail stores (278 in 1995 compared to 193 in 1994) and higher inventories of basic Sperry Top-Sider products. Keds inventory levels, which were high at year end 1994, were reduced during the first half of fiscal 1995 through the sourcing of lower quantities of basic styles and by selling discontinued seasonal merchandise. The accounts receivable element of working capital at the end of the second quarter of 1995 decreased $33.3 million or 26.2% from the 1994 receivable amount. The higher level of accounts receivable in 1994 was principally caused by the shipping difficulties at the Kentucky distribution center.

     The Company uses bank lines of credit to fund seasonal working capital needs. Average outstanding borrowings under these lines of credit during the first six months of fiscal 1995 amounted to $18.8 million compared to $0.7 million in the similar period of fiscal 1994.

     In January 1995, the Company used $5.3 million of cash to acquire certain assets of the University Brands division of Genesco, Inc. Capital expenditures of $7.2 million in the first six months of 1995 were above the 1994 level of $2.3 million. The higher level of expenditures was related to new retail stores and spending on the Company's program to upgrade computer system capabilities.

II - OTHER INFORMATION

                          THE STRIDE RITE CORPORATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the Company's shareholders was held during the second quarter, on April 12, 1995. The three Directors nominated by management were elected by the vote set forth below.

                                     Votes
Name of Director                  For     Withheld

Donald R. Gant                44,645,139  715,479
Robert C. Siegel              44,923,842  436,776
W. Paul Tippett, Jr.          44,951,196  409,422

     The Company's shareholders also adopted The Stride Rite Corporation 1995 Long-Term Growth Incentive Plan, by the vote set forth below:

                    Votes
            For           Against       Abstentions

            39,681,640     4,503,330     1,175,648

     The Company's shareholders also ratified the Company's selection of Coopers & Lybrand, L.L.P. as auditors of the Company for the 1995 fiscal year, by the vote set forth below:

                    Votes
            For           Against      Abstentions

            44,988,523    198,511        173,584

     The Company's shareholders also voted to approve a precatory shareholder proposal, by the vote set forth below:

                    Votes
            For           Against      Abstentions

            18,762,619    17,053,496     1,235,915

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following Exhibits are contained herein:

              Exhibit No.             Description of Exhibit

                   11                  Computation of Per Share Earnings
                   27                  Financial Data Schedule

         (b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the second quarter of fiscal year 1995.

                          THE STRIDE RITE CORPORATION



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE STRIDE RITE CORPORATION
                                         (Registrant)



Date: July 13, 1995                 By:/s/  John M. Kelliher
                                      John M. Kelliher, Vice President,
                                      Finance, Treasurer, and Corporate
                                      Controller

                          THE STRIDE RITE CORPORATION


                               INDEX TO EXHIBITS



Exhibit No.

                                                      Sequential Page No.

    11        Computation of Per Share Earnings        Page 14 of 16

    27        Financial Data Schedule                  Pages 15 and 16
                                                         of 16