Form 10-Q
period 1995-09-01
STRIDE RITE CORP
filed 1995-10-13
CIK 94887

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

              For the quarterly period ended September 1, 1995

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

                           Yes   X        No

As of October 6, 1995, 49,369,890 shares of the registrant's common stock, $.25 par value, were outstanding and 6,171,236 of the registrant's Preferred Stock Purchase Rights, which trade with the registrant's common stock, were outstanding.


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THE STRIDE RITE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                Sept. 1,                      Sept. 2,
                                  1995       December 3,        1994
                               (Unaudited)      1994         (Unaudited)
        Assets

Current Assets:

  Cash and cash equivalents    $ 12,574       $ 45,413        $ 43,623
  Short-term investments         35,972         30,534          30,534
  Accounts and notes
    receivable, net              98,513         63,403         111,747

  Inventories:
    Finished goods              116,555        148,056         101,249
    Work in process                 699          2,416           2,058
    Raw materials                 2,128          3,148           3,175
                                119,382        153,620         106,482

  Deferred income taxes
    and prepaid expenses         38,879         37,973          31,966

  Total current assets          305,320        330,943         324,352

Property and equipment, net      53,260         48,267          47,103

Other assets                     18,437         17,410          20,738

  Total assets                 $377,017       $396,620        $392,193













              The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                             (Dollars In Thousands)

                                        Sept. 1,                  Sept. 2,
                                           1995    December 3,     1994
                                       (Unaudited)     1994     (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:

  Current maturities of long-term debt $    833    $    833    $    833
  Short-term debt                         1,000           -           -
  Accounts payable                       11,740      26,597      14,374
  Income taxes payable                   33,693      33,167      36,001
  Accrued expenses and other
    liabilities                          30,726      33,718      33,157

  Total current liabilities              77,992      94,315      84,365

Deferred income taxes                     8,132       8,132       7,178

Long-term debt                            1,667       1,667       2,500

Stockholders' Equity:

  Preferred stock, $1 par value
    Shares authorized - 1,000,000
    Shares issued - None                    -            -           -

  Common stock, $.25 par value
    Shares authorized - 135,000,000
    Shares issued - 56,946,544           14,237      14,237      14,237

  Capital in excess of par value         23,365      23,665      23,398

  Retained earnings                     347,010     348,577     345,517

  Less cost of 7,576,787 shares of
    common stock held in treasury
    (7,428,613 on December 3, 1994
    and 7,430,929 on September 2,
    1994)                               (95,386)    (93,973)    (94,002)


  Total stockholders' equity            289,226     292,506     298,150

  Total liabilities and stockholders'
    equity                             $377,017    $396,620    $392,193




         The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

          For the periods ended September 1, 1995 and September 2, 1994

                       (In Thousands Except Per Share Data)

                               Three Months Ended        Nine Months Ended
                          Sept. 1,1995 Sept. 2,1994 Sept. 1,1995 Sept. 2,1994

Net sales                    $139,140    $154,962     $418,298     $438,740

Cost of sales                  91,168      97,740      267,884      275,780

Selling and administrative
  expenses                     42,228      43,129      129,506      127,504

Operating income                5,744      14,093       20,908       35,456

Other income (expense):
  Investment income               750         623        2,375        1,940
  Interest expense                (90)       (122)        (801)        (297)
  Other, net                     (712)       (504)      (2,119)      (1,865)
                                  (52)         (3)        (545)        (222)

Income before income taxes      5,692      14,090       20,363       35,234

Provision for income taxes      2,205       5,584        7,900       14,199

Net income                    $ 3,487     $ 8,506      $12,463      $21,035

Net income per share             $.07        $.17         $.25        $ .42

Dividends per share             $.095       $.095        $.285        $.285

Average common shares
  and common
  equivalents outstanding
  during the period            49,741      49,683       49,816       50,023
















                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

        For the nine months ended September 1, 1995 and September 2, 1994
                              (Dollars In Thousands)


                                                  Sept. 1, 1995  Sept. 2, 1994
Cash was provided from (used for)
  Operations:
    Net income                                       $12,463        $21,035
     Adjustments to reconcile to net cash provided
      from (used for) operations:
    Depreciation and amortization                      8,459          6,275
    Deferred income taxes, net                             -           (263)
    Equity in earnings of affiliate                     (149)        (1,046)
    Loss on disposal of property and equipment           407          1,636
    Changes in:
      Accounts and notes receivable                  (35,110)       (36,563)
      Inventories                                     40,410         26,243
      Prepaid expenses                                  (904)          (127)
      Long-term notes receivable                           -           (368)
      Accounts payable, income taxes, accrued
        expenses and other current liabilities       (16,956)       (15,727)
      Net cash provided from operations                8,641          1,095

  Investments:
    Short-term investments                            (5,438)        35,111
    Additions to property and equipment              (11,934)        (5,444)
    Proceeds from sale of property and equipment          30              6
    Long term investments                                 98          1,699
    Acquisition of business                           (5,308)             -
    Increase in other assets                          (2,085)        (1,870)
      Net cash provided from (used for)
        investments                                  (26,368)        29,502

  Financing:
    Proceeds from sale of stock under stock plans         12             12
    Cash dividends paid                              (14,118)       (14,267)
    Repurchase of common stock                        (2,006)       (11,482)
    Short-term borrowings                              1,000              -
      Net cash used for financing                    (15,112)       (25,737)

Net increase (decrease)in cash and cash
  equivalents                                        (32,839)         4,860

Cash and cash equivalents at beginning
  of the period                                       45,413         38,763

Cash and cash equivalents at end
  of the period                                      $12,574        $43,623


                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     NOTE 1

    The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended September 1, 1995 and September 2, 1994 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended September 1, 1995 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation.



                                     NOTE 2

     During the first nine months of fiscal 1995, interest payments totaled $780,000 ($214,000 in 1994). For the first nine months of 1995, payments for income taxes totaled $7,374,000 ($10,103,000 in 1994).


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

     The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to assets based on their estimated fair value as of the date of acquisition. Operating results associated with the acquired brands were not significant during the nine months ended September 1, 1995. Proforma financial information for the first nine months of fiscal 1994 has not been presented because the amounts were immaterial to the 1994 consolidated results of operations.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table summarizes the Company's performance for the third quarter and nine-month period:

Percent Increase (Decrease) vs. 1994 Results:

                                         Third Quarter  Nine Months

    Net sales                                 (10.2%)       (4.7%)
    Gross profit                              (16.2%)       (7.7%)
    Selling and administrative
      expenses                                  2.1%        (1.6%)
    Operating income                          (59.3%)      (41.0%)
    Income before income taxes                (59.6%)      (42.2%)
    Net income                                (59.0%)      (40.8%)

Operating Ratios as a Percentage
of Net Sales:                          Third Quarter          Nine Months

                                     1995          1994     1995      1994

    Gross profit                     34.5%        36.9%     36.0%     37.1%
    Selling and administrative
      expenses                       30.3%        27.8%     31.0%     29.1%
    Operating income                  4.1%         9.1%      5.0%      8.1%
    Income before income taxes        4.1%         9.1%      4.9%      8.0%
    Net income                        2.5%         5.5%      3.0%      4.8%

     Net sales decreased $15.8 million (10.2%) in the third quarter of fiscal 1995 compared to the similar period of fiscal 1994 due primarily to a weak order position entering the period and soft retail conditions. The performance in the third quarter continued the revenue declines experienced in the first half of 1995 resulting in sales for the nine-month period being down $20.4 million or 4.7% below last year's level. During the first nine months of fiscal 1995, increased retail sales and higher sales of discontinued products partially offset an 11.4% decrease in the unit shipments of current line merchandise. Excluding the impact of product mix changes, net sales in the first nine months of 1995 were reduced by approximately $5.9 million due to selling price deflation.

     Sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet and Keds retail concepts, increased 16% during the first nine months of 1995. In the 1995 nine-month period, sales of new stores offset a 2.5% decline at comparable stores. Sales at comparable stores in the third quarter of 1995 were below last year by 4.4%. The Retail division operated an average of 268 stores during the first nine months of 1995, up 40% from the 192 stores operated during the comparable period of fiscal 1994. The 1995 store count includes 48 lower volume leased departments opened in October 1994.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

     Sales of the Company's wholesale divisions in 1995 were 8% below the sales total for the first nine months of 1994. Keds division sales were below last year by 21% in the third quarter of 1995 and down 14% from 1994 in the nine-month period as the favorable impact of lower order cancellations due to this year's more timely processing of customer orders was insufficient to offset Keds' lower advance bookings and slow reorders during the Spring and Fall seasons. Sales of Sperry Top-Sider products during the first nine months of 1995 increased 15% from the 1994 level as the division's results benefited from increased demand for both leather boat shoes and canvas footwear. Sales of the Stride Rite Children's Group to independent dealers, family shoe stores and department stores decreased 5% during the first nine months of 1995 due to generally soft conditions at the retail level and the purchase during the last year of independent stores by the Company's Retail division. The Company's International division posted higher revenues during the first nine months of 1995, up $4 million or 22% from 1994. Boston Footwear Group, a business unit organized to market Grasshoppers and other branded footwear, achieved a 5% sales increase during the first nine months of 1995.

     During the first nine months of 1995, gross profit declined 7.7% from the comparable period in 1994 compared to the sales decrease of 4.7%.
Gross profit was also lower for the third quarter of 1995 versus the comparable period, showing a decline of 16.2% compared to the sales decrease of 10.2%. The consolidated gross profit percentage in the first nine months decreased to 36% in 1995 from the 37.1% rate recorded in the comparable period of 1994. The gross profit percentage for the third quarter of 1995 was also below last year, 34.5% in 1995 compared to 36.9% in 1994. The LIFO provision in the first nine months reduced gross profit by $2.3 million (0.6% of net sales) in 1995 compared to a provision of $0.7 million (0.2% of net sales) in 1994. The gross profit performance for both the third quarter and nine-month period was hurt by an increased provision for inventory obsolescence and by higher markdowns in the Company's retail operations. The consolidated gross profit percent was also negatively impacted by changes in product mix as sales of Keds basic canvas styles, the division's higher margin product, decreased from last year's sales level.

     Selling and administrative expenses for the third quarter of 1995 decreased $0.9 million or 2.1% from the spending level of the comparable period in fiscal 1994. Expenses for the nine month period of 1995 increased $2 million or 1.6% above last year's total. As a percent to sales, these expenses represented 31% of net sales in the first nine months of 1995 compared to 29.1% in 1994. The growth of retail operations, where selling and administrative expenses are high as a percentage of sales, contributed to the higher spending as store expenses in the first nine months of 1995 increased 19.4% from 1994. Approximately $4.2 million of the increased retail costs were related to new stores. Advertising expenses in the first nine months of 1995 totaled $27.4 million (6.5% of sales), up slightly from the spending level of $27.1 million (6.2% of sales) in the 1994 period.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Distribution costs represented 4.3% of net sales in the first nine months of 1995 compared to 4.6% of net sales in 1994 as last year's total included start-up inefficiencies at the Company's new facility in Kentucky which were resolved in 1995.

     Other income (expense) decreased pre-tax income by $0.5 million in 1995 compared to a decrease of $0.2 million in the first nine months of 1994. Interest income during the first nine months of 1995 was above last year by $0.4 million due to increased short-term investment yields. Interest expense increased $0.5 million in 1995 as compared to 1994 due to higher short-term borrowings to fund working capital needs and increased average interest rates. Other expenses were higher in 1995 primarily due to costs related to a company-owned life insurance program. The provision for income taxes in the first nine months of 1995 was below the 1994 amount due to the reduced pre-tax income earned in 1995. The 1995 effective income tax rate of 38.8% was below the 1994 rate of 40.3% because of increased tax savings related to a company-owned life insurance program.

    During the first nine months of 1994, net income decreased $8.6 million (40.8%) from the earnings level achieved in 1994 due to the reduced sales, unfavorable gross profit performance and increased selling and administrative expenses described above.

Liquidity and Capital Resources

     At September 1, 1995, the Company's balance sheet had a current ratio of 3.9 to 1 and a debt-to-equity relationship of 0.6%. The Company's cash and short-term investments totaled $48.5 million at the end of the latest quarter, down from the year-end 1994 level of $75.9 million and below the cash and investments balance of $74.2 million as of September 2, 1994. During the first nine months of 1995, the Company's operations generated $8.6 million of cash. However, spending related to capital expenditures, the acquisition of a business, common stock repurchases and the continuation of dividend payments offset the cash flow from operations and resulted in a decline of $27.4 million in cash and short-term investments during the first nine months of fiscal 1995. The 1995 operating cash flow amount was substantially above the $1.1 million of cash provided from operations during the first nine months of fiscal 1994. The $7.5 million improvement in operating cash flow in the nine-month period of fiscal 1995 occurred despite this year's lower net income, down $8.6 million from 1994, as the non-cash components of working capital grew at a slower rate in the first nine months of 1995.

                          THE STRIDE RITE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

     At September 1, 1995, receivable and inventory levels totaled $217.9 million, down slightly from the asset total of $218.2 million at the end of the third quarter of fiscal 1994. Inventories at September 1, 1995 were above the 1994 level by $12.9 million or 12.1% due to the increased number of retail stores (279 in 1995 compared to 194 in 1994) and higher inventories of basic Sperry Top-Sider products. Keds inventory levels, which were high at year end 1994, were reduced during the first nine months of fiscal 1995 through the sourcing of lower quantities of basic styles and by selling discontinued seasonal merchandise. The accounts receivable element of working capital at the end of the third quarter of 1995 decreased $13.2 million or 11.8% from the 1994 receivable amount due to the lower sales level experienced in 1995.

     The Company uses bank lines of credit to fund seasonal working capital needs. Average outstanding borrowings under these lines of credit during the first nine months of fiscal 1995 amounted to $14 million compared to $1.9 million in the similar period of fiscal 1994. Average borrowings during the third quarter amounted to $4.6 million in 1995 compared to $4.2 million in 1994.

     In January 1995, the Company used $5.3 million of cash to acquire certain assets of the University Brands division of Genesco, Inc. Capital expenditures of $11.9 million in the first nine months of 1995 were above the 1994 level of $5.4 million. The higher level of expenditures was related to new retail stores and spending on the Company's program to upgrade information systems capabilities.

                          THE STRIDE RITE CORPORATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following Exhibits are contained herein:

              Exhibit No.             Description of Exhibit

                  11                Computation of Per Share Earnings

                  27                Financial Data Schedule

         (b)  Reports on Form 8-K

             The Company did not file any current reports on Form 8-K during the third quarter of fiscal year 1995.

                          THE STRIDE RITE CORPORATION



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE STRIDE RITE CORPORATION
                                    (Registrant)




Date:  October 13, 1995             By: /s/ John M. Kelliher
                                    Vice President, Finance
                                    and Treasurer

                          THE STRIDE RITE CORPORATION

                               INDEX TO EXHIBITS



Exhibit No.
                                                    Sequential Page No.

    11        Computation of Per Share Earnings        Page 14 of 15


    27        Financial Data Schedule                  Page 15 of 15