Form 10-K
period 1995-12-01
STRIDE RITE CORP
filed 1996-02-29
CIK 94887

1 of 66 pages
                                            Exhibit Index
                                            appears on Page 23

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_____
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For fiscal year ended December 1, 1995

                              OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_____
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from        to       .

                  Commission File Number: 1-4404

                   THE STRIDE RITE CORPORATION

          (Exact name of registrant as specified in its charter)

Massachusetts                         04-1399290
(State or other jurisdiction          (I.R.S. Employer
of incorporation)                     Identification No.)

     191 Spring Street, P.O. Box 9191, Lexington, Massachusetts 02173
      (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  617-824-6000

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


                    Yes   X      No
                         ___          ___


                           -Continued-
 ___
/___/ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant's Common Stock $.25 par value, held by non-affiliates of the registrant as of February 9, 1996, was $414,391,243.50 based on the closing price on that date on the New York Stock Exchange. As of February 9, 1996, 49,571,263 shares of the registrant's Common Stock, $.25 par value, were outstanding and 6,196,408 of the registrant's Preferred Stock Purchase Rights, which trade together with the registrant's common stock, were outstanding.

                    Documents Incorporated by Reference

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                         Part of Form 10-K into
Name of Document                         which document is incorporated
_________________                        ______________________________


Portions of the Registrant's Annual
Report to Stockholders for fiscal year
ended December 1, 1995                            Part I and Part II

Portions of the Registrant's Proxy
Statement for 1996 Annual Meeting
of Stockholders                                        Part III

                                 PART I

Item 1.   Business

General

     The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and a major marketer of athletic and casual footwear for children and adults. The Company manufactures products in its own facilities in the United States and in the Dominican Republic and also imports a significant portion of its products from abroad. Footwear products are distributed through independent retail stores, Company-owned stores and footwear departments in department stores. Unless the context otherwise requires, references to the "Company" and "The Stride Rite Corporation" in this document are to The Stride Rite Corporation and all of its wholly-owned subsidiaries.

Products

     Children's footwear, designed primarily for consumers between the ages of six months and 12 years, encompasses a complete line of products, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R), SPERRY(R), STREET HOT(R) and TODDLER UNIVERSITY(R) trademarks in medium to high price ranges. The Company acquired, in the first quarter of fiscal 1995, the TODDLER UNIVERSITY(R), KIDS UNIVERSITY(R) and STREET HOT(R) brands from the University Brands division of Genesco Inc.

     The Company also markets sneakers and casual footwear for adults and children under the KEDS(R), ahh...keds(R) and PRO-Keds(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

     Marine footwear and portions of the Company's outdoor recreational, dress and casual footwear for adults and children are marketed under the Company's SPERRY TOP-SIDER(R) and SPERRY(R) trademarks. Products sold under the SPERRY
TOP-SIDER(R) label also include sneakers and sandals for men and women.

Sales and Distribution

     During the 1995 fiscal year, the Company sold its products nationwide to customers operating retail outlets, including department stores, sporting goods stores and marinas, as well as Stride Rite Bootery stores and other shoe stores operated by independent retailers. In addition, the Company sold footwear products to consumers through Company-owned stores, including bootery stores, manufacturers' outlet stores, Keds concept stores, concept stores called Great Feet(TM), and children's footwear departments in department stores. The Company's largest single customer accounted for less than 8% of consolidated net sales for the fiscal year ended December 1, 1995. In 1995, the Company entered into a licensing agreement to produce and market a line of premium dress casual, sport casual, dress and athleisure men's footwear under the TOMMY HILFIGER(R) trademark. The Company expects to introduce this line in Spring 1997.

     The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's bootery stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to a dealer. There are approximately 50 independent dealers who currently sublease store locations from the Company.

     The Company owns an automated distribution center located in Louisville, Kentucky providing 520,000 square feet of space and a warehouse in Boston, Massachusetts, providing 565,000 square feet of space. Reference is hereby made to the section of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for additional information regarding these facilities.

     The Company maintains an in-stock inventory of its various branded footwear in a wide range of sizes and widths for shipment to its wholesale customers. It is the Company's policy to ship promptly every order (except for orders placed in advance of seasonal requirements) received for footwear included in its in-stock inventory. This policy enables retailers to minimize the amount of their capital invested in inventory, while providing the availability of footwear for which customer demand exists. In accordance with practices in the footwear industry, the Company encourages early acceptance of merchandise by shipping some products to customers in advance of their seasonal requirements and permitting payment for such merchandise at specified later dates.

     In fiscal 1995, in addition to the United States, KEDS(R) brand products were distributed through third parties in Brazil, Chile, Denmark, France, Germany, Greece, Hong Kong, Indonesia, Israel, Italy, Japan, Portugal, Singapore, Sweden and Turkey, as well as in several other countries in Latin America and Asia,
using local distributors.   PRO-Keds(R) brand products are sold
by a distributor in Japan, under a trademark license agreement. Further, KEDS(R) products are sold in Central America, Bolivia, Colombia, Ecuador, Peru, Venezuela and in the Caribbean countries and territories (except the United States and French territories) under a license agreement. Keds(R) products were also sold in the United Kingdom through a representative office and in 1996 will be sold through subsidiaries in France, Mexico and the United Kingdom. The Company is also a party to foreign license agreements in which independent companies operate Keds retail stores outside the United States. An aggregate of six stores are currently operating in Asia and the Eastern Mediterranean pursuant to such agreements.

     In fiscal 1995, in addition to the United States, the Company distributed its SPERRY TOP-SIDER(R) brand products in Italy, Japan, Portugal, Singapore and the United Kingdom, as well as other countries in Europe, South America and Asia, through local distributors. Further, the Company distributes SPERRY TOP-SIDER(R) products in Belgium, France, Germany and the Netherlands, through a subsidiary. The Company is also a party to foreign license agreements in which independent companies operate joint Sperry Top-Sider/Keds retail stores outside the United States. An aggregate of two stores are currently operating in Asia and the Eastern Mediterranean.

     The Company is also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 18 stores are currently operating in Canada, Costa Rica, Guatemala, Honduras, Mexico and Peru pursuant to such agreements. In addition, the Company also distributes STRIDE RITE(R) brand products to several retailers in the Caribbean, Latin America, Israel and South Korea.

     The Company also distributes SPERRY TOP-SIDER(R), STRIDE
RITE(R) and KEDS(R) products in Canada through its Canadian subsidiary.

International Sourcing

     The Company purchases a significant portion of its product line overseas. It maintains a staff of approximately 114 professional and technical personnel in South Korea, Taiwan, Thailand and mainland China, to supervise a substantial portion of its canvas and leather footwear production. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear. During fiscal 1995, approximately 12% of the Company's total production requirements for footwear were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise.

     Having closed several of its manufacturing facilities in the United States and the Caribbean over the years, the Company has increased the volume of leather footwear and leather footwear components for which it contracts from independent offshore suppliers to approximately 90% in 1995. It is anticipated that overseas resources will continue to be utilized in the future. The Company purchases certain raw materials (particularly leather) from overseas resources.

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

Retail Operations

     As of December 1, 1995, the Company operated 149 Stride Rite Bootery stores, 80 leased children's shoe departments in leading department stores, two retail stores for KEDS(R) brand products, three concept stores operated under the name GREAT FEET(TM) and 20 manufacturers' outlet stores for STRIDE RITE(R), KEDS(R), SPERRY TOP-SIDER(R) and TODDLER UNIVERSITY(R) brand products.
The product and merchandising formats of the Stride Rite Bootery stores are utilized in the 80 leased children's shoe departments which the Company operates in certain divisions of Federated Department Stores, including Macy's, Jordan Marsh, Rich's and Lazarus department stores. The Stride Rite Bootery stores carry a significant portion of the lines of the Company's STRIDE RITE(R), SPERRY TOP-SIDER(R) and STREET HOT(R) children's footwear and a portion of the KEDS(R) children's product line. The two Keds stores carry a complete line of KEDS(R) products. The GREAT FEET(TM) stores carry a full line of products for children aged 0 to 12, including STRIDE RITE(R), KEDS(R), SPERRY TOP-SIDER(R) and STREET HOT(R) brand products. The Company's stores are located primarily in larger regional shopping malls, clustered generally in the major marketing areas of the United States. Most of the Company's manufacturers' outlet stores are located in malls consisting only of outlet stores.

     During the 1995 fiscal year, the Company opened 10 leased departments, nine manufacturers' outlet stores, two GREAT FEET(TM) stores and one Keds(R) concept store. In addition during fiscal 1995, the Company commenced operating 18 Stride Rite booteries, 13 of which were purchased from independent dealers. During 1995, the Company also closed five booteries. The Company currently plans to open approximately four Stride Rite Booteries and to convert one existing Stride Rite Bootery to a Great Feet(TM) concept store during fiscal 1996 and close or sell approximately 48 Stride Rite retail stores during fiscal 1996. For more information on the proposed closure of such stores, reference is hereby made to the section of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

     Sales through the Company's retail operations accounted for approximately 18% of consolidated net sales for the fiscal year ended December 1, 1995.

Apparel Licensing Activities

     The Company has a license agreement under which hosiery for men, women and children is marketed under the KEDS(R) and PRO-Keds(R) brands for distribution in the United States and Canada and a license agreement under which apparel, using the KEDS(R) trademark, is marketed in Japan. The Company terminated, in the first quarter of fiscal 1996, a license agreement under which handbags for women were marketed under the KEDS(R) trademark in the United States. License royalties accounted for less than one percent of the Company's sales in fiscal year 1995. The Company continually evaluates new licensees, for both footwear and non-footwear products.

Raw Materials

     The Company purchases its raw materials from a number of domestic and foreign sources. See "International Sourcing". The
Company does not believe that any particular raw materials supplier is dominant.

Backlog

     At December 1, 1995 and December 2, 1994, the Company had a backlog of orders amounting to approximately $150,500,000 and $184,000,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's spring footwear styles, and traditionally substantially all of such orders are delivered or cancelled during the first two quarters of the next fiscal year. Approximately two-thirds of the backlog reduction in 1995 is related to a lower level of advance orders for Keds products. The Spring 1996 sales policies of the Keds subsidiary encouraged national retailers to place greater reliance on the quick-response capabilities of the Company's Louisville, Kentucky distribution center. The change in sales policies is expected to result in increased reorders on Keds basic products for the Spring 1996 season, thus offsetting a portion of the order backlog decrease. The increased reliance on reorders is expected to change Keds' normal shipping pattern by shifting sales from the first quarter to the second quarter of fiscal 1996. This change is also expected to result in reduced retailer inventories and improved profitability of the Keds brand for major retailers. There can be no assurance that this will indeed occur.

Competition

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

Employees

     As of December 1, 1995, the Company employed approximately 3,600 full-time and part-time employees, approximately 500 of whom were represented by collective bargaining units. Management believes that its relations with its employees are good. Reference is hereby made to Footnote 2 to the Company's Consolidated Financial Statements for a discussion of the initiatives taken by the Company in the last quarter of fiscal 1995 to reduce future operating costs and to realign certain product lines and business units and the impact of such initiatives on head count.

Environmental Matters

     The Company has been named as a potentially responsible party under the Resource Conservation and Recovery Act of 1976, as amended, with respect to a hazardous waste site in Saco, Maine. The Company is investigating its potential responsibility with respect to this site and believes that its liability will be immaterial (not greater than $100,000) and that it will be accorded de minimus status. There can be no assurance, however, that this will be the case. The Company is vigorously defending itself with respect to this action. Except as specified above, compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on the capital expenditures, earnings or competitive position of the Company.

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

Executive Officers of the Registrant

The information with respect to the executive officers of the Company listed below is as of February 9, 1996.

Executive Officers of the Registrant

Name                  Position with Company                           Age

Robert C. Siegel       Chairman of the Board of Directors,             59
                       President and Chief Executive Officer
                       of the Company since December 1993.
                       Previously, Mr. Siegel was President
                       of the Dockers division of Levi Strauss
                       & Co., an apparel manufacturer and
                       distributor from December 1986 to
                       December 1993, having been employed by
                       Levi Strauss & Co. since 1964.

Stephen R. DuMont      Executive Vice President, of the                52
                       Company from October 1994.  Prior to
                       joining the Company, Mr. DuMont served
                       as a principal of DuMont and Associates, an international management consulting firm from August 1993 to September 1994, as the Chief Executive Officer and Chief
                       Operating Officer of The Antigua Group,
                       Inc., an apparel and accessories
                       manufacturer and wholesale and retail
                       distributor from May 1992 to July 1993
                       and as Executive Vice President and
                       Chief Financial Officer of Mast
                       Industries, Inc. (a wholly owned
                       subsidiary of The Limited, Inc.), an
                       apparel manufacturer and wholesale
                       distributor from February 1986 to April 1992.

Robert B. Moore, Jr.   President, Sperry Top-Sider, Inc. since         45
                       October 1992.  From October 1987 until
                       he joined the Company, Mr. Moore was
                       President of Bostonian Shoe Co., a
                       division of C & J Clark, Inc.

Executive Officers of the Registrant

Name                  Position with Company                           Age

Dennis Garro           President, Retail division, Stride              48
                       Rite Children's Group, Inc. since
                       April 1994.  Prior to joining the Company,
                       Mr. Garro served as Senior Vice President and General Merchandise Manager for
                       Mervyns division of Dayton Hudson
                       Corp. from May 1992 to September 1993
                       and as Senior Vice President and
                       General Merchandise Manager of DFS
                       Group, Ltd. from November 1989 to
                       April 1992.

Diane M. Sullivan      President, Wholesale division, Stride Rite      40
                       Children's Group, Inc., since joining the Company in April 1995. Prior to joining the Company, Ms. Sullivan was Vice President,
                       Marketing of The Rockport Co., a division of Reebok Ltd., a footwear company from May 1993 to April 1995, the President of
                       The Comfort Food Co., a specialty foods
                       firm, from December 1991 to May 1993
                       and the Vice President, Marketing and
                       Operations of Bright Horizons Children's
                       Centers, Inc., a child care provider,
                       from April 1989 to December 1991.  Ms.
                       Sullivan was previously employed by the
                       Company as Vice President, Marketing of
                       Stride Rite Children's Group, Inc. from
                       October 1985 to April 1989.

C. Madison Riley III   Vice President and General Manager,             37
                       Stride Rite International Corp. since
                       January 1996. Previous to this position, Mr. Riley served as Vice President of
                       Stride Rite International Corp. from
                       November 1995 to January 1996, as Vice
                       President and General Manager, Boston
                       Footwear Group, Inc. from November 1994
                       to November 1995, as Vice President,
                       Strategic Planning of the Company from
                       January 1994 to November 1994, as
                       Vice President, Strategic Planning of
                       The Keds Corporation from September 1993 to January 1994 and as Director, Strategic
                       Planning of the Company from June 1993 to September 1993. Prior to joining the Company, Mr. Riley served as a partner and regional director of Kurt Salmon
                       Associates, a consulting firm, from
                       July 1985 to June 1993.

Executive Officers of the Registrant

Name                   Position with Company                          Age

Joseph T. Barrell      Vice President of Global Logistics since        44
                       January 1995.  Prior to joining the
                       Company, Mr. Barrell was Vice President,
                       Distribution of The Timberland Company, a footwear company from June 1991 to January
                       1995 and the Director, Logistics of Thom
                       McAn Shoe Co., a footwear retailer, from January 1976 to June 1991.

Karen K. Crider        General Counsel of the Company since            50
                       October 1992, Clerk of the Company
                       since November 1992 and Secretary of
                       the Company since April 1994.
                       Ms. Crider was U.S. Counsel to
                       British Airways, plc, from May
                       1988 to September 1992.

John M. Kelliher       Vice President, Finance, Treasurer and          44
                       Controller of the Company since
                       February 1993.  Mr. Kelliher has been
                       Corporate Controller of the Company
                       since March 1982, having joined the
                       Company in June 1981.

Susan M. McCuaig       Vice President of Human Resources since         38
                       August 1995.  Prior to joining the
                       Company, Ms. McCuaig served as Vice
                       President, Professional Development,
                       from 1992 to 1995, Vice President, MIS-
                       Professional Services from 1991 to 1992
                       and Director, MIS, User Services, Quality
                       Assurance and Quick Response from 1989 to
                       1991, each of Mast Industries, Inc., a
                       wholly owned subsidiary of The Limited, Inc., an apparel manufacturer and wholesale distributor.

Roger W. Monks         Vice President and General Manager of           52
                       Stride Rite Sourcing International, Inc.
                       since April 1995. Prior to this position, Mr. Monks served as Senior Vice President,
                       Operations of The Keds Corporation from
                       April 1994 to March 1995 and as Senior
                       Vice President, Operations and Domestic
                       Manufacturing of Stride Rite Children's
                       Group, Inc. from January 1989 to March
                       1994, having joined the Company in
                       December 1981.

Executive Officers of the Registrant

Name                   Position with Company                          Age

Wollaston B. Morin     Vice President, Information Systems since       53
                       July 1993.  Prior to joining the Company,
                       Mr. Morin served as Vice President,
                       Information Systems for Marshalls, Inc., a subsidiary of Melville Corporation from
                       April 1989 to June 1993.

Gerrald B. Silverman   Senior Vice President of Sales, The Keds        37
                       Corporation since January 1996. Prior to this position, Mr. Silverman served as President of Stride Rite International
                       Corp. from April 1994 to January 1996.
                       Prior to joining the Company, Mr.
                       Silverman served as the national sales
                       manager of the Dockers division of Levi
                       Strauss & Co. from October 1992 to April
                       1994, as West Coast regional manager of
                       the Dockers division of Levi Strauss
                       & Co. from April 1991 to October 1992,
                       as East Coast district manager of the
                       Dockers division of Levi Strauss & Co.
                       from May 1990 to April 1991 and as
                       national account manager of the
                       Dockers division of Levi Strauss & Co.
                       from September 1987 to May 1990.


These executive officers are generally elected at the Board of Director's Annual Meeting and serve at the pleasure of the Board.

Item 2.   Properties

     The Company manufactures footwear and footwear components at two manufacturing and warehouse facilities it owns in Missouri, having closed one leased facility in Fulton, Missouri during February 1996. The Missouri facilities contain approximately 62,400 square feet of manufacturing and approximately 31,600 square feet of warehouse space. The Company also manufactures footwear and footwear components at a 30,000 square foot facility in the Dominican Republic. In addition, the Company owns a facility with approximately 20,000 square feet of space for a technical center in Woburn, Massachusetts, which replaced a leased 17,000 square foot technical center in Lawrence, Massachusetts during the fourth quarter of fiscal 1995.

     Present manufacturing space totals approximately 124,000 square feet. Approximately 94,000 square feet is owned by the Company and the balance is leased. Management believes that all leases are at commercially reasonable rates and terms.

     The Company owns an automated distribution center located in Louisville, Kentucky providing 520,000 square feet of space and a warehouse in Boston, Massachusetts, which provides 565,000 square feet of space. Reference is hereby made to the section of the Registrant's annual report to stockholders entitled "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Results of Operations" for additional information concerning these facilities. The
Company's Canadian subsidiary leases approximately 28,000 square feet for warehousing in Mississauga, Ontario.

     The Company leases approximately 163,000 square feet for its headquarters and administrative offices in Lexington, Massachusetts in a single tenant, leased office building. The Company leases 5,000 square feet of space for sales offices and showrooms in New York City, New York; Dallas, Texas and St. Louis, Missouri and leases 15,000 square feet of space in Richmond, Indiana for its order processing and telemarketing functions. In addition, the Company leases approximately 1,700 square feet of office space in Paris, France for its Stride Rite Europe distribution subsidiary and 22,300 square feet of space for its liaison offices in Korea, mainland China, Taiwan and Thailand.

     At December 1, 1995, the Company operated 174 retail stores throughout the country on leased premises which, in the aggregate, covered approximately 246,000 square feet of space. The Company also operates 80 children's footwear departments in certain divisions of Federated Department Stores. In addition, the Company is the lessee of 50 retail locations totaling approximately 56,000 square feet which are subleased to independent Stride Rite dealers and other tenants.

     For further information concerning the Company's lease obligations, see Note 9 to the Company's consolidated financial statements, which are contained in the annual report to stockholders and are incorporated by reference herein.

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

     Reference is hereby made to the discussion under Business -
Environmental Matters set forth in Item 1 of this Annual Report on Form
10-K.

     The Company is a party to various litigations arising in the normal course of business. Having considered facts which have been ascertained and opinions of counsel handling these matters, management does not believe the ultimate resolution of such litigations will have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
                Matters

     The information required by this item is included in the Registrant's 1995 Annual Report to Stockholders on pages 1, 29 and 36 and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information required by this item is included in the Registrant's 1995 Annual Report to Stockholders on pages 1, 15 and 29 and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

     The information required by this item is included in the Registrant's 1995 Annual Report to Stockholders on pages 3 through 9 and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is included in the Registrant's 1995 Annual Report to Stockholders on pages 10 through 29 and is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information set forth under the caption
"Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director", "Meetings of the Board of Directors and Committees" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 1, 1995, all of which information is incorporated herein by reference.

Item 11.  Executive Compensation

     Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Interlocks" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 1, 1995, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 1, 1995, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 1, 1995, which information is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          (a) Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                             Page in
                                                             Form 10-K

Consolidated Balance Sheets as of December 1, 1995
   and December 2, 1994                                         *

Consolidated Statements of Income for the years ended
   December 1, 1995, December 2, 1994 and
   December 3, 1993                                             *

Consolidated Statements of Cash Flows for the years
   ended December 1, 1995, December 2, 1994 and
   December 3, 1993                                             *

Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 1, 1995,
   December 2, 1994 and December 3, 1993                        *

Notes to Consolidated Financial Statements                      *

Report of Independent Accountants                               *

Report of Independent Accountants on Financial
   Statement Schedules                                         F-1

Financial Statement Schedule for the years ended
   December 1, 1995, December 2, 1994 and
   December 3, 1993:

   Schedule II - Valuation and Qualifying
        Accounts                                               F-2



Schedules other than those listed above are omitted because they are either not required or the information is otherwise included.

*  Incorporated herein by reference.  See Part II, Item 8 on page
14 of this Annual Report on Form 10-K.

Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit No.                    Description of Exhibit

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

        (v)* 1995 Long-Term Growth Incentive Plan of the Registrant -- Such document was filed as Exhibit 10(vi) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

       (vi)* Annual Executive Incentive Compensation Plan (dated as of December 4, 1994) -- Such document was filed as Exhibit 10(vii) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

      (vii)* Form of executive termination agreement, as amended and restated on February 17, 1995. -- Such document was filed as Exhibit (10(viii) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(vii) attached hereto.




*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.                    Description of Exhibit

     (viii)* Employment Agreement between the Registrant and Robert C. Siegel dated as of October 21, 1993 -- Such Agreement was filed as Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the fiscal period ended December 3, 1993 and is incorporated herein by reference.

       (ix) 1994 Non-Employee Director Stock Ownership Plan -- Such Plan was filed as Appendix A to the Registrant's Proxy Statement for its 1994 annual meeting of stockholders, portions of which were filed with the Commission on March 1, 1994 and is incorporated herein by reference.

        (x)* Form of severance agreement dated February 22, 1995. All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(x) attached hereto.

     11      Calculation of Net Income Per Share

     13      Selected Portions of Registrant's 1995 Annual Report to
                      Stockholders

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

THE STRIDE RITE CORPORATION              THE STRIDE RITE CORPORATION


/s/  John M. Kelliher                    /s/  Robert C. Siegel
___________________________________     _________________________________
By:  John M. Kelliher, Vice             By:  Robert C. Siegel, Chairman
     President, Finance                      of the Board, President and
     Treasurer and Controller                Chief Executive Officer
     (Principal Accounting Officer)

Date:  February 9, 1996                  Date:  February 9, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Robert C. Siegel                   /s/   Donald R. Gant
___________________________________     _________________________________
Robert C. Siegel, Chairman of the        Donald R. Gant, Director
Board of Directors, President and
Chief Executive Officer

Date:  February 9, 1996                  Date:  February 9, 1996


/s/   Margaret A. McKenna                /s/   Myles J. Slosberg
___________________________________     _________________________________
Margaret A. McKenna, Director            Myles J. Slosberg, Director

Date:  February 9, 1996                  Date:  February 9, 1996


/s/   W. Paul Tippett, Jr.               /s/   Robert Seelert
___________________________________     _________________________________
W. Paul Tippett, Director                Robert Seelert, Director

Date:  February 9, 1996                  Date:  February 9, 1996


/s/   Jeanette S. Wagner                 /s/   Theodore Levitt
___________________________________     _________________________________
Jeanette S. Wagner, Director             Theodore Levitt, Director

Date:  February 9, 1996                  Date:  February 9, 1996

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors
of The Stride Rite Corporation:


  Our report on the consolidated financial statements of The Stride Rite Corporation has been incorporated by reference in this Annual Report on Form 10-K from the 1995 Annual Report to Stockholders of The Stride Rite Corporation and appears on page 31 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 15 of this Annual Report on Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                   /s/ Coopers & Lybrand L.L.P.
                                   COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 5, 1996

                        THE STRIDE RITE CORPORATION
              Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)

                                __________

                        Balance at   Additions    Deductions  Balance at
                        Beginning    Charged to               End of
                        Period       Costs and                Period
Description                          Expenses



Fiscal year ended
December 3, 1993:
 Deducted from assets:
  Allowance for doubt-
   ful accounts            4,493         2,256      2,904(a)      3,845
  Allowance for sales
   discounts               1,442         2,625      2,310(b)      1,757

                          $5,935        $4,881     $5,214        $5,602


Fiscal year ended
December 2, 1994:
 Deducted from assets:
  Allowance for doubt-
   ful accounts            3,845         3,117      1,101(a)      5,861
  Allowance for sales
   discounts               1,757         2,579      1,566(b)      2,770

                          $5,602        $5,696     $2,667        $8,631


Fiscal year ended
December 1, 1995:
 Deducted from assets:
  Allowance for doubt-
   ful accounts           $5,861        $1,899     $3,418(a)     $4,342
  Allowance for sales
   discounts               2,770         2,428      2,401(b)      2,797

                          $8,631        $4,327     $5,819        $7,139





(a)  Amounts written off as uncollectible.
(b)  Amounts charged against the reserve.

                       THE STRIDE RITE CORPORATION
   ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 1, 1995

Index to Exhibits

Exhibit No.      Description of Exhibit                           Page No.

    10  (vii)*   Form of executive termination agreement, as         24
                 amended and restated on February 17, 1995.
                 Such document was filed as Exhibit 10(viii) to the Registrant's Form 10-K for the fiscal year ended December 2, 1994 and is incorporated herein by reference. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(vii) attached hereto.

           (x)*  Form of severance agreement dated February 22,      25
                 1995. All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(x) attached hereto.

     11          Calculation of Net Income Per Share                 26

     13          Selected portions of Registrant's 1995
                 Annual Report to Stockholders                       27

     21          Subsidiaries of the Registrant                      63

     23          Consent of Independent Accountants                  64

     27          Financial Data Schedules                            65


*Denotes a management contract or compensatory plan or arrangement.