Form 10-Q
period 1996-03-01
STRIDE RITE CORP
filed 1996-04-11
CIK 94887

1 of 28 Pages
                                                           Exhibit Index
                                                      Appears on Page 15

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q
                                 (Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---               SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 1, 1996

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ---               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from ----- to -----.

                    Commission File Number: 1-4404

                     THE STRIDE RITE CORPORATION
         (Exact name of registrant as specified in its charter)

       Massachusetts                                     04-1399290
(State or other jurisdiction)                (I.R.S. Employer Identified No.)

                 191 Spring Street, Lexington, Massachusetts 02173
                (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code: 617-824-6000

         Securities  registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class                             on which registered
- ----------------------------                -----------------------

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

As of April 4, 1996,  49,572,233  shares of the registrant's  common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        THE STRIDE RITE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)

                                      March 1,                    March 3,
                                         1996      December 1,      1995
                                    (Unaudited)       1995      (Unaudited)
                                   ------------------------------------------

Assets

Current assets:
  Cash and cash equivalents            $13,081       $28,130      $13,431

  Short-term investments                37,765        26,211       41,049

  Accounts and notes                    92,921        48,066      107,567
    receivable, net

  Inventories:
    Finished goods                     121,700       141,914      134,671
    Work in process                        815           863        2,336
    Raw materials                        3,627         2,721        4,461
                                      --------       -------      -------
                                       126,142       145,498      141,468

  Deferred income taxes and
    prepaid expenses                    43,751        44,458       39,307
                                      --------       -------      -------

  Total current assets                 313,660       292,363      342,822

Property and equipment, net             59,286        60,434       50,342

Other assets                            12,779        13,819       23,060
                                      --------      --------     --------

  Total assets                        $385,725      $366,616     $416,224
                                      ========      ========     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE STRIDE RITE CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (Dollars in Thousands)

                                        March 1,                      March 3,
                                         1996         December 1,      1995
                                      (Unaudited)       1995        (Unaudited)
                           ----------------------------------------------------
Liabilities and Stockholders' Equity


Current Liabilities:
  Current maturities of
    long-term debt                      $    833      $     833       $    833
  Short-term debt                         30,100              -         31,600
  Accounts payable                        10,317         22,963         12,499
  Income taxes payable                    24,628         19,492         35,814
  Accrued expenses and other
       liabilities                        41,909         44,290         32,786
                                        --------         ------        -------
  Total current liabilities              107,787         87,578        113,532

Deferred income taxes                     10,749         10,749          8,132

Long-term debt                               833            833          1,667

Stockholders' Equity:

  Preferred stock, $1 par value
    Shares authorized - 1,000,000

    Shares issued - None                       -              -              -


  Common stock, $.25 par value
    Share authorized - 135,000,000

    Shares issued - 56,946,544            14,237         14,237         14,237



  Capital in excess of par
      value                               23,006         23,006         23,445


  Retained earnings                      322,466        323,566        348,827


  Less cost of 7,416,037 shares
     of common stock held in
     treasury (7,416,037 on
     December 1, 1995 and
     7,400,414 on March 3, 1995)         (93,353)       (93,353)       (93,616)
                                        ---------      ---------      ---------
  Total stockholders' equity             266,356        267,456        292,893
                                        ---------      ---------      ---------


  Total liabilities and
       stockholders' equity             $385,725       $366,616       $416,224
                                       =========      =========      =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                       THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For the periods ended March 1, 1996 and March 3, 1995
                     (In Thousands Except Per Share Data)

                                                1996              1995
                          ----------------------------------------------------

Net sales                                      $118,899         $134,772

Cost of sales                                    79,146           84,174

Selling and administrative expenses              37,396           42,374
                                              ---------         --------

Operating income                                  2,357            8,224

Other income (expense):
  Interest income                                   762              904
  Interest expense                                 (315)            (287)
  Other, net                                       (783)            (787)
                                               --------          -------
                                                   (336)            (170)
                                               --------          -------

Income before income taxes                        2,021            8,054

Provision for income taxes                          643            3,079
                                              ---------          -------


Net income                                       $1,378           $4,975
                                               ========          =======

Net income per common share                        $.03             $.10
                                                   ====             ====

Dividends per common share                         $.05            $.095
                                                   ====            =====

Average common shares and common
  equivalents outstanding during the period      49,781           49,848
                                                 ======           ======

                   The accompanying notes are an integral part of the
                      condensed consolidated financial statements

                         THE STRIDE RITE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        For the three  months ended March 1, 1996 and March 3, 1995
                           (Dollars in Thousands)

                                                         1996       1995
                                                      ---------------------
Cash was provided from (used for) Operations:
  Net income                                           $1,378      4,975
  Adjustments to reconcile to net cash
   provided from (used for)operations:
  Depreciation and amortization                         2,518      2,493
  Deferred income taxes, net                              179          -
  Equity in loss (earnings) of affiliate                  123       (318)
  Loss on disposal of property and equipment              458         16
  Changes in:
    Accounts and notes receivable                     (44,855)    (4,164)
    Inventories                                        19,356      5,360
    Prepaid expenses                                      528     (1,334)
    Accounts payable, income taxes, accrued
      expenses and other current liabilities           (9,892)   (12,274)
                                                      --------   -------
    Net cash used for operations                      (30,207)   (35,246)
                                                      -------    -------

Investments:
  Short-term investments                              (11,554)   (10,515)
  Additions to property and equipment                  (1,197)    (3,965)
  Distributions and dividends from long-term
    investments                                         2,359          -
  Acquisition of business                                   -     (5,308)
  Increase in other assets                             (2,074)    (3,851)
                                                     --------     ------
    Net cash used for investments                     (12,466)   (23,639)
                                                     --------     ------

Financing:
  Proceeds from sale of stock under stock plans             -          7
  Cash dividends paid                                  (2,476)    (4,704)
  Short-term borrowings                                30,100     31,600
                                                     --------     ------
    Net cash provided from financing                   27,624     26,903
                                                     --------     ------

Net decrease in cash and cash equivalents             (15,049)   (31,982)

Cash and cash equivalents at beginning of
  the period                                           28,130     45,413
                                                      -------    -------

Cash and cash equivalents at end of the period        $13,081    $13,431
                                                      =======    =======

             The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                   THE STRIDE RITE CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NOTE 1

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended March 1, 1996 and March 3, 1995 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended March 1, 1996 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the fiscal 1996 presentation.

                             NOTE 2

     During the first three months of fiscal 1996, interest payments amounted to $249,000 ($210,000 in 1995). For the first quarter of 1996, the Company received a net refund of income taxes amounting to $6,477,000. In the first three months of fiscal 1995, payments for income taxes totaled $431,000.

             THE STRIDE RITE CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the Company's performance for the first quarter:

Increase (Decrease) Percent vs. 1995 Results:

                                                   First Quarter

Net sales                                              (11.8%)
Gross profit                                           (21.4%)
Selling and administrative expenses                    (11.7%)
Operating income                                       (71.3%)
Income before income taxes                             (74.9%)
Net income                                             (72.3%)


Operating Ratios as a Percent to Net Sales:

                                                  First Quarter
                                         -------------------------------
                                             1996                1995
                                         -------------------------------
Gross profit                                 33.4%              37.5%
Selling and administrative expenses          31.5%              31.4%
Operating income                              2.0%               6.1%
Income before income taxes                    1.7%               6.0%
Net income                                    1.2%               3.7%

         Net sales in the first quarter of fiscal 1996 decreased $15.9 million (11.8%) from the sales level achieved in the comparable period of fiscal 1995. A 14.8% decline in revenues related to the Company's wholesale divisions during the first quarter of 1996 was partially offset by increased retail sales in the latest period. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first quarter were down 18% from the 1995 first quarter shipment total. Higher sales of discontinued products and a slight increase in average selling price offset a portion of the unit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (cont'd)

shipment decline. Excluding the impact of product mix changes, net sales in the first quarter of 1996 increased by approximately $0.6 million due to selling price inflation.

         The sales decline in the Company's wholesale businesses during the first quarter of 1996 was caused by a 24% decrease in revenues of the Keds division. All of the other business units of the Company posted higher net sales in the first three months of 1996. Entering fiscal 1996, the backlog of advance orders for Keds products, calling for shipment in the first quarter of 1996, was below last year as the Spring 1996 sales policies for Keds basic products emphasized the division's quick-response reorder capabilities. This policy change is intended to shift product deliveries closer to the retail selling season resulting in lower retailer inventories and improved profitability, although there can be no assurance that this will occur. In fiscal 1996, due to this policy change, Keds' success in the Spring season will depend, more heavily than in past years, on retail sell-through performance and the resulting reorder activity in the second quarter. During the first quarter of 1996, sales of the Stride Rite Children's Group to independent dealers, family shoe stores and department stores increased 5% from the revenue total achieved in the 1995 first quarter. The Sperry Top-Sider and International divisions also generated higher revenues in the first quarter of fiscal 1996, with sales above 1995 by 6% and 10%, respectively.

         For the first quarter of fiscal 1996, sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet(TM) and Keds retail concepts, increased 9% from 1995 as a more productive store mix offset a 1.2% decline in sales at comparable stores. During the first three months of 1996, the Retail division operated an average of 246 stores, down 4% from the total of 256 stores operated during the comparable period of 1995. Average store sales volumes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (cont'd)

improved during the first quarter of 1996 as the division closed 28 lower volume leased departments during the fourth quarter of fiscal 1995 and eliminated during the first quarter 18 of the Company's 48 underperforming retail operations which were targeted for closing in 1996 as part of the Company's restructuring plan.

                  During the first quarter, gross profit decreased 21.4% compared to the sales decline of 11.8%. The consolidated gross profit percent in the three months decreased to 33.4% in 1996 from the 37.5% rate recorded in the first quarter of 1995. The LIFO provision reduced gross profit by $1.1 million (0.9% of net sales) in the 1996 period compared to a provision of $0.7 million (0.6% of net sales) in the first quarter of 1995. The reduced importance of Keds sales, especially in the higher margin, Champion(R) canvas product category, to the consolidated total negatively impacted gross profit percent comparisons between the 1996 and 1995 quarterly periods. Gross profit performance in 1996 was also hurt by increased inventory obsolescence charges and retail markdowns and by the cost of special promotions to help the retail sell-through of Keds products during the Spring and early Summer selling periods. Higher unfavorable variances related to domestic manufacturing operations, which included the phaseout of a children's facility in Missouri, also reduced gross profit in the first quarter of 1996. The consolidated gross profit percent was favorably impacted in 1996 by the increased significance of Retail division, the portion of the Company with the highest gross profit percentage, as retail sales accounted for 15.6% of consolidated net sales in 1996 compared to 12.6% of sales in the first quarter of 1995.

Selling  and  administrative  expenses  in the  first  quarter  of  fiscal  1996 decreased $5 million or 11.7% from the spending level incurred in 1995. As a percentage of sales, these expenses represented 31.5% of net sales in 1996, similar to the spending rate experienced in the first quarter of 1995. Lower advertising spending accounted for just over half of the expense reduction. Advertising expenses in the first quarter of 1996 totaled $6.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (cont'd)

million (5.7% of sales), down $2.8 million from the spending level of $9.6 million (7.1% of sales) in the 1995 period. While distribution costs decreased $0.2 million or 3% from the first quarter of 1995, these costs represented 4.6% of sales in 1996 compared to 4.2% in 1995. Retail store expenses in the first quarter of 1996 increased $0.5 million with all of the increased costs related to new stores opened in fiscal 1995. Other selling and administrative costs in the first quarter of 1996 decreased $2.7 million or 14% due to the lower sales level experienced in the wholesale divisions and the actions initiated in the second half of 1995 to consolidate certain administrative functions and to reduce overall spending.

         Other income (expense) decreased pre-tax income by $0.3 million in 1996 compared to an decrease of $0.2 million in the first quarter of 1995. Interest income during the first quarter of 1996 was below last year by $0.1 million due to decreased short-term investment yields. Interest expense in 1996, was similar to the 1995 expense level as lower interest rates offset the impact of higher short-term borrowings. Other expenses, which are primarily related to the costs of a company-owned life insurance program, were also similar to the comparable period of fiscal 1995. The provision for income taxes in the first quarter of 1996 was below the 1995 expense level primarily due to the lower pre-tax income. The 1996 effective income tax rate of 31.8% was below the 1995 rate of 38.2% because of the increased impact of tax savings related to the company-owned life insurance program and lower state income taxes.

         Net income decreased $3.6 million or 72.3% during the first quarter of 1996 because of the sales decline and lower gross profit performance described above.

Liquidity and Capital Resources

         At March 1, 1996, the Company's balance sheet reflects a current ratio of 2.9 to 1 and a debt-to-equity relationship of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Cont'd)

0.3%. The Company's cash and short-term investments totaled $50.8 million at the end of the latest quarter, down from the year-end 1995 level of $54.3 million and below the cash and investments balance of $54.5 million as of March 3, 1995. The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first quarter of the fiscal year. During the first quarter of 1996, the Company used $30.2 million of cash to fund operating needs. This negative cash flow amount was lower than the $35.2 million use of cash to fund operations during the first quarter of fiscal 1995.


         At March 1, 1996, inventory and receivable levels totaled $219.1 million, down $29.9 million or 12% from the $249 million amount at the end of the first quarter of 1995. Inventory levels at March 1, 1996 were down $15.3 million or 10.8% from the 1995 total as Keds and Sperry Top-Sider inventories were reduced from excessive levels maintained in the first quarter of 1995. Receivables were also lower, with the decrease from 1995 caused by the lower sales level experienced in the first quarter of 1996.

         The Company uses bank lines of credit to fund seasonal working capital needs. Short-term debt at March 1, 1996 amounted to $30.1 million as compared to borrowings of $31.6 million at the end of the first quarter of 1995. Average outstanding borrowings under these lines of credit during the first quarter of fiscal 1996 amounted to $18.6 million compared to $14.7 million in the similar period of fiscal 1995.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are contained in this report:


            Exhibit No.     Description of Exhibit

            10*             Employment Agreement between the
                            Registrant and Stephen R.
                            DuMont dated March 11, 1996
            11              Computation of Per Share Earnings
            27              Financial Data Schedule
            99              Statement on Important Factors
                            Regarding Forward-looking
                            Information

            *Denotes a management contract or compensatory plan or arrangement.

(b)         Reports on Form 8-K

            There were no reports filed on Form 8-K during the most recent quarterly period.

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



Date:  April 11, 1996                              By:  /S/ John M. Kelliher
                                                   -------------------------
                                                   John M. Kelliher
                                                   Vice President, Finance,
                                                   Treasurer and Corporate
                                                   Controller

                         THE STRIDE RITE CORPORATION

                             INDEX TO EXHIBITS

     Exhibit
        No.                                                Sequential Page No.

        10           Employment Agreement Between the
                       Registrant and Stephen R.
                       DuMont dated March 11, 1996         16 through 24 of 28
        11           Computation of Per Share Earnings          25 of 28
        27           Financial Data Schedule                    26 of 28
        99           Statement on Important Factors
                       Regarding Forward-Looking
                       Information                         27 through 28 of 28