Form 10-Q
period 1996-05-31
STRIDE RITE CORP
filed 1996-07-12
CIK 94887

1 of 17 Pages
                                                                   Exhibit Index
                                                            Appears on page 15

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the quarterly period ended May 31, 1996

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

                           Yes   X        No

   As of July 9, 1996,  49,604,397 shares of the registrant's common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                  May 31,                          June 2,
                                   1996         December 1,         1995
                                (Unaudited)        1995          (Unaudited)
Assets

Current Assets:

  Cash and cash equivalents       $31,834          $ 28,130        $ 18,688

  Short-term investments           25,615            26,211          32,511

  Accounts and notes
    receivable, net               72,965             48,066          94,047

  Inventories:
    Finished goods                104,054           141,914         122,908
    Work in process                   857               863           1,010
    Raw materials                   2,992             2,721           3,400
                                  107,903           145,498         127,318
  Deferred income taxes
    and prepaid expenses           44,649            44,458          39,761

    Total current assets          282,966           292,363         312,325

Property and equipment, net        59,398            60,434          51,665

Other assets                       11,401            13,819          21,554

    Total assets                 $353,765          $366,616        $385,544










        The accompanying notes are an integral part of the condensed consolidated financial statements.


                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars In Thousands)

                                       May 31,                      June 2,
                                        1996       December 1,       1995
                                     (Unaudited)       1995       (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:

  Current maturities of long-term
    debt                             $    833        $    833      $    833
  Short-term debt                           -               -         9,200
  Accounts payable                     10,240          22,963        12,958
  Income taxes payable                 24,693          19,492        31,589
  Accrued expenses and other
    liabilities                        38,826          44,290        29,072
  Total current liabilities            74,592          87,578        83,652

Deferred income taxes                  10,749          10,749         8,132

Long-term debt                            833             833         1,667

Stockholders' Equity:
  Preferred stock, $1 par value
    Shares authorized - 1,000,000
    Shares issued - None                    -               -             -

  Common stock, $.25 par value
    Shares authorized - 135,000,000
    Shares issued - 56,946,544         14,237          14,237        14,237

  Capital in excess of par value       22,780          23,006        23,419

  Retained earnings                   322,997         323,566       348,138

  Less cost of 7,342,147 shares of
    common stock held in treasury
    (7,416,037 on December 1, 1995
    and 7,049,841 on June 2, 1995)    (92,423)        (93,353)       (93,701)

  Total stockholders' equity          267,591         267,456        292,093

  Total liabilities and
    stockholders' equity             $353,765        $366,616       $385,544



        The    accompanying   notes  are  an  integral  part  of  the  condensed
               consolidated financial statements.


                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              For the periods ended May 31, 1996 and June 2, 1995
                      (In Thousands Except Per Share Data)

                          Three Months Ended            Six Months Ended
                       May 31, 1996  June 2, 1995  May 31, 1996  June 2, 1995


Net sales                 $124,185     $144,386      $243,084        $279,158

Cost of sales               81,256       92,542       160,402         176,716

Selling and administrative
  expenses                  38,608       44,904        76,004          87,278

Operating income             4,321        6,940         6,678          15,164

Other income (expense):
  Interest income              707          721         1,469           1,625
  Interest expense            (313)        (424)         (628)          (711)
  Other, net                  (527)        (620)       (1,310)        (1,407)
                              (133)        (323)         (469)          (493)

Income before income taxes   4,188        6,617         6,209         14,671

Provision for income
  taxes                      1,176        2,616         1,819           5,695

Net income                $  3,012     $  4,001      $  4,390         $ 8,976

Net income per
  common share                $.06         $.08          $.09            $.18

Dividends per common share    $.05        $.095          $.10           $.19

Average common shares
  and common equivalents
  outstanding during
  the period                49,870       49,860        49,827          49,854




           The accompanying notes are an integral part of the condensed consolidated financial statements.


                           THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            For              the six months  ended May 31, 1996 and June 2, 1995
                             (Dollars In Thousands)

                                                    May 31, 1996   June 2, 1995

Cash was provided from (used for) Operations:
  Net income                                              $4,390         $8,976
  Adjustments to reconcile to net cash provided from (used for) operations:
  Depreciation and amortization                            5,577          5,084
  Deferred income taxes, net                                 179              -
  Equity in loss (earnings) of affiliate                     373           (329)
  Loss on disposal of property and equipment               1,239              -
  Changes in:
    Accounts and notes receivable                        (24,899)       (30,644)
    Inventories                                           37,595         29,510
    Prepaid expenses                                        (371)        (1,788)
    Accounts payable, income taxes, accrued
expenses and other current liabilities                   (12,306)       (19,632)
    Net cash provided from (used for) operations          11,777         (8,823)

Investments:
  Short-term investments                                     596         (1,977)
  Additions to property and equipment                     (4,941)        (7,182)
  Proceeds from sales of property and equipment              227              -
  Distributions and dividends from long term
investments                                                2,359              -
  Acquisition of business                                      -         (5,308)
  Increase in other assets                                (1,372)        (3,015)
    Net cash used for investments                         (3,131)       (17,482)

Financing:
  Proceeds from sale of stock under stock plans               13             10
  Cash dividends paid                                     (4,955)        (9,411)
  Repurchase of common stock                                   -           (219)
  Short-term debt                                              -          9,200
    Net cash used for financing                           (4,942)          (420)
Net increase (decrease) in cash and cash equivalents       3,704        (26,725)
Cash and cash equivalents at beginning of the period      28,130         45,413
Cash and cash equivalents at end of the period           $31,834        $18,688







       The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     NOTE 1

    The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended May 31, 1996 and June 2, 1995 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended May 31, 1996 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the fiscal 1996 presentation.

                                     NOTE 2

     During the first six months of fiscal 1996, interest payments amounted to $553,000 ($704,000 in 1995). For the first six months of 1996, the Company received net refunds of income taxes amounting to $3,562,000. In the first half of fiscal 1995, payments for income taxes totaled $7,349,000.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Item 2 are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward- looking statements. Readers are referred to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 1, 1996 for a discussion of some of such factors.

Results of Operations

     The following table summarizes the Company's performance for the second quarter and six-month period:

Percent Increase (Decrease) vs. 1995 Results:

                                         Second Quarter   Six Months

Net sales                                    (14.0%)       (12.9%)
Gross profit                                 (17.2%)       (19.3%)
Selling and administrative
  expenses                                   (14.0%)       (12.9%)
Operating income                             (37.7%)       (56.0%)
Income before income taxes                   (36.7%)       (57.7%)
Net income                                   (24.7%)       (51.1%)

Operating Ratios as a Percentage of Net Sales:

Second Quarter                        Six Months
1996                                1995      1996       1995

Gross Profit                        34.6%     35.9%      34.0%     36.7%
Selling and administrative
  expenses                          31.1%     31.1%      31.3%     31.3%
Operating income                     3.5%      4.8%       2.7%      5.4%
Income before income taxes           3.4%      4.6%       2.6%      5.3%
Net income                           2.4%      2.8%       1.8%      3.2%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (cont'd)

     Net sales in the second quarter of fiscal 1996 decreased $20.2 million (14%) from the net sales level achieved in the comparable period of fiscal 1995. For the first six months of fiscal 1996, consolidated net sales were below last year by $36.1 million or 12.9%. A 16% decline in revenues from the Company's wholesale divisions during the first half of fiscal 1996 was partially offset by increased retail sales in the latest six-month period. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first six months of 1996 were down 9% from the 1995 first half shipment total. Lower sales of discontinued products, down 49% in the second quarter and 17% in the six months, a slight decline in average selling price and increased promotional allowances at Keds also contributed to the sales decrease in the first half of 1996. Excluding the impact of product mix changes, net sales in the six months increased by approximately $1.1 million due to selling price inflation.

     The sales decline in the Company's wholesale businesses during the second quarter and first half of fiscal 1996 was largely caused by lower revenues of the Keds division. Keds' sales were down 17% in the second quarter of 1996 and were below last year by 21% for the six-month period. A 15% increase in reorders in the second quarter of 1996 was insufficient to offset the impact of lower advance bookings for the Spring season. Entering fiscal 1996, the backlog of advance orders for Keds products, calling for shipment in the first quarter of 1996, was below last year reflecting the Spring 1996 sales policies for Keds core products, which emphasized the division's quick-response reorder capabilities. This policy change is intended to shift product deliveries closer to the retail selling season resulting in lower retailer inventories and improved customer profitability. In fiscal 1996, due to this policy change, Keds' success in the Spring season depended, more heavily than in past years, on retail sell-through performance and the resulting reorder activity in the second quarter. The other business units of the Company also posted weak sales results in the second quarter of 1996, with the latest period's performance offsetting the sales gains experienced in the first quarter of the fiscal 1996. For the first six months of 1996, sales of the Stride Rite Children's Group to independent dealers and department stores decreased 8% from 1995. Sales of the Sperry Top-Sider division in the first six months of 1996 were even with 1995 due to late deliveries of product and low inventory levels which prevented the division from fully capitalizing on a

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

favorable reaction to Sperry's Spring 1996 product line. For the first half of 1996, the Company's International division experienced a sales decrease of 11% from the sales level achieved in the first six months of 1995.

     For the first half of fiscal 1996, sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet(TM) and Keds retail concepts, increased 5% from the first six months of 1995 as a more productive store mix offset the impact of store closings and a 1.1% decline in sales at comparable stores. During the first six months of 1996, the Retail division operated an average of 241 stores, down 9% from the total of 264 stores operated during the same period of 1995. Average store sales volumes improved during the first half of 1996 following the closing of 28 lower volume leased departments during the fourth quarter of fiscal 1995. During the first six months of 1996, the Company also eliminated 23 of the 48 underperforming retail operations which were targeted for closing in 1996 as part of the Company's restructuring plan. At the end of the second quarter of 1996, the Retail division had 234 stores compared to 278 stores in May 1995.

     During the first six months, gross profit declined 19.3% compared to the sales decline of 12.9%. Gross profit was also lower in the second quarter of 1996, showing a decrease of 17.2%, while sales declined by 14% as compared to the second quarter of 1995. The consolidated gross profit percent in the six months decreased to 34% in 1996 from the 36.7% rate recorded in the first half of 1995. The gross profit rate for the second quarter of 1996 was also below last year, 34.6% in 1996 compared to 35.9% in 1995. The LIFO provision reduced gross profit by $2.8 million (1.1% of net sales) in 1996 six-month period compared to a provision of $2 million (0.7% of net sales) in the first half of 1995. The reduced importance of Keds sales, especially in the higher margin, Champion(R) canvas product category, to consolidated sales contributed to the decline in gross profit percent between the 1996 and 1995 periods. Gross profit performance in the second quarter and first half of 1996 was also hurt by the cost of special promotions to help the retail sell-through of Keds products during the Spring and early Summer selling periods. Unfavorable variances related to domestic manufacturing operations, which included the phase-out of a

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

children's facility in Missouri, reduced gross profit in the first half of 1996 by 1.1 percentage points, an increase from the unfavorable manufacturing variances of 0.5 points experienced during the comparable period of 1995. The consolidated gross profit percent was favorably impacted in 1996 by the increased contribution to sales of the Retail division, the portion of the Company with the highest gross profit percentage, as retail sales accounted for 17.7% of consolidated net sales in 1996 compared to 14.7% of sales in the first six months of 1995.

     Selling and administrative expenses in the first six months of fiscal 1996 decreased $11.3 million or 12.9% from the spending level incurred during the same period of fiscal 1995. In the second quarter of 1996, selling and administrative expenses decreased $6.3 million or 14% below the 1995 total. As a percentage of sales, these expenses represented 31.3% of net sales in 1996, similar to the spending rate experienced in the first half of 1995. Lower advertising spending accounted for more than half of the expense reduction. Advertising expenses in the first six months of 1996 totaled $13.3 million (5.5% of sales), down $6.9 million from the spending level of $20.2 million (7.2% of sales) in the 1995 period. While distribution costs decreased $0.5 million or 4% from the first six months of 1995, these costs represented 4.3% of sales in the first half of 1996 compared to 3.9% in 1995. Retail store expenses in the first six months of 1996 increased $0.5 million with all of the increased costs related to new stores opened in fiscal 1995. Other selling and administrative costs in the first half of 1996 decreased $4.4 million or 11.7% from the comparable period in 1995 due to the lower sales level experienced in the wholesale divisions and the actions initiated in the second half of 1995 to consolidate certain administrative functions and to reduce overall spending. Efforts are being focused on further streamlining of the Company's business processes in order to reduce the expense structure.

     Other income (expense) decreased pre-tax income by $0.5 million in each of the 1995 and 1996 six-month periods. Interest income during the first half of 1996 was below last year by $0.2 million due to decreased short-term investment yields. Interest expense in the first six months of 1996 was below the 1995 expense level due to lower interest rates (5.9% in 1996 compared to 6.3% in 1995). Other expenses, which are primarily

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

related to the costs of a company-owned life insurance program, decreased $0.1 million in the first half of 1996 from the expense level in the comparable period of fiscal 1995. The provision for income taxes in the first half of 1996 was below that for the first half of 1995 primarily due to the lower pre-tax income. The 1996 effective income tax rate of 29.3% was below the 1995 rate of 38.8% as the increased impact of tax savings related to the company-owned life insurance program offset a higher state income tax rate.

     During the first half of fiscal 1996, net income decreased $4.6 million or 57.1% because of the sales decline and lower gross profit performance described above. At May 31, 1996, order backlog supporting second half business was down 21% from the June 2, 1995 backlog position. A weak response to the new items in the Keds Fall 1996 line has negated order gains in the Stride Rite and Sperry Top-Sider business units. In order to partially offset this weakness, the Company will continue to support aggressive retail promotions over the next six months to produce additional demand for the classic Keds Champion(R) style.

Liquidity and Capital Resources

     At May 31, 1996,  the Company's  balance sheet  reflects a current ratio of
3.8 to 1 and a debt-to-equity relationship of 0.3%. The Company's cash and short-term investments totaled $57.4 million at the end of the quarter, above the fiscal year-end 1995 level of $54.3 million and the cash and investments balance of $51.2 million as of June 2, 1995. During the first six months of 1996, the Company's operations generated $11.8 million of cash as compared to a use of funds of $8.8 million in the first half of 1995.

     At May 31, 1996, inventory and receivable levels totaled $180.9 million, down $40.5 million or 18% from the $221.4 million amount at the end of the first half of 1995. Inventory levels at May 31, 1996 were down $19.4 million or 15.2% from the total at June 2, 1995 as Stride Rite and Sperry Top-Sider inventories were reduced from levels maintained in 1995. Receivables were also lower at May 31, 1996, with the decrease from the 1995 level caused by the lower sales level experienced in the first half of 1996.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     The Company uses bank lines of credit to fund seasonal working capital needs. No short-term borrowings were outstanding at May 31, 1996, as compared to the $9.2 million debt level at June 2, 1995. Average outstanding borrowings under these lines of credit during the first six months of fiscal 1996 amounted to $18.3 million compared to $18.8 million in the comparable period of fiscal 1995.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Company's shareholders was held during the second quarter, on April 23, 1996. The two Directors nominated by management were elected by the vote set forth below.

                                      Votes
Name of Director                  For     Withheld

Margaret A. McKenna           41,697,792  1,578,462
Jeanette S. Wagner            41,697,195  1,579,059

The Company's shareholders also ratified the Company's selection of Coopers & Lybrand, L.L.P. as auditors of the Company for the 1996 fiscal year, by the vote set forth below:

                     Votes
            For           Against      Abstentions           No Vote

            42,903,498    210,344        162,411                1

The Company's shareholders also voted to approve a precatory shareholder proposal, by the vote set forth below:

                     Votes
            For           Against      Abstentions          No Vote

            22,488,801    11,428,183    1,452,996           7,906,274

                           THE STRIDE RITE CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  The following Exhibits are contained herein:

              Exhibit No.             Description of Exhibit

                   11                  Computation of Per Share Earnings
                   27                  Financial Data Schedule

         (b)  Reports on Form 8-K

               The Company did not file any current reports on Form 8-K during the second quarter of fiscal year 1996.

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                    THE STRIDE RITE CORPORATION
                                         (Registrant)



Date: July 12, 1996                By:/s/  John M. Kelliher
                                      John M. Kelliher
                                      Vice President, Finance,
                                      Treasurer, and Corporate Controller

                           THE STRIDE RITE CORPORATION


                                INDEX TO EXHIBITS



Exhibit No.

                                                      Sequential Page No.

    11         Computation of Per Share Earnings        Page 16 of 18

    27         Financial Data Schedule                  Pages 17

                                                                      Exhibit 11

                           THE STRIDE RITE CORPORATION

                        COMPUTATION OF PER SHARE EARNINGS

                      (In Thousands except Per Share Data)


                          Three Months Ended            Six Months Ended
                     May 31, 1996  June 2, 1995  May 31, 1996  June 2, 1995


Net income applicable
  to common shares       $ 3,012       $ 4,001     $4,390        $ 8,976
Calculation of shares:

   Weighted average num-
     ber of common
     shares outstanding   49,589        49,550     49,568         49,539

   Common shares attri-
     butable to assumed
     exercise of dilu-
     tive stock options
     and stock purchase
     rights using the
     treasury stock
     method                  281           310        259           315
Average common shares
  and common equiva-
  lents outstanding
  during the
  period                  49,870        49,860     49,827         49,854

Net income per common
   share                    $.06          $.08       $.09           $.18