Form 10-Q
period 1996-08-30
STRIDE RITE CORP
filed 1996-10-15
CIK 94887

1 of 17 Pages
                                                             Exhibit Index
                                                        Appears on page 14

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
                                         (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the quarterly period ended August 30, 1996

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

                           Yes   X        No

   As of October 7, 1996, 49,616,821 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                THE STRIDE RITE CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Dollars In Thousands)

                                 Aug. 30,                        Sept. 1,
                                   1996        December 1,         1995
                                (Unaudited)       1995          (Unaudited)
Assets

Current Assets:

  Cash and cash equivalents        $41,080       $ 28,130        $ 12,574

  Short-term investments            30,016         26,211          35,972

  Accounts and notes
    receivable, net                74,959          48,066          98,513

  Inventories:
    Finished goods                  91,210        141,914         116,555
    Work in process                  1,070            863             699
    Raw materials                    5,048          2,721           2,128
                                   -------        -------         -------
                                    97,328        145,498         119,382
  Deferred income taxes
    and prepaid expenses            43,881         44,458          38,879
                                   -------        -------          ------

    Total current assets           287,264        292,363         305,320

Property and equipment, net         54,275         60,434          53,260

Other assets                        16,602         13,819          18,437
                                   -------       --------        --------

    Total assets                  $358,141       $366,616        $377,017
                                  ========       ========        ========








         The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (Dollars In Thousands)

                                         Aug. 30,                    Sept. 1,
                                          1996       December 1,       1995
                                       (Unaudited)      1995        (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:

  Current maturities of long-term
    debt                                $       833   $      833   $     833
  Short-term debt                                 -            -       1,000
  Accounts payable                           13,591       22,963      11,740
  Income taxes payable                       25,592       19,492      33,693
  Accrued expenses and other
    liabilities                              39,454       44,290      30,726
                                            -------      -------     -------
  Total current liabilities                  79,470       87,578      77,992

Deferred income taxes                         9,444       10,749       8,132

Long-term debt                                  833          833       1,667

Stockholders' Equity:
  Preferred stock, $1 par value
     Shares authorized - $1,000,000
     Shares issued - None                         -            -           -

  Common stock, $.25 par value
     Shares authorized - 135,000,000
     Shares issued - 56,946,544              14,237       14,237      14,237

  Capital in excess of par value             22,745       23,006      23,365

  Retained earnings                         323,711      323,566     347,010

  Less cost of 7,332,306  shares of
   common stock held in treasury
   (7,416,037 on December 1, 1995
   and 7,576,787 on September 1, 1995)      (92,299)     (93,353)    (95,386)
                                            -------      -------     -------

  Total stockholders' equity                268,394      267,456     289,226
                                            -------      -------     -------

  Total liabilities and
    stockholders' equity                   $358,141     $366,616    $377,017
                                           ========     ========    ========

           The accompanying   notes  are  an   integral   part  of  the
              condensed consolidated financial statements.
                                    3

                              THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              For the periods ended August 30, 1996 and September 1, 1995
                         (In Thousands Except Per Share Data)

                               Three Months Ended           Nine Months Ended
                            Aug. 30,1996 Sept. 1,1995 Aug. 30,1996 Sept. 1,1995


Net sales                     $123,540    $139,140     $366,624       $418,298

Cost of sales                   80,067      91,168      240,469        267,884

Selling and administrative
  expenses                      40,061      42,228      116,065        129,506
                              --------    --------    ---------      ---------

Operating income                 3,412       5,744       10,090         20,908

Other income (expense):
  Interest income                  878         750        2,347          2,375
  Interest expense                 (38)        (90)        (666)          (801)
  Other, net                      (346)       (712)      (1,656)        (2,119)
                                ------     -------      -------        -------
                                   494         (52)          25           (545)
                                ------     --------------------        -------

Income before income taxes       3,906       5,692       10,115         20,363

Provision for income
  taxes                            713       2,205        2,532          7,900
                                ------    --------     --------       --------

Net income                    $  3,193    $  3,487     $  7,583        $12,463
                              ========    ========     ========        =======

Net income per
  common share                    $.06        $.07         $.15           $.25
                                  ====        ====         ====           ====

Dividends per common share        $.05       $.095         $.15          $.285
                                  ====       =====         ====          =====

Average common shares
  and common equivalents
  outstanding during
  the period                    49,831      49,741       49,827         49,816
                                ======      ======       ======         ======




             The accompanying   notes  are  an  integral  part  of  the
                condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        For the nine months ended August 30, 1996 and September 1, 1995
                            (Dollars In Thousands)

                                                      Aug.30, 1996  Sept.1, 1995
Cash was provided from (used for) Operations:
  Net income                                             $ 7,583      $12,463
  Adjustments to reconcile to net cash provided
    from (used for) operations:
  Depreciation and amortization                            7,601        8,459
  Deferred income taxes, net                                (375)           -
  Equity in loss (earnings) of affiliate                     559         (149)
  Loss on disposals of property and equipment              1,564          407
  Loss related to impairment of asset                      3,800            -
  Gain related to long-term investment                      (171)           -
  Changes in:
    Accounts and notes receivable                        (26,893)     (35,110)

    Inventories                                           48,170       37,446               37,446

    Long-term notes receivable                                61            -
    Prepaid expenses                                        (353)        (904)
    Accounts payable, income taxes, accrued
      expenses and other current liabilities               (7,335)    (16,956)
                                                          -------     -------
    Net cash provided from operations                      34,211       5,656
                                                          -------     -------

Investments:
  Short-term investments                                  (3,805)      (5,438)
  Additions to property and equipment                     (5,966)     (11,934)
  Proceeds from sales of property and equipment              270           30
  Purchase of noncurrent marketable securities            (5,989)           -
  Distributions and dividends from long-term
    investments                                            2,622           98
  Acquisition of business                                      -       (5,308)
  Increase in other assets                                  (973)        (831)
                                                         -------      -------
    Net cash used for investments                        (13,841)     (23,383)
                                                         -------      -------

Financing:
  Proceeds from sale of stock under stock plans               15           12
  Cash dividends paid                                     (7,435)     (14,118)
  Repurchase of common stock                                   -       (2,006)
  Short-term debt                                              -        1,000
                                                         -------      -------
    Net cash used for financing                           (7,420)     (15,112)
                                                         -------      -------
Net increase (decrease) in cash and cash equivalents      12,950      (32,839)
Cash and cash equivalents at beginning of the period      28,130       45,413
                                                         -------      -------
Cash and cash equivalents at end of the period           $41,080      $12,574
                                                         =======      =======

    The accompanying  notes  are an  integral  part of the  condensed consolidated financial statements.
                                 5

                                THE STRIDE RITE CORPORATION

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                          NOTE 1

    The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 30, 1996 and Sep tember 1, 1995 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the nine-month period ended August 30, 1996 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed bal ance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the fiscal 1996 presentation.

                                          NOTE 2

     During the first nine months of fiscal 1996, interest payments amounted to $558,000 ($780,000 in 1995). For the first nine months of 1996, the Company received net refunds of income taxes amounting to $3,193,000. In the first nine months of fiscal 1995, payments for income taxes totaled $7,374,000.

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Item 2 are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Readers are referred to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 1, 1996 for a discussion of some of such factors.

Results of Operations

     The following tables summarize the Company's performance for the third quarter and nine-month period:

Percent Increase (Decrease) vs. 1995 Results for the Comparable Period:

                                         Third Quarter   Nine Months

Net sales                                    (11.2%)       (12.4%)
Gross profit                                  (9.4%)       (16.1%)
Selling and administrative expenses           (5.1%)       (10.4%)
Operating income                             (40.6%)       (51.7%)
Income before income taxes                   (31.4%)       (50.3%)
Net income                                    (8.4%)       (39.2%)

Operating Ratios as a Percentage of Net Sales:

                                  Third Quarter              Nine Months
                                  1996        1995         1996       1995

Gross Profit                      35.2%       34.5%        34.4%      36.0%
Selling and administrative
  expenses                        32.4%       30.3%        31.7%      31.0%
Operating income                   2.8%        4.1%         2.8%       5.0%
Income before income taxes         3.2%        4.1%         2.8%       4.9%
Net income                         2.6%        2.5%         2.1%       3.0%

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (cont'd)

     Net sales in the third quarter of fiscal 1996 decreased $15.6 million (11.2%) from the net sales level achieved in the comparable period in fis cal 1995. For the first nine months of fiscal 1996, net sales were below last year's comparable period by $51.7 million or 12.4%. A 15% decline in revenues from the Company's wholesale divisions during the first nine months of fiscal 1996 was partially offset by increased retail sales in the same period. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first nine months of 1996 were down 10.8% from shipments in the comparable period of fiscal 1995. Lower sales of discontinued products, down 3.8% in the nine months, a slight decline in average selling price and increased promotional allow ances at Keds also contributed to the sales decrease in the first nine months of 1996 as compared to the same period in fiscal 1995. Excluding the impact of product mix changes, net sales in the nine months increased by approximately $0.7 million due to selling price inflation.

     The sales decline in the Company's wholesale businesses during the third quarter and first nine months of fiscal 1996 was largely caused by lower revenues of the Company's Keds division. Keds' sales were down 29% in the third quarter of 1996 and, for the nine-month period were below the same period last year by 23%. A 2% increase in reorders in the third quar ter of 1996 was insufficient to offset the impact of lower advance bookings from a weak Fall season product offering. This unfavorable performance in the third quarter continued the business trends which occurred during the first half of fiscal 1996. Entering fiscal 1996, the backlog of advance orders for Keds products, calling for shipment in the first quarter of 1996, was below backlog at the outset of fiscal 1995, reflecting the Spring 1996 sales policies for Keds core products, which emphasized the division's quick-response reorder capabilities. This policy change was intended to shift product deliveries closer to the retail selling season resulting in lower retailer inventories and improved retailer profitability. This pol icy change continued for the Fall season of fiscal 1996. As a result of this policy change, in fiscal 1996, Keds' success depended, more heavily than in past years, on retail sell-through performance and the resulting reorder activity. Given the weakness of the Fall product line and a lower backlog of advance orders, the Keds division is expected to continue to show lower sales in the fourth quarter of fiscal 1996.

     The other wholesale divisions of the Company posted improved sales results in the third quarter of 1996 compared to the third quarter of 1995,

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

with Stride Rite Children's Group revenues up 12%, Sperry Top-Sider divi sion sales above 1995 by 2% and the Company's International division achieving a sales gain of 34%. For the first nine months of 1996, sales of the Stride Rite Children's Group to independent dealers and department stores increased 1% from the comparable period in fiscal 1995. Sales of the Sperry Top-Sider division in the first nine months of 1996 were even with 1995 as a result of late product deliveries and resulting low inventory levels which prevented the division from fully capitalizing on a favorable reaction to Sperry's 1996 product lines. For the first nine months of 1996, the Company's International division experienced an increase of 2% from the sales level achieved in the comparable period of 1995.

     For the first nine months of fiscal 1996, sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet(TM) and Keds retail concepts, increased 2% from the first nine months of 1995 as a more productive store mix offset the impact of store closings and a 0.6% decline in sales at comparable stores. During the first nine months of 1996, the Retail division operated an average of 232 stores, down 14% from the average of 269 stores operated during the same period of 1995. In the third quarter of 1996,
Retail Division sales were down 2% from the comparable period in 1995 as the lower store count offset a 0.4% increase in sales at comparable stores. Average store sales volumes improved during the first nine months of 1996 following the closing of 28 low-volume leased departments during the fourth quarter of fiscal 1995. During the first nine months of 1996, the Company also eliminated 30 of the 48 underperforming retail operations which were targeted for closing in 1996 as part of the Company's restructuring plan and closed an additional 16 low-volume leased departments which were marginally profitable. At the end of the third quarter of 1996, the Retail division operated 212 stores compared to 279 stores in August 1995.

     During the first nine months, gross profit declined 16.1% compared to the sales decline of 12.4%. Gross profit was also lower in the third quarter of 1996, showing a decrease of 9.4%, while sales declined by 11.2% as compared to the third quarter of 1995. The consolidated gross profit percentage in the nine months decreased to 34.4% in 1996 from the 36% rate recorded in 1995. The gross profit rate for the third quarter of 1996 finished above last year, 35.2% in 1996 compared to 34.5% in 1995. The LIFO provision reduced gross profit by $1.7 million (0.5% of net sales) in
                                      9

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

1996 nine-month period compared to a provision of $2.3 million (0.6% of net sales) in the first nine months of 1995. The LIFO adjustment increased gross profit for the third quarter of 1996 by $1.1 million (0.9% of sales) compared to a reduction of $0.6 million (0.4% of sales) in the comparable period of fiscal 1995. The reduced importance of Keds sales, especially in the higher-margin, Champion(R) canvas product category, to consolidated sales contributed to the decline in gross profit percent between the 1996 and 1995 periods. Gross profit performance in the third quarter and first nine months of 1996 was also hurt by the cost of special promotions to help the retail sell-through of Keds products during the Spring and early Summer selling periods. Unfavorable variances related to domestic manufacturing operations, which included the phase-out of a children's facility in Mis souri, reduced gross profit in the first nine months of 1996 by 0.8 per centage points, an increase from the unfavorable manufacturing variances of 0.5 points experienced during the comparable period of 1995. The consoli dated gross profit percentage was favorably impacted in 1996 by the increased contribution to sales of the Retail division, the portion of the Company with the highest gross profit percentage, as retail sales accounted for 18% of consolidated net sales in 1996 compared to 15.5% of sales in the first nine months of 1995.

     Selling and administrative expenses in the first nine months of fiscal 1996 decreased $13.4 million or 10.4% from the spending level incurred during the same period of fiscal 1995. In the third quarter of 1996, sell ing and administrative expenses decreased $2.2 million or 5.1% below the comparable period in fiscal 1995. As a percentage of sales, these expenses represented 31.7% of net sales in the first nine months of 1996, an increase from the spending rate of 31% experienced in the first nine months of 1995. Expenses in the third quarter and nine-month period of 1996 in cluded a provision of $3.8 million related to the impairment in value of certain software related expenses which were capitalized in prior years. Excluding this adjustment, selling and administrative expenses were below 1995 by 14.1% for the third quarter and 13.3% for the nine months. Lower advertising spending accounted for more than half of the expense reduction. Advertising expenses in the first nine months of 1996 totaled $20.1 million (5.5% of sales), down $7.3 million from the spending level of $27.4 million (6.5% of sales) in the 1995 period. While distribution costs decreased $0.4 million or 2% from the first nine months of 1995, these costs repre sented 4.4% of sales in the first nine months of 1996 compared to 3.9% in 1995. Retail store expenses in the 1996 nine-month period decreased $0.5 million from 1995 as the closing of underperforming retail
                                     10

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)
locations during 1996 more than offset the increased costs related to new stores opened in fiscal 1995. Other selling and administrative costs, excluding the software asset adjustment described above, in the first nine months of 1996 decreased $9.1 million or 14.4% from the comparable period in 1995 due to the lower sales level experienced in the wholesale divisions and the actions initiated in the second half of 1995 to consolidate certain administrative functions and to reduce overall spending. Efforts continue to be focused on further streamlining of the Company's business processes in order to attempt to reduce the expense structure.

     Other income (expense) increased pre-tax income slightly in the first nine months of 1996 compared to an income decrease of $0.5 million in the comparable period of fiscal 1995. Interest income during the first nine months of 1996 was slightly below last year as higher levels of investable funds offset decreased short-term investment yields. Interest expense in the first nine months of 1996 was below the 1995 expense level due to lower interest rates (5.9% in 1996 compared to 6.2% in 1995). Other expenses, which are primarily related to the costs of a company-owned life insurance program, decreased $0.5 million in the first nine months of 1996 from the expense level in the comparable period of fiscal 1995. The provision for income taxes in the first nine months of 1996 was below 1995 due to the lower pre-tax income and a lower effective income tax rate. The 1996 effec tive income tax rate of 25% was below the 1995 rate of 38.8% due to the increased impact of tax savings related to the company-owned life insurance program.

     During the first nine months of fiscal 1996, net income decreased $4.9 million or 39.2% compared to the first nine months of fiscal 1995 because of the sales decline and lower gross profit performance described above. For the third quarter of fiscal 1996, net income decreased $0.3 million or 8.4% from the third quarter of 1995 as a higher gross profit percentage, reduced selling and administrative expenses and a lower effective income tax rate partially offset the lower income caused by the sales decline.

Liquidity and Capital Resources

     At August 30, 1996, the Company's balance sheet reflects a current ratio of
3.6 to 1 and a debt-to-equity relationship of 0.3%. The Company's cash and short-term investments totaled $71.1 million at the end of the quarter, above the fiscal year-end 1995 level of $54.3 million and the cash and investments balance of $48.5 million as of September 1, 1995. Addi tionally, other assets at August 30, 1996 includes $6 million of

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

medium-term, fixed income securities under an investment program initiated during the third quarter of 1996. During the first nine months of 1996, the Company's operations generated $34.2 million of cash as compared to the $5.7 million of funds generated by operations in the comparable period of 1995.

     At August 30, 1996, inventory and receivable levels totaled $172.3 million, down $45.6 million or 21% from the $217.9 million amount at the end of the third quarter in fiscal 1995. Inventory levels at August 30, 1996 were down $22.1 million or 18.5% from the total at September 1, 1995 due to the store closing and reductions in Stride Rite and Sperry Top-Sider inventories from the levels maintained in 1995. Receivables were also lower at August 30, 1996, with the decrease from the 1995 level caused by the lower sales level experienced in the first nine months of 1996.

     The Company uses bank lines of credit to fund seasonal working capital needs. No short-term borrowings were outstanding at August 30, 1996, as compared to the $1 million debt level at September 1, 1995. Average out standing borrowings under these lines of credit during the first nine months of fiscal 1996 amounted to $12.2 million compared to $14 million in the comparable period of fiscal 1995.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  The following Exhibits are contained herein:

              Exhibit No.             Description of Exhibit

                   11                  Computation of Per Share Earnings
                   27                  Financial Data Schedule

         (b)  Reports on Form 8-K

                 The Company did not file any current reports on Form 8-K during the third quarter of fiscal year 1996.

                                THE STRIDE RITE CORPORATION

                                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signedon its behalf by the undersigned duly authorized.



                                          THE STRIDE RITE CORPORATION
                                         (Registrant)



Date: October 15, 1996             By:/s/  John M. Kelliher
                                      ---------------------
                                      John M. Kelliher
                                      Vice President, Finance,
                                      Treasurer, and Corporate Controller

                 THE STRIDE RITE CORPORATION


                                     INDEX TO EXHIBITS



Exhibit No.

                               Sequential Page No.

    11           Computation of Per Share Earnings        Page 15 of 17

    27           Financial Data Schedule                  Pages 16 and 17
                                                                   of 17