Form 10-K
period 1996-11-29
STRIDE RITE CORP
filed 1997-02-26
CIK 94887

1 of 70 pages
                                                          Exhibit Index
                                                          appears on Page 23
-------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended November 29, 1996

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ___________ to _________

                       Commission file number 1-4404

                        THE STRIDE RITE CORPORATION

          (Exact name of registrant as specified in its charter)

        Massachusetts                               04-1399290
(State or other jurisdiction       (I.R.S. Employer Identification Number)
        of incorporation)

         191 Spring Street, P.O. Box 9191, Lexington, Massachusetts 02173
                (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including are code: (617) 824-6000

           Securities registered pursuant to Section 12(b) of the Act:

                 Common Stock $.25 par value New York Stock Exchange

               Preferred Stock Purchase Rights New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.___

 ---
/___/ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant's Common Stock $.25 par value, held by non-affiliates of the registrant as of February 25, 1997, was $584,414,460 based on the closing price on that date on the New York Stock Exchange. As of February 25, 1997, 49,202,513 shares of the registrant's Common Stock, $.25 par value, were outstanding and 6,150,314 of the registrant's Preferred Stock Purchase Rights, which trade together with the registrant's common stock, were outstanding.

                    Documents Incorporated by Reference

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                                 Part of Form 10-K into
Name of Document                         which document is incorporated
-----------------                        ------------------------------


Portions of the Registrant's Annual
Report to Stockholders for fiscal year
ended November 29, 1996                            Part I and Part II

Portions of the Registrant's Proxy
Statement for 1997 Annual Meeting
of Stockholders                                        Part III

                                 PART I

Item 1.   Business

General

     The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and a major marketer of athleisure and casual footwear for children and adults. The Company manufactures products in its own facilities in the United States and in the Dominican Republic and also imports a significant portion of its products from abroad. Footwear products are distributed through independent retail stores, Company-owned stores and footwear departments in department stores. Unless the context otherwise requires, references to the "Company" and "The Stride Rite Corporation" in this document are to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Products

     Children's footwear, designed primarily for consumers between the ages of six months and 12 years, encompasses a complete line of products, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R), MUNCHKIN (TM), SPERRY(R) and STREET HOT(R) trademarks in medium to high price ranges.

     Sneakers and casual footwear for adults and children are marketed under the KEDS(R), AHH...KEDS(R) and PRO-KEDS(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

     Marine footwear and portions of the Company's outdoor recreational, hand-sewn, dress and casual footwear for adults and children are marketed under the Company's SPERRY TOP-SIDER(R) and SPERRY(R) trademarks. Products sold under the SPERRY TOP-SIDER(R) label also include sneakers and sandals for men and women.

         Beginning in Spring 1997, dress casual, hand-sewn, sport casual, dress and athleisure footwear for men and boys will be marketed using the TOMMY HILFIGER(R) brand name under a license agreement with Tommy Hilfiger Licensing, Inc. by the Company's wholly owned subsidiary, Tommy Hilfiger Footwear, Inc.

Sales and Distribution

     During the 1996 fiscal year, the Company sold its products nationwide to customers operating retail outlets, including department stores, sporting goods stores and marinas, as well as Stride Rite Bootery stores and other shoe stores operated by independent retailers. In addition, the Company sold footwear products to consumers through Company-owned stores, including bootery stores, manufacturers' outlet stores, Keds concept stores, concept stores called Great Feet(TM), and children's footwear departments in department stores. The Company's largest single customer accounted for less than 7% of consolidated net sales for the fiscal year ended November 29, 1996.
                                      3

     The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's bootery stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to a dealer. There are approximately 32 independent dealers who currently sublease store locations from the Company.

     The Company owns an automated distribution center located in Louisville, Kentucky providing 520,000 square feet of space and a warehouse in Boston, Massachusetts, providing 565,000 square feet of space. The Company expects to close the Boston facility in the fourth quarter of 1997 after transferring the distribution function for the Stride Rite brand to a facility which has been leased in Huntington, Indiana. Reference is hereby made to the section of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and Note 2 to the Consolidated Financial Statements for additional information regarding these facilities.

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

     In fiscal 1996, in addition to the United States, KEDS(R) brand products were also sold in Austria, Belgium, France, Germany, Ireland and the United Kingdom through a representative office operated by its French subsidiary. KEDS(R) brand products were distributed through third parties in Brazil, Chile, Cyprus, Denmark, Egypt, Greece, Hong Kong, Indonesia, Israel, Japan, Portugal, Saudi Arabia, Singapore, South Africa, South Korea and Sweden, as well as in several other countries in Latin America and Asia, using local distributors. PRO-Keds(R) brand products are sold by a licensee in Japan under a trademark license agreement. Further, KEDS(R) products are sold in Central America under a distribution agreement. In 1996 the Company entered into licensing agreements covering the sale of KEDS(R) footwear in Australia, the Philippines and New Zealand.

     In fiscal 1996, in addition to the United States, the Company sells SPERRY TOP-SIDER(R) products in Belgium, France, Germany, Ireland, the Netherlands and the United Kingdom through its French subsidiary. The Company distributed its SPERRY TOP-SIDER(R) brand products in Greece, Indonesia, Italy, Japan, Portugal, Singapore and Sweden, as well as other countries in the Middle East, Central and South America, Asia and Africa through local distributors. In 1996 the Company entered into licensing agreements covering the sale of SPERRY TOP-SIDER(R) footwear in Australia and New Zealand.

     The Company is also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 16 stores are currently operating in Canada, Costa Rica, El Salvador, Honduras, Mexico and Peru pursuant to such agreements. In addition, the Company also distributes STRIDE RITE(R) brand products to several retailers in the Caribbean, Latin America, Israel and South Korea.

         The Company also distributes SPERRY TOP-SIDER(R), STRIDE RITE(R), KEDS(R) and TOMMY HILFIGER(R) (beginning in Spring 1997) products in Canada through its Canadian subsidiary.

International Sourcing

     The Company purchases a significant portion of its product line overseas. It maintains a staff of approximately 86 professional and technical personnel in South Korea, Taiwan, Thailand and mainland China, to supervise a substantial portion of its canvas and leather footwear production. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear. During fiscal 1996, approximately 12% of the Company's total production requirements for footwear were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise.

     Having closed several of its manufacturing facilities in the United States and the Caribbean over the years, the Company has increased the volume of leather footwear and leather footwear components for which it contracts with independent offshore suppliers to approximately 95% in 1996. On February 19, 1997, the Company announced the closing of its two remaining domestic manufacturing facilities in Missouri. The footwear produced at these facilities, which are primarily STRIDE RITE(R) branded children's products, will be sourced through independent suppliers in Mexico and the Far East. It is anticipated that overseas resources will continue to be utilized in the future. The Company purchases certain raw materials (particularly leather) from overseas resources.

     By virtue of its international activities, the Company is subject to the usual risks of doing business abroad, such as the risks of expropriation, acts of war, political disturbances and similar events, including trade sanctions, loss of most favored nation trading status and other trading restrictions. Management believes that over a period of time, it could arrange adequate alternative sources of supply for the products obtained from its present foreign suppliers. However, disruption of such sources of supply could, particularly on a short-term basis, have a material adverse impact on the Company's operations. The Company's contracts to procure finished goods and other materials are primarily denominated in United States dollars, thereby reducing short term risks attendant to foreign currency fluctuations.

Retail Operations

     As of November 29, 1996, the Company operated 129 Stride Rite Bootery stores, 60 leased children's shoe departments in leading department stores, one retail store for KEDS(R) brand products, four concept stores operated under the name GREAT FEET(TM) and 19 manufacturers' outlet stores for STRIDE RITE(R), KEDS(R) and SPERRY TOP-SIDER(R) brand products. The product and merchandising formats of the Stride Rite Bootery stores are utilized in the 60 leased children's shoe departments which the Company operates in certain divisions of Federated Department Stores, including Macy's, Rich's and Lazarus department stores. The Stride Rite Bootery stores carry a significant portion of the lines of the Company's STRIDE RITE(R), SPERRY TOP-SIDER(R) and STREET HOT(R) children's footwear and a portion of the KEDS(R) children's product line. The TOMMY HILFIGER(R) boys' line will be sold in these stores beginning in the Fall 1997 season. The Keds store carries a complete line of KEDS(R) products. The GREAT FEET(TM) stores carry a full line of products for children aged 0 to 12, including STRIDE RITE(R), KEDS(R), SPERRY TOP-SIDER(R) and STREET HOT(R) brand products. Beginning in 1997, TOMMY HILFIGER(R) footwear products will also be sold in the GREAT FEET(TM) stores. The Company's stores are located primarily in larger regional shopping malls, clustered generally in the major marketing areas of the United States. Most of the Company's manufacturers' outlet stores are located in malls consisting only of outlet stores.

         During the 1996 fiscal year, the Company opened four leased departments, one manufacturers' outlet store and one GREAT FEET(TM) store. In addition during fiscal 1996, the Company commenced operating four Stride Rite booteries, one of which was purchased from an independent dealer. During 1996, the Company also closed 51 retail stores in an effort to improve the profitability of the Retail division. The Company currently plans to open approximately ten retail stores in fiscal 1997. In 1997, the Company will continue its efforts to close or sell underperforming retail locations and expects to cease operations in 10 to 15 stores during the year. For more information on the proposed closure of such stores, reference is hereby made to the section of the Company's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

     Sales through the Company's retail operations accounted for approximately 20% of consolidated net sales for the fiscal year ended November 29, 1996.

Apparel Licensing Activities

     The Company has a license agreement under which hosiery for men, women and children is marketed under the KEDS(R) and PRO-KEDS(R) trademarks for distribution in the United States and Canada. It has a license agreement under which underwear, day wear and related sleepwear for women and girls is marketed under the KEDS(R) and PRO-KEDS(R) trademarks for distribution in the United
States and Canada. It has license agreements under which apparel, using the KEDS(R) and SPERRY TOP-SIDER(R) trademarks, is marketed in Japan. The Company terminated, in the first quarter of fiscal 1996, a license agreement under which handbags for women were marketed under the KEDS(R) trademark in the United States. License royalties accounted for less than 1% of the Company's sales in fiscal year 1996. The Company continually evaluates new licensees, for both footwear and non-footwear products.

Raw Materials

     The Company purchases its raw materials from a number of domestic and foreign sources. See "International Sourcing". The Company does not believe that any particular raw materials supplier is dominant.

Backlog

     At November 29, 1996 and December 1, 1995, the Company had a backlog of orders amounting to approximately $168,600,000 and $150,500,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's spring footwear styles, and traditionally substantially all of such orders are delivered or canceled during the first two quarters of the next fiscal year.

         In all of the Company's wholesale businesses, reorders from retail customers are an important source of revenue to supplement the orders taken in advance of the season. Over the years, the importance of reorder activity to a season's success has grown as customers, especially larger retailers, have placed increased reliance on orders transmitted via electronic data interchange
(EDI) programs.

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

Employees

     As of November 29, 1996, the Company employed approximately 3,500 full-time and part-time employees, approximately 370 of whom were represented by collective bargaining units. Management believes that its relations with its employees are good.

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

         The Company depends principally upon its design, engineering, manufacturing and marketing skills and the quality of its products for its ability to compete successfully. The Company conducts research and development for footwear products; however, the level of expenditures with respect to such activity is not material.

Executive Officers of the Registrant

The information with respect to the executive officers of the Company listed below is as of February 25, 1997.

Executive Officers of the Registrant

Name                  Position with Company                            Age

Robert C. Siegel       Chairman of the Board of Directors,              60
                       President and Chief Executive Officer
                       of the Company since joining the
                       Company in December 1993.  Previously,
                       Mr. Siegel was President of the
                       Dockers division of Levi Strauss
                       & Co., an apparel manufacturer and
                       distributor from December 1986 to
                       December 1993, having been employed by
                       Levi Strauss & Co. since 1964.

Executive Officers of the Registrant

Name                  Position with Company                            Age

John R. Ranelli        Executive Vice President of the Company          50
                       since joining the Company in September
                       1996. Prior to joining the Company,
                       Mr. Ranelli was the Chief Operating
                       Officer of Deckers Outdoor Corporation
                       from January 1995 to September 1995,
                       Executive Vice President and Chief
                       Financial Officer of TLC Beatrice
                       from June 1994 to December 1994, and General
                       Manager - International and Europe of The
                       Timberland Company from May 1991 to May 1994.

Joanna M. Jacobson     President, The Keds Corporation since            36
                       joining the Company in April 1996.
                       Prior to joining the Company, Ms. Jacobson was a partner of Core Strategy Group from January 1995 to April 1996 and prior to that was Senior Vice President of Marketing of Converse Inc. from November 1991 to
                       September 1994. Ms. Jacobson was previously employed by the Company as Vice President of Marketing of Sperry Top-Sider, Inc. from
                       October 1990 to June 1991.

Diane M. Sullivan      President, Wholesale division, Stride Rite       41
                       Children's Group, Inc., since joining the Company in April 1995. Prior to joining the Company, Ms. Sullivan was Vice President,
                       Marketing of The Rockport Co., a division of Reebok Ltd., a footwear company from May 1993 to April 1995; the President of
                       The Comfort Food Co., a specialty foods
                       firm from December 1991 to May 1993;
                       and the Vice President, Marketing and
                       Operations of Bright Horizons Children's
                       Centers, Inc., a child care provider,
                       from April 1989 to December 1991.  Ms.
                       Sullivan was previously employed by the
                       Company as Vice President, Marketing of
                       Stride Rite Children's Group, Inc. from
                       October 1985 to April 1989.

Robert B. Moore, Jr.   President, Sperry Top-Sider, Inc. since          46
                       joining the Company in October 1992.
                       From October 1987 until he joined the
                       Company, Mr. Moore was President of
                       Bostonian Shoe Co., a  division of
                       C & J Clark, Inc.

Executive Officers of the Registrant

Name                   Position with Company                           Age

Howard B. Collins, Jr. President, Stride Rite Sourcing                  50
                       International, Inc., since joining the
                       Company in September 1996.  Prior to
                       joining the Company, Mr. Collins was
                       Vice President of Sourcing for The
                       Timberland Company from July 1991 to
                       September 1996.

Dennis Garro           President, Retail division, Stride               49
                       Rite Children's Group, Inc. since joining the Company in April 1994. Prior to joining the Company, Mr. Garro served as Senior Vice President and General
                       Merchandise Manager for Mervyns division of Dayton Hudson Corp. from May 1992 to
                       September 1993 and as Senior Vice
                       President and General Merchandise Manager
                       DFS Group, Ltd. from November 1989 to
                       April 1992.

C. Madison Riley III   Vice President and General Manager,              38
                       Stride Rite International Corp. since
                       January 1996. Previous to this position, Mr. Riley served as Vice President of
                       Stride Rite International Corp. from
                       November 1995 to January 1996, as Vice
                       President and General Manager, Boston
                       Footwear Group, Inc. from November 1994
                       to November 1995, as Vice President,
                       Strategic Planning of the Company from
                       January 1994 to November 1994, as Vice
                       President, Strategic Planning of The Keds
                       Corporation from September 1993 to January
                       1994 and as Director, Strategic Planning of the Company from June 1993 to September 1993.
                       Prior to joining the Company, Mr. Riley
                       served as a partner and regional director of Kurt Salmon Associates, a consulting firm, from July 1985 to June 1993.

John M. Kelliher       Vice President, Finance, Treasurer and           45
                       Controller of the Company since
                       February 1993.  Mr. Kelliher has been
                       Corporate Controller of the Company
                       since March 1982, having joined the
                       Company in June 1981.

Executive Officers of the Registrant

Name                   Position with Company                           Age

Joseph T. Barrell      Vice President of Global Logistics since         45
                       joining the Company in January 1995.
                       Prior to joining the Company, Mr. Barrell
                       Vice President, Distribution of The
                       Timberland Company, a footwear company
                       from June 1991 to January 1995 and the
                       Director, Logistics of Thom McAn Shoe Co., a footwear retailer, from January 1976 to June 1991.

Gerrald B. Silverman   Senior Vice President of Sales, The Keds         38
                       Corporation since January 1996, and prior to that President of Stride Rite
                       International Corp. since joining the
                       Company in April 1994. Prior to joining the Company, Mr. Silverman served as the national sales manager of the Dockers division of Levi Strauss & Co. from
                       October 1992 to April 1994, as West Coast regional manager of the Dockers division of Levi Strauss & Co. from April 1991 to
                       October 1992, and as East Coast district manager of the Dockers division of Levi
                       Strauss & Co. from May 1990 to April 1991.

Lorie M. Karnath       Vice President Licensing, Strategic              37
                       Planning, Mergers and Acquisitions, and
                       Corporate Communications since joining
                       the Company in March 1996.  Prior to
                       joining the Company, Ms. Karnath was a
                       consultant with E.M.C. Group from 1991
                       1996, and an associate with Kidder,
                       Peabody & Co., Inc. from 1987 to 1991.

Karen K. Crider        General Counsel of the Company since             51
                       joining the Company in October 1992,
                       Clerk of the Company since November 1992 and Secretary of the Company since
                       April 1994. Ms. Crider was U.S. Counsel to British Airways, plc, from May 1988 to September 1992.

These executive officers are generally elected at the Board of Directors' meeting held in conjunction with the Company's Annual Meeting and serve at the pleasure of the Board.

Item 2.   Properties

     During fiscal 1996, the Company manufactured footwear and footwear components at two manufacturing and warehouse facilities it owns in Missouri, having closed one leased facility in Fulton, Missouri during February 1996. The Missouri facilities contain approximately 62,400 square feet of manufacturing and approximately 31,600 square feet of warehouse space. On February 19, 1997, the Company announced the closure of the two remaining manufacturing facilities in Missouri. Management expects that manufacturing activities at these facilities will cease during the third quarter of fiscal 1997. The Company also manufactures footwear and footwear components at a 47,000 square foot facility in the Dominican Republic. In addition, the Company owns a facility with approximately 20,000 square feet of space in Woburn, Massachusetts.

     Present manufacturing space totals approximately 129,000 square feet. Approximately 82,000 square feet is owned by the Company and the balance is leased. Management believes that all leases are at commercially reasonable rates and terms.

     The Company owns an automated distribution center located in Louisville, Kentucky providing 520,000 square feet of space and a warehouse in Boston, Massachusetts, which provides 565,000 square feet of space. In January 1997, the Company entered into a lease for a 263,000 square foot distribution facility in Huntington, Indiana. The move of the Stride Rite children's business, the last division remaining in the Company's Boston, Massachusetts facility, is planned for the fourth quarter of fiscal 1997 following the peak back-to-school shipping season. Reference is hereby made to the section of the Registrant's annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning these facilities. The Company's Canadian subsidiary leases approximately 28,000 square feet for warehousing in Mississauga, Ontario.

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

         At November 29, 1996, the Company operated 129 retail stores throughout the country on leased premises which, in the aggregate, covered approximately 205,000 square feet of space. The Company also operates 60 children's footwear departments in certain divisions of Federated Department Stores. In addition, the Company is the lessee of 32 retail locations totaling approximately 37,000 square feet which are subleased to independent Stride Rite dealers and other tenants.

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

        Reference is hereby made to the discussion under Business Environmental Matters set forth in Item 1 of this Annual Report on Form 10-K.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
               Matters

     The information required by this item is included in the Registrant's 1996 Annual Report to Stockholders on pages 1, 26 and 33 and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information required by this item is included in the Registrant's 1996 Annual Report to Stockholders on pages 1, 13 and 26 and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

     The information required by this item is included in the Registrant's 1996 Annual Report to Stockholders on pages 2 through 8 and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is included in the Registrant's 1996 Annual Report to Stockholders on pages 9 through 26 and is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director", "Meetings of the Board of Directors and Committees" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 29, 1996, all of which information is incorporated herein by reference.

Item 11.  Executive Compensation

     Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders under the caption "Executive Compensation" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 29, 1996, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 29, 1996, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 29, 1996, which information is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          (a) Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                              Page in
                                                              Form 10-K

Consolidated Balance Sheets as of November 29, 1996
   and December 1, 1995                                          *

Consolidated  Statements of Income for the fiscal years
   ended November 29, 1996, December 1, 1995 and
   December 2, 1994                                              *

Consolidated  Statements  of Cash Flows for the fiscal
   years ended  November 29, 1996, December 1, 1995 and
   December 2, 1994                                              *

Consolidated  Statements of Changes in Stockholders'
   Equity for the fiscal years ended November 29, 1996,
   December 1, 1995 and December 2, 1994                         *

Notes to Consolidated Financial Statements                       *

Report of Independent Accountants                                *

Report of Independent Accountants on Financial
   Statement Schedules                                           F-1

Financial  Statement  Schedule  for the fiscal  years ended  November  29, 1996,
   December 1, 1995 and December 2, 1994:

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

      (iii)* Employee Stock Purchase Plan of the Registrant -- Such document was filed as Appendix A to the Registrant's Prospectus relating to such plan, dated October 25, 1996, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

       (iv)* 1995 Long-Term Growth Incentive Plan of the Registrant -- Such document was filed as Exhibit 10(vi) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

        (v)* Annual Executive Incentive Compensation Plan (dated as of December 4, 1994) -- Such document was filed as Exhibit 10(vii) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

       (vi)* Form of executive termination agreement, as amended and restated on February 17, 1995. -- Such document was filed as Exhibit 10(viii) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(vi) attached hereto.




*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.                    Description of Exhibit

      (vii) 1994 Non-Employee Director Stock Ownership Plan -- Such Plan was filed as Appendix A to the Registrant's Proxy Statement for its 1994 annual meeting of stockholders, portions of which were filed with the Commission on March 1, 1994 and is incorporated herein by reference.

     (viii)* Form of severance agreement dated February 22, 1995. All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(viii) attached hereto.

       (ix)* Employment Agreement between the Registrant and Robert C. Siegel dated as of December 11, 1996.

     11      Calculation of Net Income Per Share

     13      Selected Portions of Registrant's 1996 Annual Report to
             Stockholders

     21      Subsidiaries of the Registrant

     23      Consent of Independent Accountants

     27      Financial Data Schedules

     (b)     Reports on Form 8-K

                  There were no reports filed on Form 8-K during the fourth quarter of fiscal 1996.






*Denotes a management contract or compensatory plan or arrangement.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STRIDE RITE CORPORATION              THE STRIDE RITE CORPORATION


/s/  John M. Kelliher                    /s/  Robert C. Siegel
-----------------------------------      ---------------------------------
By:  John M. Kelliher, Vice              By:  Robert C. Siegel, Chairman
     President, Finance                       of the Board, President and
     Treasurer and Controller                 Chief Executive Officer
     (Principal Accounting Officer)

Date:  February 7, 1997                  Date:  February 7, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Robert C. Siegel                   /s/   Donald R. Gant
-----------------------------------      ---------------------------------
Robert C. Siegel, Chairman of the        Donald R. Gant, Director
Board of Directors, President and
Chief Executive Officer

Date:  February 7, 1997                  Date:  February 7, 1997


/s/   Margaret A. McKenna                /s/   Frank R. Mori
-----------------------------------      ---------------------------------
Margaret A. McKenna, Director            Frank R. Mori, Director

Date:  February 7, 1997                  Date:  February 7, 1997


/s/   Robert L. Seelert                   /s/   Myles J. Slosberg
-----------------------------------      ---------------------------------
Robert L. Seelert, Director              Myles J. Slosberg, Director

Date:  February 7, 1997                  Date:  February 7, 1997


/s/   W. Paul Tippett, Jr.               /s/   Jeanette S. Wagner
-----------------------------------      ---------------------------------
W. Paul Tippett, Jr., Director           Jeanette S. Wagner, Director

Date:  February 7, 1997                  Date:  February 7, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors
of The Stride Rite Corporation:


  Our  report  on the  consolidated  financial  statements  of The  Stride  Rite
Corporation has been incorporated by reference in this Annual Report on Form 10-K from the 1996 Annual Report to Stockholders of The Stride Rite Corporation and appears on page 28 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 16 of this Annual Report on Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                          /s/ Coopers & Lybrand L.L.P.
                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 7, 1997

                           THE STRIDE RITE CORPORATION
                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in thousands)

                                    Additions
                                    Balance at   Charged to           Balance at
                                    Beginning    Costs and             End of
Description                         Period       Expenses   Deductions Period
                                    -----------  ---------- ---------- --------

Fiscal year ended December 2, 1994: Deducted from assets:
      Allowance for doubt-
       ful accounts                  $3,845      $3,117     $1,101(a)   $5,861
      Allowance for sales
       discounts                      1,757       2,579      1,566(b)    2,770

                                    ========    ========   ========    ========
                                     $5,602      $5,696     $2,667      $8,631
                                    ========    ========   ========    ========

Fiscal year ended December 1, 1995: Deducted from assets:
      Allowance for doubt-
       ful accounts                   5,861       1,899      3,418(a)    4,342
      Allowance for sales
       discounts                      2,770       2,428      2,401(b)    2,797

                                    ========    ========   ========    ========
                                     $8,631      $4,327     $5,819      $7,139
                                    ========    ========   ========    ========

Fiscal year ended November 29, 1996: Deducted from assets:
      Allowance for doubt-
       ful accounts                   4,342       1,214      2,108(a)    3,448
      Allowance for sales
       discounts                      2,797       2,667      1,740(b)    3,724

                                    ========    ========   ========    ========
                                     $7,139      $3,881     $3,848      $7,172
                                    ========    ========   ========    ========

(a) Amounts written off as uncollectible.

(b) Amounts charged against the reserve.

                          THE STRIDE RITE CORPORATION
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 1, 1995

Index to Exhibits

Exhibit No.      Description of Exhibit                            Page No.
-----------      ----------------------                            --------


    10 (vi)*     Form of executive termination agreement, as         24
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

      (viii)*    Form of severance  agreement  dated  February 22,   25
                 1995. All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(viii) attached hereto.

         (ix)*   Employment Agreement between the Registrant         26
                 and Robert C. Siegel, dated as of December 11,
                 1996

     11          Calculation of Net Income Per Share                 34

     13          Selected portions of Registrant's 1996
                 Annual Report to Stockholders                       35

     21          Subsidiaries of the Registrant                      68

     23          Consent of Independent Accountants                  69

     27          Financial Data Schedules                            70


*Denotes a management contract or compensatory plan or arrangement.