Form 10-Q
period 1997-02-28
STRIDE RITE CORP
filed 1997-04-11
CIK 94887

1 of 17 Pages
                                                            Exhibit Index
                                                            Appears on Page 15

--------------------------------------------------------------------------------
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q
(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 1997

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

         Registrant's telephone number, including area code: (617)824-6000

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

             Yes (X)          No ( )

As of March 31 1997,  48,945,596  shares of the registrant's  common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     February 28,                   March 1,
                                         1997       November 29,      1996
                                      (Unaudited)      1996        (Unaudited)
                                   --------------  -------------- --------------

     Assets

     Current assets:
       Cash and cash equivalents         $11,551        $57,269       $13,081

       Short-term investments             36,270         34,611        37,765

       Accounts and notes                 92,804         44,866        92,921
         receivable, net
       Inventories:
         Finished goods                  101,654        115,468       121,700
         Work in process                   1,380            615           815
         Raw materials                     4,349          3,004         3,627
                                        --------       --------       -------
                                         107,383        119,087       126,142

       Deferred income taxes and
        prepaid expenses                  36,939         40,295        43,751
                                       ---------      ---------      --------

       Total current assets              284,947        296,128       313,660

     Property and equipment, net          53,222         52,894        59,286

     Other assets                         19,115         15,308        12,779
                                       ---------      ---------      --------

       Total assets                     $357,284       $364,330      $385,725
                                       =========      =========      ========







       The    accompanying   notes  are  an  integral   part  of  the  condensed
              consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                  February 28,                     March 1,
                                     1997         November 29,       1996
                                  (Unaudited)        1996         (Unaudited)
                                ---------------  --------------   ------------

 Liabilities and Stockholders' Equity

 Current Liabilities:
   Current maturities of
     long-term debt                  $    833        $    833        $    833
   Short-term debt                      3,200               -          30,100
   Accounts payable                    14,114          25,488          10,317
   Income taxes payable                25,533          25,618          24,628
   Accrued expenses and other
     liabilities                       47,732          42,592          41,909
                                      --------        --------        --------
   Total current liabilities           91,412          94,531         107,787

 Deferred income taxes                  8,275           8,275          10,749

 Long-term debt                             -               -             833

 Stockholders' Equity:
   Preferred stock, $1 par value
     Shares authorized - 1,000,000
     Shares issued - None                   -               -               -

   Common stock, $.25 par value
     Share authorized - 135,000,000
     Shares issued - 56,946,544         14,237          14,237         14,237

   Capital in excess of par
     value                              22,691          22,778         23,006

   Retained earnings                   317,799         316,142        322,466

   Less cost of 7,747,230 shares
     of common stock held in
     treasury  (7,279,457 on
     November 29, 1996 and
     7,416,037 on March 1, 1996)      (97,130)        (91,633)       (93,353)
                                     ---------        --------       --------
   Total stockholders' equity         257,597         261,524        266,356
                                     ---------       ---------       --------

   Total liabilities and
     stockholders' equity            $357,284        $364,330       $385,725
                                    ==========      ==========      =========


        The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION (Continued)
--------------------------------------------------------------------------------

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For the periods ended February 28, 1997 and March 1, 1996
                      (In Thousands Except Per Share Data)

                                            1997                  1996
                                    --------------------- ---------------------

Net sales                                  $131,805              $118,899

Cost of sales                                85,795                79,146

Selling and administrative expenses          39,712                37,396
                                           ---------             ---------

Operating income                              6,298                 2,357

Other income (expense):
  Interest income                               852                   762
  Interest expense                              (31)                 (315)
  Other, net                                   (684)                 (783)
                                           ---------             ---------
                                                137                  (336)
                                           ---------             ---------

Income before income taxes                    6,435                 2,021

Provision for income taxes                    2,315                   643
                                           ---------             ---------

Net income                                 $  4,120              $  1,378
                                           =========             =========

Net income per common share                    $.08                  $.03
                                             ======                ======

Dividends per common share                     $.05                  $.05
                                             ======                ======

Average common shares and common
  equivalents outstanding during
  the period                                 49,962                49,781
                                             ======                ======




               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION (Continued)
--------------------------------------------------------------------------------

                           THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For                the three months  ended  February 28, 1996 and March
                            1, 1996 (Dollars in Thousands)
                                                       1997           1996
                                                  ------------    -----------
Cash was provided from (used for) Operations:
  Net income                                          $4,120          $1,378
  Adjustments to reconcile to net cash
   provided from (used for)operations:
  Depreciation and amortization                        2,284           2,518
  Deferred income taxes, net                               -             179
  Compensation expense related to executive
   stock plans                                           178             262
  Equity in loss of affiliate                            400             123
  Loss on disposal of property and equipment               -             458
  Changes in:
    Accounts and notes receivable                    (47,938)        (44,855)
    Inventories                                       11,704          19,356
    Prepaid expenses                                   3,356             528
    Accounts payable, income taxes, accrued
      expenses and other current liabilities          (6,290)        (10,154)
                                                     --------         -------
    Net cash used for operations                     (32,186)        (30,207)
                                                     --------         -------
Investments:
  Short-term investments                              (1,659)        (11,554)
  Additions to property and equipment                 (2,527)         (1,197)
  Distributions and dividends from long-term
    investments                                            -           2,359
  Purchase of noncurrent marketable securities        (1,600)              -
  Increase in other assets                            (2,656)         (2,074)
                                                      -------          ------
    Net cash used for investments                     (8,442)        (12,466)
                                                      -------         -------
Financing:
  Proceeds from sale of stock under stock plans            6              -
  Cash dividends paid                                 (2,483)         (2,476)
  Repurchase of common stock                          (5,813)              -
  Short-term debt                                      3,200          30,100
                                                      -------         ------
    Net cash provided from (used for) financing       (5,090)         27,624
                                                      -------         ------

Net decrease in cash and cash equivalents            (45,718)        (15,049)

Cash and cash equivalents at beginning of
  the period                                          57,269          28,130
                                                     --------         ------

Cash and cash equivalents at end of the period       $11,551         $13,081
                                                    =========        =======

    The accompanying notes are an integral part of the condensed consolidated financial statements

--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION (Continued)
--------------------------------------------------------------------------------

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

         The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended February 28, 1997 and March 1, 1996 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended February 28, 1997 and March 1, 1996 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the fiscal 1997 presentation.

                                     NOTE 2

         During the first three months of fiscal 1997, interest payments amounted to $13,000($249,000 in 1996). For the first three months of 1997 and 1996, the Company received net refunds of income taxes amounting to $278,000 and $6,477,000, respectively.

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

Results of Operations

         The following table summarizes the Company's performance for the first quarter of fiscal 1997 as compared to the results for the comparable period in fiscal 1996:

Increase (Decrease) Percent vs. 1996 Results:

                                                            First Quarter

Net sales                                                       10.8%
Gross profit                                                    15.7%
Selling and administrative expenses                              6.2%
Operating income                                               167.2%
Income before income taxes                                     218.4%
Net income                                                     199.0%

Operating Ratios as a Percent to Net Sales:

                                                      First Quarter
                                         --------------------------------------
                                                1997                 1996
                                         ------------------    ----------------

Gross profit                                    34.9%               33.4%
Selling and administrative expenses             30.1%               31.4%
Operating income                                 4.8%                2.0%
Income before income taxes                       4.9%                1.7%
Net income                                       3.1%                1.2%

                           THE STRIDE RITE CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

         Net sales in the first quarter of fiscal 1997 increased $12.9 million (10.8%) from the sales level achieved in the comparable period of fiscal 1996. A 14.2% increase in revenues related to the Company's wholesale divisions during the first quarter of 1997 offset a 7.2% decline in retail sales during the latest period. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first quarter were 14% higher than the 1996 first quarter and average selling prices in the 1997 quarter increased 6.2% from last year, primarily due to the mix of sales between the Company's various branded divisions. The higher sales of current line merchandise during the first quarter of 1997 offset a 42% decline in the sales of discontinued products. Excluding the impact of product mix charges, net sales in the first quarter of 1997 increased by approximately $0.1. million due to selling price inflation.

         In the first quarter of fiscal 1997, the increased revenues of the Company's wholesale businesses were helped by the shipment of the initial orders of the Tommy Hilfiger(R) division. The Tommy Hilfiger(R) men's product line, which is being marketed under a license agreement with the Tommy Hilfiger(R) Corporation, was introduced to consumers in leading department stores and other specialty retailers on February 1, 1997. The Spring product line includes athletic, sport and casual collections for men. For the Fall season, the Tommy Hilfiger(R) division will introduce outdoor and dress styles for men and will deliver a boys' product line for back-to-school selling. The Company's other wholesale divisions also contributed to the higher revenues in the first quarter of 1997. Sales of the Stride Rite Children's Group to independent dealers, family shoe stores and department stores increased 7% during the first quarter of 1997. The Sperry Top-Sider division's sales during the first quarter of 1997 increased 9% as compared to the comparable period in fiscal 1996 with a 30% increase in the sales of current line merchandise offsetting a 78% decline in the sales of discontinued products. Sales of the Company's International division increased 4% during

                           THE STRIDE RITE CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

during the first quarter of 1997. Sales of the Keds division, the Company's largest business unit, decreased 11% during the first quarter of 1997 as the sales of discontinued styles in the quarter decreased 21% from last year and some business shifted to the second quarter, which the Company believes is due to additional customers taking advantage of Keds reorder capabilities on core styles. Over the past few years, a larger proportion of the sales of Keds basic styles has been transacted through quick-response reorders during the selling season. The sell-through performance of Keds products during retail promotional events scheduled by major retailers in the second quarter of 1997 will be an important factor in determining Keds' success for the Spring season.

         For the first quarter of fiscal 1997, sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet(TM) and Keds retail concepts, decreased 7% from 1996 as a lower store count offset a 2.4% increase in sales at comparable stores. At the end of the first quarter of 1997, the Retail division operated 204 stores, down 14% from the total of 236 stores which were open in February 1996.

Gross Profit

         During the first quarter of fiscal 1997, gross profit increased $6.3 million, a gain of 15.7% compared to the net sales increase of 10.8%. The consolidated gross profit percent in the three months increased 1.5 percentage points, finishing at 34.9% in 1997 compared to 33.4% in 1996. The increased sales of current line merchandise and the lower sales of discontinued styles in the first quarter of 1997 produced a more profitable product mix than in the comparable period of 1996. Inventory obsolescence charges and retail markdowns were lower in the 1997 period due to the Company's reduced inventory levels and a more disciplined approach to purchasing seasonal products. The LIFO provision also had a favorable impact on gross profit comparisons, with LIFO reducing gross profit by $0.2 million (0.2% of net sales) in 1997 compared to a reduction of $1.1 million (0.9% of net sales) in 1996. Inefficiencies in domestic

                           THE STRIDE RITE CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

manufacturing operations widened in the latest quarter, reducing the gross profit percentage by 1.1% in the first quarter of 1997 compared to 0.6% in the first quarter of 1996. In February 1997, the Company announced the closure of its two remaining children's footwear manufacturing facilities in Missouri. Reserves and accruals established in prior years are expected to be sufficient to offset the employee severance and other nonrecurring costs resulting from this decision. However, the Company expects to incur additional unfavorable operating variances during the second quarter of fiscal 1997 as the final production at these facilities is completed and the transfer of styles to lower cost resources in the Far East and Mexico is accomplished. The decreased contribution to consolidated sales of the Retail division, the portion of the Company with the highest gross profit percentage, also negatively impacted the consolidated gross profit performance in the first quarter, as retail sales accounted for 13.1% of total sales in 1997 compared to 15.6% of sales in the first quarter of 1996.

Operating Costs

         Selling and administrative expenses in the first quarter of fiscal 1997 increased $2.3 million or 6.2% above the spending level in the first quarter of 1996. This rate of increase compares favorably to the overall gain in net sales of 10.8%. Operating costs as a percentage of sales decreased from last year by
1.3  percentage  points in the first quarter (30.1% in 1997 compared to 31.4% in
1996). Higher advertising spending, which increased by $1.5 million or 22% in the first quarter of 1997, accounted for a large portion of the increase in operating expenses. The additional advertising costs were primarily related to the launch of the Tommy Hilfiger(R) product line. As a percentage of net sales, advertising expense represented 6.3% of sales in the first quarter of 1997, which was higher than the spending rate of 5.7% of sales in the comparable period in 1996. Retail store expenses decreased 7.4% during the first quarter of 1997 due to the closing of underperforming locations over the past year. Distribution expenses decreased 3.9% during the first quarter of 1997 despite the increased sales volume of the wholesale business units due to increased efficiencies at the Company's Kentucky distribution center. Distribution expenses represented 2.4% of net sales in the first quarter of 1997 compared to 2.8% in the 1996 first quarter.

                           THE STRIDE RITE CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income and Taxes

         Other income (expense) increased pre-tax income by $0.1 million in the first quarter of fiscal 1997 compared to a decrease of $0.3 million in the first three months of fiscal 1996. Interest income increased $0.1 million in the first quarter of 1997 due to higher levels of short-term investments. Interest expense in the first quarter of 1997 was lower than 1996, decreasing $0.3 million, as the Company maintained inventories at lower levels than in 1996. Average short-term borrowings in the first quarter of 1997 were $0.6 million, down significantly from the average borrowings of $18.6 million in the first quarter of 1996.

         The provision for income taxes increased $1.7 million in the first quarter of fiscal 1997 as compared to the similar period in fiscal 1996 primarily due to the higher pre-tax income earned in the 1997 period. The 1997 effective income tax rate was also higher, 36% compared to 31.8% in 1996, due to reduced tax savings related to a company-owned life insurance program.

Net Income

         Net income for the first quarter of fiscal 1997 increased $2.7 million, up 199% from the income earned in the 1996 first quarter. With the improved gross profit and the increase in operating expenses well below the rate of sales growth, the Company's return on net sales in the first quarter of 1997 improved by 1.9 percentage points (3.1% of sales in 1997 compared to 1.2% in 1996).

Liquidity and Capital Resources

         At February 28, 1997, the Company's balance sheet reflects a current ratio of 3.1 to 1 with no long-term debt. The Company's cash and short-term investments totaled $47.8 million at the end of the latest quarter, down from the cash and investments total of $50.8 million at the end of the first quarter of 1996. In 1997, other assets also included $8.7 million of investments in intermediate-term, fixed income instruments. The Company uses bank lines of credit to fund seasonal working capital needs.

                           THE STRIDE RITE CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings under these lines of credit totaled $3.2 million at February 28, 1997, significantly lower than the $30.1 million of short-term debt outstanding at end of the first quarter of 1996. The Company's cash and investments balance, net of these short-term borrowings, totaled $53.3 million at February 28, 1997 compared to a net asset position of $20.7 million at the end of the 1996 first quarter.

         The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first quarter of the fiscal year. During the first quarter of fiscal 1997, the Company used $32.2 million of cash to fund operating needs. This negative cash flow amount was slightly higher than the $30.2 million use of cash to fund operations during the first quarter of fiscal 1996.

         At February 28, 1997, receivable and inventory levels totaled $200.2 million, a decrease of $18.9 million or 8.6% from the $219.1 million asset amount at the end of the first quarter of 1996. Accounts receivable of $92.8 million at the end of the 1997 first quarter was down slightly from 1996 amount despite the 14.2% increase in revenues related to the Company's wholesale businesses. Inventories were also lower at the end of the first quarter of 1997, down $18.8 million or 14.9% from the 1996 level, as additional inventory associated with the Tommy Hilfiger(R) business was more than offset by the impact of retail store closings and a reduction in the inventory level of Keds products.

         The Company's Board of Directors had previously authorized a 16 million share stock repurchase program. During the first quarter of 1997, the Company repurchased 492,900 shares of common stock for an aggregate expenditure of $5.8 million in cash. The latest transactions bring the cumulative shares repurchased under the program to 14,450,400 shares, or 90% of the authorized total, and the aggregate expenditure amount to $125.8 million.

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


                                     THE STRIDE RITE CORPORATION
                                             (Registrant)



Date:  April 11, 1997                By:  /S/ John M. Kelliher
                                     -------------------------
                                          John M. Kelliher
                                          Vice President, Finance,
                                          Treasurer and Corporate
                                          Controller

                           THE STRIDE RITE CORPORATION

                                INDEX TO EXHIBITS

     Exhibit
        No.                                                Sequential Page No.

        11          Computation of Per Share Earnings           16 of 17
        27          Financial Data Schedule                     17 of 17