Form 10-Q
period 1997-05-30
STRIDE RITE CORP
filed 1997-07-10
CIK 94887

1 of 18 Pages
                                                            Exhibit Index
                                                            Appears on Page 16

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 30, 1997

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from________to________.

                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

               Massachusetts                      04-1399290
        (State or other jurisdiction    (I.R.S. Employer Identified No.)
            of incorporation)

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

As of July 1, 1997, 48,413,209 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                          May 30,                     May 31,
                                            1997      November 29,      1996
                                        (Unaudited)        1996     (Unaudited)
   Assets

   Current assets:
     Cash and cash equivalents            $ 14,728       $ 57,269     $ 31,834

     Short-term investments                 46,387         34,611       25,615

     Accounts and notes receivable, net     78,140         44,866       72,965

     Inventories:
      Finished goods                        93,267        115,468      104,054
      Work in process                          515            615          857
      Raw materials                          2,387          3,004        2,992
                                            96,169        119,087      107,903

     Deferred income taxes and
      prepaid expenses                      35,968         40,295       44,649

     Total current assets                  271,392        296,128      282,966

   Property and equipment, net              53,563         52,894       59,398

   Other assets                             19,527         15,308       11,401

     Total assets                         $344,482       $364,330     $353,765




              Theaccompanying  notes  are an  integral  part  of  the  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                       May 30, 1997   November 29,  May 31, 1996
                                        (Unaudited)        1996     (Unaudited)
    Liabilities and Stockholders' Equity

    Current Liabilities:
       Current maturities of
         long-term debt                    $    833       $    833     $    833
       Accounts payable                       8,885         25,488       10,240
       Income taxes payable                  24,518         25,618       24,693
       Accrued expenses and other
         liabilities                         49,770         42,592       38,826
       Total current liabilities             84,006         94,531       74,592

    Deferred income taxes                     8,276          8,275       10,749

    Long-term debt                                -              -          833

    Stockholders' Equity:
       Preferred stock, $1 par value
         Shares authorized-1,000,000
         Shares issued - None                     -              -            -

       Common stock, $25 par value
         Shares authorized-135,000,000
         Shares issued - 56,946,544          14,237         14,237       14,237

       Capital in excess of par value        22,682         22,778       22,780

       Retained earnings                    322,459        316,142      322,997

       Less cost of 8,533,335 shares of common stock held in treasury (7,279,457 on November 29, 1996
         and 7,342,147 on May 31, 1996)    (107,178)       (91,633)     (92,423)

       Total stockholders' equity           252,200        261,524      267,591

       Total liabilities and
         stockholders' equity              $344,482       $364,330     $353,765


              The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the periods ended May 30, 1997 and May 31, 1996
                      (In Thousands Except Per Share Data)

                              Three Months Ended            Six Months Ended
                             May 30,       May 31,        May 30,       May 31,
                              1997          1996           1997          1996
                           ------------  ------------   ------------  ----------

Net sales                  $141,604       $124,185      $273,409      $243,084

Cost of sales                90,341         81,256       176,136       160,402

Selling and
administrative expenses      40,652         38,608        80,364        76,004

Operating income             10,611          4,321        16,909         6,678

Other income(expense):
  Interest income               991            707         1,843         1,469
  Interest expense             ( 50)          (313)          (81)         (628)
  Other, net                   (497)          (527)       (1,181)       (1,310)
                                444           (133)          581          (469)
Income before income
taxes                        11,055          4,188        17,490         6,209

Provision for income
taxes                         3,978          1,176         6,293         1,819

Net income                 $  7,077       $  3,012      $ 11,197     $   4,390

Net income per share       $    .14       $    .06      $    .22     $     .09

Dividends per common
share                      $    .05       $    .05      $    .10      $    .10

Average common shares
and common equivalents
outstanding during
the period                   49,385         49,870        49,798        49,827



              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            For the six months ended May 30, 1997 and May 31, 1996
                               (Dollars in Thousands)

                                                    May 30,1997    May 31,1996
                                                   -------------  -------------
     Cash was provided from (used for) Operations:
       Net income                                       $11,197        $ 4,390
       Adjustments to reconcile to net cash
       provided from (used for)operations:
       Depreciation and amortization                      5,160          5,577
       Deferred income taxes, net                             -            179
       Compensation expense related to executive
         stock plans                                        299            266
       Equity in loss of affiliate                          400            373
       Loss(gain) on disposal of property and               (44)         1,239
         equipment
      Changes in:
         Accounts and notes receivable                  (33,274)       (24,899)
         Inventories                                     22,918         37,595
         Prepaid expenses                                 4,327           (371)
         Accounts payable, income taxes, accrued
           expenses and other current liabilities       (10,436)       (12,572)
       Net cash provided from operations                    547         11,777

     Investments:
       Short-term investments                           (11,776)           596
       Additions to property and equipment               (5,692)        (4,941)
       Proceeds from sales of property and
        equipment                                            49            227
       Distributions and dividends from long-term
        investments                                           -          2,359
       Purchase of noncurrent marketable securities      (2,538)             -
       Increase in other assets                          (2,199)        (1,372)
       Net cash used for investments                    (22,156)        (3,131)

     Financing:
       Proceeds from sale of stock under stock plans        422             13
       Cash dividends paid                               (4,943)        (4,955)
       Repurchase of common stock                       (16,411)           -
       Net cash used for financing                      (20,932)        (4,942)

     Net increase (decrease) in cash and cash
       equivalents                                      (42,541)         3,704
     Cash and cash equivalents at beginning of the
       period                                            57,269         28,130

     Cash and cash equivalents at end of the period     $14,728        $31,834

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended May 30, 1997 and May 31, 1996 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the period ended May 30, 1997 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the fiscal 1997 presentation. Reference is made to the Company's consolidated financial statements for the year ended November 29, 1996 for additional information.

                                     NOTE 2

      During the first six months of fiscal 1997, interest payments amounted to $85,000 ($553,000 in 1996). For the first six months of 1997, payments for income taxes totaled $3,602,000 and in the first half of fiscal 1996, the Company received net refunds of income taxes which amounted to $3,562,000.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained in this Item 2 are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Readers are referred to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 1, 1996 for a discussion of certain of such factors. The Company disclaims any obligation to update such forward-looking statements.

Results of Operations

      The following table summarizes the Company's performance for the second quarter and first six months of fiscal 1997 as compared to the results for the similar periods in fiscal 1996:

Increase (Decrease) Percent vs. 1996 Results:

                                               Second Quarter      Six Months

Net sales                                          14.0%             12.5%
Gross profit                                       19.4%             17.6%
Selling and administrative expenses                 5.3%              5.7%
Operating income                                  145.6%            153.2%
Income before income taxes                        164.0%            181.7%
Net income                                        135.0%            155.1%

Operating Ratios as a Percentage to Net Sales:

                                         Second Quarter       Six Months
                                         1997      1996     1997      1996

Gross profit                             36.2%    34.6%     35.6%     34.0%
Selling and administrative expenses      28.7%    31.1%     29.4%     31.3%
Operating income                          7.5%     3.5%      6.2%      2.7%
Income before income taxes                7.8%     3.4%      6.4%      2.6%
Net income                                5.0%     2.4%      4.1%      1.8%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (cont'd)

     Net sales in the second quarter of fiscal 1997 increased $17.4 million (14%) from the net sales level achieved in the comparable period of fiscal 1996. For the first six months of fiscal 1997, consolidated net sales were above last year's first half by $30.3 million or 12.5%. A 16.7% increase in revenues from the Company's wholesale divisions during the first half of fiscal 1997 offset a 7.1% decline in retail sales in the latest six-month period. In the second quarter of fiscal 1997, wholesale division revenues increased 19.2% from the same period of fiscal 1996, while retail sales decreased 7%. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first half of 1997 were 9.9% higher than the comparable period in 1996 and average selling prices in the first six months of 1997 increased 5.3% from last year, primarily due to the mix of sales between the Company's various branded divisions. The higher sales of current line merchandise during the first half of 1997 offset a 15.3% decline in the sales of discontinued products. Excluding the impact of product mix changes, net sales in the first six months of 1997 decreased by approximately $0.3 million due to selling price deflation.

     In the second quarter and first six months of fiscal 1997, the increased revenues of the Company's wholesale businesses reflected the shipment of the initial orders of the Tommy Hilfiger(R) division. The Tommy Hilfiger(R) men's product line, which is being marketed under a license agreement with the Tommy Hilfiger(R) Licensing, Inc., was introduced to consumers in leading department stores and other specialty retailers on February 1, 1997. The Spring product line included athletic, sport and casual collections for men. For the Fall season, the Tommy Hilfiger(R) division will introduce outdoor and dress styles for men and will deliver an expanded men's athletic product line and a boys' product line for back-to-school selling. The Company's other wholesale divisions also contributed to the higher revenues in the first half of 1997. Sales of the Stride Rite Children's Group to independent dealers, family shoe stores and department stores increased 3% during the second quarter of 1997 to bring the six-month increase to 5% as compared to sales in the same periods of 1996. The Sperry Top-Sider divisions' sales during the second quarter of 1997 increased 32% as compared to the same period in fiscal 1996. For the six-month period of 1997, Sperry Top-Sider sales were 21% higher than 1996 with a 33% increase in the sales of current line merchandise offsetting a 53% decline in the sales of discontinued products. During the second quarter of 1997, sales of the Company's International division almost doubled, a $6 million increase from 1996. For the first half of 1997, International division sales

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

were above 1996 by 47% reflecting the introduction of Tommy Hilfiger(R) product in Canada and Latin America and increased sales of Sperry Top-Sider and Keds products in South America. Sales of the Keds division, the Company's largest business unit, decreased 7% during the second quarter of 1997 and declined 9% for the first six months of 1997 as compared to the same period of fiscal 1996. In the first half of 1997, weak reorders resulted in a 12% reduction in the sales of the basic Keds Champion(R) product line. Sales of discontinued styles at Keds were also lower in the first half of 1997, down 15% from the same period of 1996.

     For the first six months of fiscal 1997, sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet(TM) and Keds retail concepts, decreased 7.1% from 1996 as a lower store count offset a 2% increase in sales at comparable stores. In the second quarter of fiscal 1997, comparable store sales were up 1.7% from the similar period in 1996. At the end of the second quarter of 1997, the Retail division operated 205 stores, down 12% from the total of 234 stores open in May 1996.

Gross Profit

     During the first six months of fiscal 1997, gross profit increased $14.6 million, a gain of 17.6% compared to the net sales increase of 12.5%. The consolidated gross profit percent in the first half of 1997 increased 1.6 percentage points, finishing at 35.6% in 1997 compared to 34.0% in 1996. The gross profit performance also improved in the second quarter of 1997 as compared to 1996 with the consolidated gross profit percent improving 1.6 percentage points in the quarterly period to 36.2%. The increased sales of current line merchandise and the lower sales of discontinued styles in the first half of 1997 produced a more profitable product mix than in the comparable period of 1996. Inventory obsolescence charges and retail markdowns were lower in the 1997 period due to the Company's reduced inventory levels and a more disciplined approach to purchasing seasonal products. The LIFO provision also had a favorable impact on gross profit comparisons, with LIFO increasing gross profit by $0.1 million (less than 0.1% of net sales) in 1997 compared to a reduction of $2.8 million (1.1% of net sales) in 1996.

     Inefficiencies in domestic manufacturing operations reduced the gross profit percentage by 0.7% in the first six months of 1997. In February 1997, the Company announced the closure of its two children's footwear manufacturing facilities in Missouri. Existing reserves and accruals are expected to be sufficient to offset the employee severance and other nonrecurring costs resulting from this decision. The Company expects to incur additional

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unfavorable operating variances during the third quarter of fiscal 1997 as the final production at these facilities is completed and the transfer of styles to lower cost resources in the Far East and Mexico is accomplished. The decreased contribution to consolidated sales of the Retail division, the portion of the Company with the highest gross profit percentage, also negatively impacted the consolidated gross profit performance in the first half of 1997, as retail sales accounted for 14.6% of total sales in 1997 compared to 17.7% of sales in the first six months of 1996.

Operating Costs

     Selling and administrative expenses in the first six months of fiscal 1997 increased $4.4 million or 5.7% above the first half of 1996. This rate of increase compares favorably to the overall gain in net sales of 12.5%. Operating costs as a percentage of sales decreased from last year by 1.9 percentage points in the first six months (29.4% in 1997 compared to 31.3% in 1996). The operating cost comparison between the 1997 and 1996 second quarter periods was also favorable as expenses increased by only 5.3% compared to the sales gain of 14% and the relationship of expenses to net sales declined by 2.4 percentage points.

     Higher advertising spending, which increased by $1.9 million or 14% in the first six months of 1997, accounted for a large portion of the increase in operating expenses. The additional advertising costs were primarily related to the launch of the Tommy Hilfiger(R) product line and a shift in spending to the first half of the year at Stride Rite Children's Group and Sperry Top-Sider. As a percentage of net sales, advertising expense represented 5.7% of sales in the first six months of 1997, which was slightly higher than the spending rate of 5.6% of sales in the comparable period in 1996. Retail store expenses decreased 7.4% during the first half of 1997 due to the closing of underperforming locations over the past year. Distribution expenses decreased 4.6% during the first six months of 1997 despite the increased sales volume of the wholesale business units due to increased efficiencies at the Company's Kentucky distribution center. Distribution expenses represented 2.3% of net sales in the first half of 1997 compared to 2.8% in 1996.

Other Income and Taxes

     Other income (expense) increased pre-tax income by $0.6 million in the first six months of fiscal 1997 compared to a decrease of $0.5 million in the first half of fiscal 1996. Interest income increased $0.4 million in 1997 due to higher levels of short-term investments during the first six months of 1997 than in the comparable 1996 period. Interest expense in the first six months of 1997 was lower than 1996, decreasing $0.5 million, as the Company

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maintained lower borrowing due to reduced inventory levels. Average short-term borrowings in the first six months of 1997 were $1.1 million, down significantly from the average borrowings of $18.3 million in the comparable period of 1996.

     The provision for income taxes increased $4.5 million in the first six months of fiscal 1997 as compared to the similar period in fiscal 1996 primarily due to the higher pre-tax income earned in the 1997 period. The 1997 effective income tax rate was also higher, 36% compared to 29.3% in 1996, due to reduced tax savings related to a company-owned life insurance program.

Net Income

     Net income for the first six months of fiscal 1997 increased $6.8 million, up 155 % from the income earned in the 1996 first half. With the improved gross profit performance and an increase in operating expenses which was well below the rate of sales growth, the Company's after-tax return on net sales in the first six months improved by 2.3 percentage points (4.1% of sales in 1997 compared to 1.8% in 1996).

Liquidity and Capital Resources

     At May 30, 1997,  the Company's  balance sheet  reflects a current ratio of
3.2 to 1 with no long-term debt. The Company's cash and short-term investments totaled $61.1 million at the end of the latest quarter, above from the cash and investments total of $57.4 million at the end of the first half of 1996. In 1997, other assets also included $9.6 million of investments in intermediate-term, fixed income instruments. During the first six months of 1997, the Company's operations generated $0.6 million of cash, down from the $11.8 million operating cash flow in 1996 as additional working capital was required in the first half of 1997 to support the increased sales levels. In addition, during the 1997 period, the Company increased its short-term investments by $11.8 million from the 1996 fiscal year-end total.

     At May 30, 1997, receivable and inventory levels totaled $174.3 million, a decrease of $6.6 million or 3.6% from the $180.9 million asset amount at the end of the first half of 1996. Accounts receivable of $78.1 million at the end of the second quarter of 1997 was only 7.1% above from 1996 amount, despite the 19.2% increase in revenues related to the Company's wholesale businesses during the second quarter of 1997. Inventories were lower at the end of the first six months of 1997, down $11.7 million or 10.8% from the 1996 level, as additional inventory associated with the Tommy Hilfiger(R) business was more than offset by the impact of retail store closings and a reduction in the inventory level of Keds products.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's Board of Directors had previously authorized a 16 million share stock repurchase program. During the first six months of 1997, the Company repurchased 1,327,900 shares of common stock for an aggregate expenditure of $16.4 million in cash. The latest transactions bring the cumulative shares repurchased under the program to 15,285,400 shares, or 96% of the authorized total, and the aggregate expenditure amount under this program to $136.4 million.

      The Company uses bank lines of credit to fund seasonal working capital needs. There were no borrowings outstanding under these arrangements at May 30, 1997 or May 31, 1996.

PART II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Company's shareholders was held on April 23, 1997. The three Directors nominated by management were elected by the vote set forth below:

                                                Votes
                                       ------------------------
          Name of Director             For            Withheld

          Robert L. Seelert            46,241,799     618,631
          Robert C. Siegel             46,193,270     667,160
          Myles J. Slosberg            46,244,961     615,469

The Company's other directors, whose term of office continues after the 1997 stockholders' meeting, are as follows:

                              Donald R. Gant
                              Margaret A. McKenna
                              Frank R. Mori
                              W. Paul Tippett, Jr.
                              Jeanette S. Wagner

The Company's shareholders also ratified the Company's selection of Coopers & Lybrand L.L.P. as auditors of the Company for the 1997 fiscal year by the vote set forth below:



                          Votes
          -----------------------------------------------
                For       Against          Abstentions

            46,573,409    145,301            141,720

                           THE STRIDE RITE CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)    Exhibits               Description of Exhibit
                         Exhibit No.
                              11           Computation of Per Share Earnings
                              27           Financial Data Schedule

             (b)    Reports on Form 8-K
                    The Company did not file any current reports on Form 8-K during the second quarter of fiscal year 1997. On July 1, 1997, the Company filed a report on Form 8-K describing the adoption of a replacement shareholder rights plan, under which one preferred share purchase right will be distributed to stockholders of record on July 17, 1997. This shareholder rights plan replaces a similar plan instituted by the Company's Board of Directors in July 1987. Rights issued pursuant to the 1987 plan will expire on July 17, 1997. For additional information, reference is made to the Form 8-K and Form 8-A filed on July 1, 1997, including the exhibits thereto.

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    THE STRIDE RITE CORPORATION
                                            (Registrant)

Date:  July 10, 1997                By:   /s/ John M. Kelliher
                                          John M. Kelliher
                                          Vice President, Finance,
                                          Treasurer, and Corporate Controller

                           THE STRIDE RITE CORPORATION


                                INDEX TO EXHIBITS



Exhibit No.

                                                      Sequential Page No.
     11      Computation of Per Share Earnings           Page 17 of 18

     27      Financial Data Schedule                        Page 18