Form 10-Q
period 1997-08-29
STRIDE RITE CORP
filed 1997-10-10
CIK 94887

1 of 17 Pages
                                                            Exhibit Index
                                                            Appears on Page 14



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
            EXCHANGE ACT OF 1934

                For the quarterly period ended August 29, 1997

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from_______to______.

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

      Registrant's telephone number, including area code: (781)824-6000

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

Yes     X               No                          ____
      -----

      As of October 6, 1997, 47,718,394 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     August 29,                     August 30,
                                         1997       November 29,        1996
                                     (Unaudited)         1996        (Unaudited)
Assets

Current assets:
  Cash and cash equivalents             $  7,606      $ 57,269       $ 41,080

  Short-term investments                  44,504        34,611         30,016

  Accounts and notes receivable, net      85,893        44,866         74,959

  Inventories:
   Finished goods                        114,592       115,468         91,210
   Work in process                           501           615          1,070
   Raw materials                             919         3,004          5,048
                                        --------
                                         116,012       119,087         97,328

  Deferred income taxes and
   prepaid expenses                       35,633        40,295         43,881
                                        --------

  Total current assets                   289,648       296,128        287,264

Property and equipment, net               54,016        52,894         54,275

Other assets                              18,791        15,308         16,602
                                        --------

  Total assets                          $362,455      $364,330       $358,141
                                        ========










              Theaccompanying  notes  are an  integral  part  of  the  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                      August 29,                     August 30,
                                         1997        November 29,       1996
                                      (Unaudited)        1996        (Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
  Current maturities of
   long-term debt                       $    833        $    833       $    833
  Short-term debt                          9,700               -              -
  Accounts payable                         9,266          25,488         13,591
  Income taxes payable                    27,069          25,618         25,592
  Accrued expenses and other
   liabilities                            57,662          42,592         39,454
                                        --------
  Total current liabilities              104,530          94,531         79,470

Deferred income taxes                      8,796           8,275          9,444

Long-term debt                                 -               -            833

Stockholders' Equity:
  Preferred stock, $1.00 par value
   Shares authorized - 1,000,000
   Shares issued - None                        -               -              -

  Common stock, $.25 par value
   Shares authorized - 135,000,000
   Shares issued - 56,946,544             14,237          14,237         14,237

  Capital in excess of par value          22,643          22,778         22,745

  Retained earnings                      328,263         316,142        323,711

  Less cost of 9,228,150 shares of
   common stock held in treasury
   (7,279,457 on November 29, 1996
   and 7,332,306 on August 30, 1996)    (116,014)        (91,633)       (92,299)
                                        ---------

  Total stockholders' equity             249,129         261,524        268,394
                                        --------        ----------     --------

  Total liabilities and stockholders'
   equity                               $362,455        $364,330       $358,141
                                        ========



              The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the periods ended August 29, 1997 and August 30, 1996
                      (In Thousands Except Per Share Data)

                        Three Months Ended                  Nine Months Ended

                            August 29,    August 30,   August 29,    August 30,
                               1997          1996         1997          1996
                            ----------    ----------   ----------    ----------

Net sales                    $144,463       $123,540     $417,872      $366,624

Cost of sales                  90,419         80,067      266,555       240,469

Selling and
  administrative expenses      41,632         40,061      121,996       116,065
                             ----------      --------    --------      --------

Operating income               12,412          3,412       29,321        10,090

Other income(expense):
  Interest income               1,111            878        2,954         2,347
  Interest expense                (70)           (38)        (151)         (666)
  Other, net                     (561)          (346)      (1,742)       (1,656)
                              --------
                                  480            494        1,061            25
                              --------

Income before income taxes     12,892          3,906       30,382        10,115

Provision for income taxes      4,706            713       10,999         2,532
                             ---------

Net income                   $  8,186        $ 3,193     $ 19,383      $  7,583
                             =========

Net income per share         $    .17        $   .06     $    .39      $    .15
                             =========

Dividends per common
  share                      $    .05        $   .05     $    .15      $    .15
                             =========

Average common shares and
  common equivalents
  outstanding during the
  period                       48,675         49,831       49,341        49,827
                              ========




              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the nine months ended August 29, 1997 and August 30, 1996
                         (Dollars in Thousands)

                                                     August 29,      August 30,
                                                        1997            1996
                                                    -----------    ------------
Cash was provided from (used for) Operations:
  Net income                                             $19,383      $  7,583
  Adjustments to reconcile to net cash provided
    from (used for)operations:
  Depreciation and amortization                            7,880         7,601
  Deferred income taxes, net                                 477          (375)
  Compensation expense related to executive stock
   plans                                                     443           393
  Equity in loss of affiliate                                400           559
  Loss on disposal of property and equipment                 717         1,564
  Loss related to impairment of asset                          -         3,800
  Gain related to long-term investment                         -          (171)
  Changes in:
   Accounts and notes receivable                        (41,027)       (26,893)
   Inventories                                             3,075        48,170
   Long term notes receivable                                  -            61
   Prepaid expenses                                        4,706          (353)
   Accounts payable, income taxes, accrued expenses
     and other current liabilities                           430        (7,728)
                                                         ---------    ---------

  Net cash provided from (used for) operations           (3,516)        34,211
                                                        --------      --------
Investments:

  Short-term investments                                 (9,893)        (3,805)
  Additions to property and equipment                    (9,759)        (5,966)
  Proceeds from sales of property and equipment             259            270
  Purchase of noncurrent marketable securities           (2,464)        (5,989)
      Distributions and dividends from long-term
            investments                                        -         2,622
  Increase in other assets                               (1,605)          (973)
                                                        --------      ---------
  Net cash used for investments                         (23,462)       (13,841)
                                                        --------      ---------
Financing:
  Proceeds from sale of stock under stock plans              536            15
  Cash dividends paid                                    (7,364)        (7,435)
  Repurchase of common stock                            (25,557)            -
  Short-term debt                                         9,700             -
                                                        --------       --------
  Net cash used for financing                           (22,685)        (7,420)
                                                        --------      ---------
Net increase (decrease) in cash and cash
  equivalents                                           (49,663)        12,950
Cash and cash equivalents at beginning of the
  period                                                 57,269         28,130
                                                        --------      --------
Cash and cash equivalents at end of the period          $ 7,606       $ 41,080
                                                        =========     ========


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements
                                      5

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 29, 1997 and August 30, 1996 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the nine-month period ended August 29, 1997 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's financial statements (and the notes thereto) included in the Company's Form 10-K for the fiscal year ended November 29, 1996. Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the fiscal 1997 presentation.

                                     NOTE 2

     During the first nine months of fiscal 1997, interest payments amounted to $140,000 ($558,000 in 1996). For the first nine months of 1997, payments for income taxes totaled $2,283,000 and, in the comparable period of fiscal 1996, the Company received net refunds of income taxes which amounted to $3,193,000.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained in this Item 2 are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Readers are referred to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 1, 1996 for a discussion of certain of such factors. The Company disclaims any obligation to update any of such forward-looking statements.

Results of Operations

     The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 1997 as compared to the results for the same periods in fiscal 1996:

Increase (Decrease) Percent vs. 1996 Results:

                                         Third Quarter        Nine Months

Net sales                                    16.9%               14.0%
Gross profit                                 24.3%               19.9%
Selling and administrative expenses           3.9%                5.1%
Operating income                            263.8%              190.6%
Income before income taxes                  230.1%              200.4%
Net income                                  156.4%              155.6%


Operating Ratios as a Percentage to Net Sales:

                                        Third Quarter         Nine Months

                                        1997        1996       1997        1996
                                        ----        ----                   ----

Gross profit                           37.4%       35.2%      36.2%       34.4%
Selling and administrative expenses    28.8%       32.4%      29.2%       31.7%
Operating income                        8.6%        2.8%       7.0%        2.8%
Income before income taxes              8.9%        3.2%       7.3%        2.8%
Net income                              5.7%        2.6%       4.6%        2.1%

                           THE STRIDE RITE CORPORATION

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

     Net sales in the third quarter of fiscal 1997 increased $20.9 million or 16.9% from the net sales level achieved in the comparable period of fiscal 1996. For the first nine months of fiscal 1997, consolidated net sales were above last year's first nine months by $51.2 million or 14%. An 18% increase in revenues from the Company's wholesale divisions during the first nine months of fiscal 1997 offset a 4.4% decline in retail sales in the latest nine-month period. In the third quarter of fiscal 1997, wholesale division revenues increased 20.7% from the same period of fiscal 1996, while retail sales increased 0.5%. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first nine months of 1997 were 9% higher than the comparable period in 1996 and average selling prices in the first nine months of 1997 increased 9.1% from last year, primarily due to the mix of sales between the Company's various branded divisions. The higher sales of current line merchandise during the first nine months of 1997 offset a 33% decline in the sales of discontinued products compared to the prior period. Excluding the impact of product mix changes, net sales in the first nine months of 1997 decreased by approximately $3.1 million due to selling price deflation.

     In the third quarter and first nine months of fiscal 1997, the increased revenues of the Company's wholesale businesses reflected the shipment of the initial orders of its Tommy Hilfiger(R) division. The Tommy Hilfiger(R) men's product line, which is being marketed under a license agreement with Tommy Hilfiger(R) Licensing, Inc., was introduced to consumers in leading department stores and other specialty retailers on February 1, 1997. The Spring 1997 product line included athletic, sport and casual collections for men. In the third quarter of 1997, the Tommy Hilfiger(R) division introduced outdoor and dress styles for men and delivered an expanded men's athletic product line and a boys' product line for back-to-school selling. The Company's other wholesale divisions also contributed to the higher revenues in the first nine months of 1997. Sales of the Stride Rite Children's Group to independent dealers, family shoe stores and department stores during the nine-month period of 1997 increased 2% as compared to sales in the same period of 1996. However, Children's Group sales in the third quarter of 1997 decreased 1% from 1996 as reorders from department store accounts were slower than expected. Shipments in the third quarter of 1997 were also impacted by the labor action at United Parcel Service of America, Inc. which caused some level of business disruption during August, a critical month in the back-to-school season. For the nine-month period of 1997, Sperry Top-Sider sales were 14% higher than 1996 with a 24% increase in the sales of current line merchandise offsetting a 50% decline in the sales of discontinued products.

                           THE STRIDE RITE CORPORATION

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - continued:

The Sperry Top-Sider divisions' sales during the third quarter of 1997 decreased 3% as compared to the same period in fiscal 1996 as reorders for basic boat shoes slowed.During the third quarter of 1997, sales of the Company's International division increased 20% from 1996. For the first nine months of 1997, International division sales were above 1996 by 37%, reflecting the introduction of Tommy Hilfiger(R) products in Canada and Latin America and increased sales of Sperry Top-Sider and Keds products in South America. Sales of the Keds division decreased 16% during the third quarter of 1997 and declined 11% for the first nine months of 1997 as compared to the same periods in fiscal 1996. Sales of Keds current line merchandise declined 8% from 1996 for both the third quarter and nine-month periods, while sales of discontinued styles in 1997 declined 67% for the third quarter and 37% for the nine months. In the first nine months of 1997, weak reorders resulted in a 17% reduction in the sales of the basic Keds Champion(R) product line. Sales of Keds new "Ready to Wear" style, which was introduced in a leather version during the third quarter, were not sufficient to offset the Champion(R) decline.

     For the first nine months of fiscal 1997, sales of the Company's Retail division, which includes the Stride Rite children's booteries and leased departments, manufacturers' outlets and the initial stores of the Great Feet(TM) and Keds retail concepts, decreased 4.4% from 1996 as a lower store count offset a 3.1% increase in sales at comparable stores. In the third quarter of fiscal 1997, comparable store sales were increased 5% from the same period in 1996. At the end of the third quarter of 1997, the Retail division operated 204 stores, down 4% from the total of 212 stores open in August 1996.

Gross Profit

     During the first nine months of fiscal 1997, gross profit increased $25.2 million from the comparable period in 1996, a gain of 19.9% compared to the net sales increase of 14% over the same period. The consolidated gross profit percentage in the first nine months of 1997 increased 1.8 percentage points, finishing at 36.2% in 1997 compared to 34.4% in 1996. The gross profit performance also improved in the third quarter of 1997 as compared to 1996 with the consolidated gross profit percentage improving 2.2 percentage points in the quarterly period to 37.4%. The increased sales of current line merchandise and the lower sales of discontinued styles in the first nine months of 1997 produced a more profitable product mix than in the comparable period of 1996. Inventory obsolescence charges and retail markdowns were

                           THE STRIDE RITE CORPORATION

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations,continued:

lower in the 1997 period due to a more disciplined approach to purchasing seasonal products. The LIFO provision also had a favorable impact on gross profit comparisons, with LIFO increasing gross profit by $1.4 million (0.3% of net sales) in the first nine months of 1997 compared to a gross profit reduction of $1.7 million (0.5%of net sales) in the comparable period of fiscal 1996. The primary cause of the favorable LIFO impact in fiscal 1997 is the reduction of certain manufactured inventory quantities which were valued at costs prevailing in prior years. Inefficiencies in domestic manufacturing operations reduced the gross profit percentage by 0.4 percentage points in the first nine months of 1997. In February 1997, the Company announced the closure of its two children's footwear manufacturing facilities in Missouri. Existing reserves and accruals are expected to be sufficient to offset the employee severance and other nonrecurring costs resulting from this decision. The facilities were closed during the third quarter of fiscal 1997 following the transfer of styles to lower cost resources in the Far East and Mexico. Finally, the decreased contribution to consolidated sales of the Retail division, the division of the Company with the highest gross profit percentage, also negatively impacted the Company's consolidated gross profit performance in the first nine months of 1997, as retail sales accounted for 15.2% of total sales in 1997 compared to 18.1% of sales in the first nine months of 1996.

Operating Costs

     Selling and administrative expenses in the first nine months of fiscal 1997 increased $5.9 million or 5.1% above the similar period in 1996. This rate of increase compares favorably to the overall gain in net sales of 14%. Operating costs as a percentage of net sales decreased from last year by 2.5 percentage points in the first nine months (29.2% in 1997 compared to 31.7% in 1996). The operating cost comparison between the 1997 and 1996 third quarter periods was also favorable as expenses increased by only 3.9% compared to the sales gain of 16.9% and the relationship of expenses to net sales declined by 3.6 percentage points. Expenses in the third quarter and nine-month period of 1996 included a provision of $3.8 million related to the impairment in value of certain software-related expenses which were capitalized in prior years.

     Higher advertising spending, which increased by $3.6 million or 18% in the first nine months of 1997, accounted for the largest portion of the increase in operating expenses. The additional advertising costs were primarily related to the launch of the Tommy Hilfiger(R) product line and a shift in spending to the first nine months of the year at Stride Rite Children's Group. As a percentage of net sales, advertising expense

                           THE STRIDE RITE CORPORATION

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, continued:

represented 5.7% of sales in the first nine months of 1997, which was slightly higher than the spending rate of 5.5% of sales in the comparable period in 1996. Distribution expenses increased 12.6% during the first nine months of 1997 due to the increased sales volume of the wholesale business units and start-up expenses of $1.4 million related to a new distribution facility in Huntington, Indiana. The Company expects to begin shipping Stride Rite brand products from the new Indiana facility during the fourth quarter of 1997. Distribution expenses, including the start-up costs, represented 2.6% of net sales in the first nine months of 1997 compared to 2.7% for the same period in 1996. Retail store expenses decreased 4.9% during the first nine months of 1997 due to the closing of underperforming locations over the past year.

Other Income and Taxes

     Other income (expense) increased pre-tax income by $1.1 million in the first nine months of fiscal 1997 compared to a small favorable impact in the first nine months of fiscal 1996. Interest income increased $0.6 million in 1997 due to higher levels of short-term investments during the first nine months of 1997 than in the comparable 1996 period. Interest expense in the nine month period of 1997 was lower than 1996, decreasing $0.5 million, as the Company maintained lower borrowings due to reduced inventory levels. Average short-term borrowings in the first nine months of 1997 were $1.7 million, down significantly from the average borrowings of $12.2 million in the comparable period of 1996.

     The provision for income taxes increased $8.5 million in the first nine months of fiscal 1997 as compared to the similar period in fiscal 1996 primarily due to the higher pre-tax income earned in the 1997 period. The 1997 effective income tax rate was also higher, 36.2% compared to 25% in 1996, due to reduced tax savings related to a company-owned life insurance program.

Net Income

     Net income for the first nine months of fiscal 1997 increased $11.8 million, up 155.6% from the income earned in the 1996 nine-month period. With the improved gross profit performance and an increase in operating expenses which was well below the rate of sales growth, the Company's after-tax return on net sales in the first nine months improved by 2.5 percentage points (4.6% of sales in the first nine months of 1997 compared to 2.1% in the 1996 period).

                           THE STRIDE RITE CORPORATION

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At August 29, 1997, the Company's balance sheet reflects a current ratio of
2.8 to 1 with no long-term debt. The Company's cash and short-term investments totaled $52.1 million at the end of the latest quarter, below the cash and investments total of $71.1 million at the end of the first nine months of 1996. In 1997, other assets also included $9.6 million of investments in intermediate-term, fixed income instruments compared to $6 million of similar investments at August 30, 1996. During the first nine months of 1997, the Company's operations used $3.5 million of cash, down from the $34.2 million of cash flow provided from operations in 1996 as additional working capital was required in the first nine months of 1997 to support the increased sales levels.

      At August 29, 1997, receivable and inventory levels totaled $201.9 million, an increase of $29.6 million or 17.2% from the $172.3 million asset amount at the end of the first nine months of 1996. Accounts receivable of $85.9 million at the end of the third quarter of 1997 was 14.5% above from comparable 1996 amount, a rate of growth below the 20.7% increase in revenues of the Company's wholesale businesses during the third quarter of 1997. Inventories were higher at the end of the first nine months of 1997, up $18.7 million or 19.2% from the 1996 level with substantially all of the increase related to inventory associated with the Tommy Hilfiger(R) business.

      The Company's Board of Directors had previously authorized a 16 million share stock repurchase program. The Company completed this repurchase program during the third quarter of 1997. In the first nine months of 1997, the Company repurchased 2,042,500 shares of common stock for an aggregate expenditure of $25.6 million in cash. These transactions bring the aggregate expenditure amount for the 16 million share repurchase program to $145.6 million.

      The Company uses bank lines of credit to fund seasonal working capital needs. Borrowings outstanding under these arrangements at August 29, 1997 amounted to $9.7 million. No borrowings were outstanding at August 30, 1996.

Part II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits                   Description of Exhibit
               Exhibit No.
                   11              Computation of Per Share Earnings
                   27              Financial Data Schedule

(b)     Reports on Form 8-K

        On July 1, 1997, the Company filed a report on Form 8-K describing the adoption of a replacement shareholder rights plan, under which preferred share purchase rights were distributed to stockholders of record on July 17, 1997. This shareholder rights plan replaced a similar plan instituted by the Company's Board of Directors in July 1987. For additional information, reference is made to the Form 8-K and Form 8-A filed on July 1, 1997, including the exhibits thereto.

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    THE STRIDE RITE CORPORATION
                                            (Registrant)

Date:  October 10, 1997             By:   /s/ John M. Kelliher
                                          --------------------
                                          John M. Kelliher
                                          Vice President, Finance,
                                          Treasurer, and Corporate Controller

                           THE STRIDE RITE CORPORATION


                                INDEX TO EXHIBITS



Exhibit No.

                                                         Sequential Page No.
     11       Computation of Per Share Earnings             Page 16 of 17

     27       Financial Data Schedule                        Page 17 of 17