Form 10-K
period 1997-11-28
STRIDE RITE CORP
filed 1998-02-26
CIK 94887

1 of 141 pages
                                                             Exhibit Index
                                                             appears on Page 24
-----------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended November 28, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ___________ to _________

                       Commission file number 1-4404

                        THE STRIDE RITE CORPORATION

          (Exact name of registrant as specified in its charter)

  Massachusetts                       04-1399290
  (State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation)

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

The aggregate market value of the Registrant's Common Stock $.25 par value, held by non-affiliates of the Registrant as of February 17, 1998, was $548,152,705 based on the closing price on that date on the New York Stock Exchange. As of February 17, 1998, 47,213,742 shares of the Registrant's Common Stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

                    Documents Incorporated by Reference

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:


                                                 Part of Form 10-K into
Name of Document                                 which document is incorporated

Portions of the Registrant's Annual Report to
Stockholders for fiscal year ended November 28, 1997
                                                            Part I and Part II

Portions of the Registrant's Proxy Statement for 1998
Annual Meeting of Stockholders
                                                            Part III

                                 PART I

Item 1.   Business

General

         The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and a major marketer of athletic and casual footwear for children and adults. A significant portion of its products are manufactured abroad by independent manufacturers to the Company's specifications. Footwear products are distributed through independent retail stores, Company-owned stores and footwear departments in department stores. Unless the context otherwise requires, references to the "Company" and "The Stride Rite Corporation" in this document are to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Products

         Children's footwear, designed primarily for consumers between the ages of six months and 12 years, encompasses a complete line of products, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R), MUNCHKIN(TM), SPERRY(R) and STREET HOT(R) trademarks in medium to high price ranges.

         Sneakers and casual footwear for adults and children are marketed under the KEDS(R) and PRO-KEDS(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

         Marine footwear and portions of the Company's outdoor recreational, hand-sewn, dress and casual footwear for adults and children are marketed under the Company's SPERRY TOP-SIDER(R) and SPERRY(R) trademarks. Products sold under the SPERRY TOP-SIDER(R) label also include sneakers and sandals for men and women.

         In Spring 1997, the Company introduced dress casual, sport casual, dress and athletic footwear for men using the TOMMY HILFIGER(R) brand name under a license agreement with Tommy Hilfiger Licensing, Inc. A boys' product line was also launched in 1997 in time for back-to-school selling.

         During fiscal 1997, the Company solicited and won three new licensed footwear opportunities, LEVI'S(R), NINE WEST KIDS(TM) and the extension of the TOMMY HILFIGER(R) brand to women's and girls' footwear. The Company intends to introduce product lines for these three new opportunities in the second half of fiscal 1998.

Sales and Distribution

         During the 1997 fiscal year, the Company sold its products nationwide to customers operating retail outlets, including department stores, sporting goods stores and marinas, as well as Stride Rite Bootery stores and other shoe stores operated by independent retailers. In addition, the Company sold footwear products to consumers through Company-owned stores, including bootery stores, manufacturers' outlet stores, a Keds concept store, Great Feet(R) concept stores, and children's footwear departments in department stores. The Company's largest single customer accounted for less than 6% of consolidated net sales for the fiscal year ended November 28, 1997.

         The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's bootery stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to a dealer. There are approximately 31 independent dealers who currently sublease store locations from the Company.

         The Company owns an automated distribution center located in Louisville, Kentucky providing 520,000 square feet of space and a warehouse in Boston, Massachusetts, providing 565,000 square feet of space. The Company closed the Boston facility in December of 1997 after transferring the distribution function for the Stride Rite brand to a 263,000 square foot facility which has been leased in Huntington, Indiana. The Boston facility and adjoining real estate are presently being offered for sale by the Company.

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

         In fiscal 1997, in addition to the United States, KEDS(R) brand products were also sold in Austria, Belgium, France, Germany, Ireland and the United Kingdom through a representative office operated by the Company's French subsidiary which was closed in the first quarter of fiscal 1998 after licensing the distribution rights to a third party. KEDS(R) brand products were distributed through third parties in Australia, Brazil, Chile, Cyprus, Denmark, Egypt, Greece, Hong Kong, Indonesia, Israel, Japan, New Zealand, the Philippines, Portugal, Saudi Arabia, Singapore, South Africa, South Korea and Sweden, as well as in several other countries in Latin America and Asia, using local distributors. PRO-Keds(R) brand products are sold by a licensee in Japan under a trademark license agreement. Further, KEDS(R) products are sold in Central America under a distribution agreement. During 1997 the Company entered into new licensing agreements covering the sale of KEDS(R) footwear in the Antilles Islands, Aruba, Bahamas, Belize, Bonaire, Cayman Islands, Costa Rica, Curacao, the Dominican Republic, El Salvador, Guatemala, Haiti, Italy, Honduras, Jamaica, Nicaragua, Panama, Tobago, Trinidad and Venezuela.

         In fiscal 1997, in addition to the United States, the Company sold SPERRY TOP-SIDER(R) products in Belgium, France, Germany, Ireland, the Netherlands and the United Kingdom through its French subsidiary which was closed in the first quarter of fiscal 1998 after licensing the distribution rights to a third party. The Company distributed its SPERRY TOP-SIDER(R) brand products in Australia, Greece, Indonesia, Italy, Japan, New Zealand, Portugal, Singapore and Sweden, as well as other countries in the Middle East, Central and South America, Asia and Africa through local distributors. In 1997 the Company entered into licensing agreements covering the sale of SPERRY TOP-SIDER(R) footwear in Argentina, Italy, Paraguay and Uruguay.

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

         The Company  also  distributes  SPERRY  TOP-SIDER(R),  STRIDE  RITE(R),
KEDS(R)  and  TOMMY   HILFIGER(R)   products  in  Canada  through  its  Canadian
subsidiary.

International Sourcing

         The Company purchases substantially all of its product line overseas. It maintains a staff of approximately 87 professional and technical personnel in Mexico, South Korea, Taiwan, Thailand and mainland China, to supervise a substantial portion of its canvas and leather footwear production. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear. During fiscal 1997, approximately 2% of the Company's total production requirements for footwear were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise.

         Having closed several of its manufacturing facilities in the United States and the Caribbean over the years, the Company has increased the volume of leather footwear for which it contracts with independent offshore suppliers to approximately 96% in 1997. In February 1997, the Company announced the closing of its two remaining domestic manufacturing facilities in Missouri. The manufacturing activities at these facilities ceased during the third quarter of fiscal 1997 (see "Properties"). The footwear produced at these facilities, which were primarily STRIDE RITE(R) branded children's products, are being sourced through independent suppliers in Mexico and the Far East. In December 1997, the Company closed its manufacturing facility in the Dominican Republic which produced a portion of its Sperry Top-Sider product line. It is anticipated that overseas resources will continue to be utilized in the future. The Company also purchases certain raw materials (particularly leather) from overseas resources.

         By virtue of its international activities, the Company is subject to the usual risks of doing business abroad, such as the risks of expropriation, acts of war, political disturbances and similar events, including trade sanctions, loss of most favored nation trading status and other trading restrictions. Management believes that over a period of time, it could arrange adequate alternative sources of supply for the products obtained from its present foreign suppliers. However, disruption of such sources of supply could, particularly on a short-term basis, have a material adverse impact on the Company's operations. The Company's contracts to procure finished goods and other materials are primarily denominated in United States dollars, thereby reducing short term risks attendant to foreign currency fluctuations. During 1997, the currencies of certain countries in the Far East weakened as compared to the U.S. dollar. The Company does not expect these conditions to have a significant effect, favorable or unfavorable, on the future costs of its production.

Retail Operations

         As of November 28, 1997, the Company operated 119 Stride Rite Bootery stores, 58 leased children's shoe departments in leading department stores, one retail store for KEDS(R) brand products, four concept stores operated under the name GREAT FEET(R) and 19 manufacturers' outlet stores for STRIDE RITE(R), KEDS(R), SPERRY TOP-SIDER(R) and TOMMY HILFIGER(R) brand products. The product and merchandising formats of the Stride Rite Bootery stores are utilized in the 58 leased children's shoe departments which the Company operates in certain divisions of Federated Department Stores, including Macy's, Rich's and Lazarus department stores. The Stride Rite Bootery stores carry a significant portion of the lines of the Company's STRIDE RITE(R), SPERRY TOP-SIDER(R) and STREET HOT(R) children's footwear and a portion of the KEDS(R) children's product line. The TOMMY HILFIGER(R) boys' line was sold in these stores beginning in the Fall 1997 season. The Keds store carries a complete line of KEDS(R) products. The GREAT FEET(R) stores carry a full line of products for children aged 6 months to 12 years, including STRIDE RITE(R), KEDS(R), SPERRY TOP-SIDER(R) and STREET HOT(R) brand products. Beginning in July 1997, TOMMY HILFIGER(R) boys' footwear products were also sold in the GREAT FEET(R) stores. The Company's stores are located primarily in larger regional shopping malls, clustered generally in the major marketing areas of the United States. Most of the Company's manufacturers' outlet stores are located in malls consisting only of outlet stores.

         During the 1997 fiscal year, the Company opened one leased department and two manufacturers' outlet stores. In addition during fiscal 1997, the Company commenced operating one Stride Rite bootery, which was purchased from an independent dealer. During 1997, the Company also closed 16 retail stores in an effort to improve the profitability of the Retail division. The Company currently plans to open approximately five to ten retail stores in fiscal 1998. In fiscal 1998, the Company will continue its efforts to close or sell underperforming retail locations and expects to cease operations in 10 to 15 stores during the year.

         Sales   through  the   Company's   retail   operations   accounted  for
approximately 17% of consolidated net sales for the fiscal year ended November 28, 1997.

Apparel Licensing Activities

         License royalties accounted for approximately 1% of the Company's sales in fiscal year 1997. The Company has a license agreement under which hosiery for men, women and children is marketed under the KEDS(R) and PRO-KEDS(R) trademarks for distribution in the United States and Canada. Hosiery for children is also marketed under the STRIDE RITE(R) trademark in the United States, the Benelux Region, Canada, England, France, Germany, Israel, Italy, Mexico, Portugal and Spain under another license agreement. The Company has a license agreement under which underwear, day wear and related sleepwear for women and girls is marketed under the KEDS(R) and PRO-KEDS(R) trademarks for distribution in the United States and Canada and a license agreement under which infant's, children's and ladies' tights and pantyhose are marketed under the KEDS(R) trademark for distribution in the United States, Canada, Europe and Latin America. The Company has a license agreement under which girls' and boys' playwear, activewear and windwear are marketed under the KEDS(R) trademark for distribution in the United States, Canada, Europe and Latin America. The Company has a license agreement under which sunglasses and optical frames are marketed using the SPERRY TOP-SIDER(R) trademark for distribution in the United States, Canada and Mexico and a license agreement under which outerwear for men and women are marketed under the SPERRY TOP-SIDER(R) trademark for distribution in the United States and Canada. It has license agreements under which apparel, using the KEDS(R), PRO-KEDS(R) and SPERRY TOP-SIDER(R) trademarks, is marketed in Japan. The Company continually evaluates new licensees, for both footwear and non-footwear products.

Backlog

         At November 28, 1997 and November 29, 1996, the Company had a backlog of orders amounting to approximately $161,100,000 and $168,600,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's Spring footwear styles, and traditionally substantially all of such orders are delivered or canceled during the first two quarters of the next fiscal year.

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

Competition

         The Company competes with a number of suppliers of children's footwear, a few of which are divisions of companies which have substantially greater net worth and/or sales revenue than the Company. Management believes, however, that on the basis of sales, the Company is the largest supplier of nationally branded children's footwear in the United States.

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

Employees

         As of November 28, 1997, the Company employed approximately 2,900 full-time and part-time employees, approximately 82 of whom were represented by collective bargaining units. Management believes that its relations with its employees are good.

Environmental Matters

         Compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on the capital expenditures, earnings or competitive position of the Company.

Patents, Trademarks and Licenses; Research and Development

         The Company has an existing trademark license agreement with Tommy Hilfiger Licensing, Inc. pursuant to which it manufactures and sells footwear to men and boys. In August 1997 the Company entered into a license to design, manufacture and sell TOMMY HILFIGER(R) branded footwear for women and girls with the product launch planned for Fall, 1998. In July 1997, the Company also entered into a trademark license agreement with Nine West Group Inc. to design, manufacture and sell NINE WEST KIDS(TM) branded children's footwear with the product launch planned for Fall, 1998. In April 1997 the Company entered into a trademark license agreement with Levi Strauss & Co. to design, manufacture and sell LEVI'S(R) branded men's women's and children's footwear. The introduction of the men's and boys' LEVI'S(R) product line is planned for Fall, 1998. The Company expects to introduce LEVI'S(R) footwear for women and girls in fiscal 1999.

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

Executive Officers of the Registrant

The information with respect to the executive officers of the Company listed below is as of February 17, 1998.

Executive Officers of the Registrant

Name                  Position with Company                                Age

Robert C. Siegel      Chairman of the Board of Directors, President         61
                      and Chief xecutive Officer of the Company since joining the Company in December 1993. Previously,
                      Mr. Siegel was President of the Dockers division of Levi Strauss & Co., an apparel manufacturer and distributor, from December 1986 to December
                      1993, having been employed by Levi Strauss & Co.
                      since 1964.

John R. Ranelli       Executive Vice President of the Company since         51
                      joining the Company in September 1996. Prior to joining the Company, Mr. Ranelli was the Chief Operating Officer of Deckers Outdoor
                      Corporation, a footwear company, from January
                      1995 to September 1995, Executive Vice
                      President and Chief Financial Officer of TLC
                      Beatrice, a marketer of food products, from June 1994 to December 1994, and General
                      Manager - International and Europe of The
                      Timberland Company, a footwear company, from May 1991 to May 1994.

Diane M. Sullivan     Group President, Licensed Brands.  Previous           42
                      to this position, Ms. Sullivan was President, Wholesale division, Stride Rite Children's
                      Group, Inc., since joining the Company in April
                      1995. Prior to joining the Company, Ms. Sullivan was Vice President, Marketing, of The Rockport
                      Co., a division of Reebok International Ltd., a footwear company, from May 1993 to April 1995;
                      the President of The Comfort Food Co., a specialty foods firm from December 1991 to May 1993; and the Vice President, Marketing and Operations of Bright Horizons Children's
                      Centers, Inc., a child care provider, from April 1989 to December 1991. Ms. Sullivan was previously employed by the Company as Vice
                      President, Marketing of Stride Rite Children's
                      Group, Inc. from October 1985 to April 1989.

Executive Officers of the Registrant
Name                     Position with Company                             Age

Joanna M. Jacobson       President, The Keds Corporation since              37
                         joining the Company in April 1996. Prior to joining the Company, Ms. Jacobson was a partner of Core Strategy Group, a consulting firm, from January 1995 to April 1996 and prior to that was Senior Vice President of Marketing of Converse Inc., a footwear company, from November 1991 to September
                         1994. Ms. Jacobson was previously employed by the Company as Vice President of Marketing of Sperry Top-Sider, Inc. from October 1990 to June 1991.

Howard B. Collins, Jr.   President, Stride Rite Sourcing International,     51
                         Inc., since joining the Company in September
                         1996.  Prior to joining the Company, Mr.
                         Collins was Vice President of Sourcing for
                         The Timberland Company, a footwear company, from July 1991 to September 1996.

Robert B. Moore, Jr.     President, Sperry Top-Sider, Inc. since            47
                         joining the Company in October 1992 and
                         President of LS Footwear, Inc. since the subsidiary's incorporation in May 1997.
                         From October 1987 until he joined the
                         Company, Mr. Moore was President of
                         Bostonian Shoe Co., a  division of
                         C & J Clark, Inc., a footwear company.

Dennis Garro             President, Stride Rite International Corp.         50
                         Previous to this position, Mr. Garro was the President, Retail division, Stride
                         Rite Children's Group, Inc. since joining the Company in April 1994. Prior to joining the Company, Mr. Garro served as Senior Vice President and General
                         Merchandise Manager for Mervyns division of Dayton Hudson Corp., a department store retailer, from May 1992 to September 1993 and as Senior Vice President and General Merchandise Manager DFS
                         Group, Ltd., a specialty store retailer, from November 1989 to April 1992.

Executive Officers of the Registrant

Name                     Position with Company                             Age

C. Madison Riley III     President, Stride Rite Children's Group,           39
                         Inc. since October 1997.  Previous to
                         this position, Mr. Riley served as President, Stride Rite International Corp. from May
                         1997 to October 1997, and Vice President and General Manager, Stride Rite
                         International Corp., from January 1996
                         to May, 1997.  Mr. Riley served as Vice
                         President of Stride Rite International
                         Corp. from November 1995 to January 1996, as Vice President and General Manager,
                         Boston Footwear Group, Inc., a subsidiary of the Company, from November 1994 to November 1995, as Vice President, Strategic
                         Planning of the Company from January 1994 to November 1994, as Vice President,
                         Strategic Planning of The Keds Corporation from September 1993 to January 1994 and as Director, Strategic Planning of the Company from June 1993 to September 1993. Prior to joining the Company, Mr. Riley served as a partner and regional director of Kurt Salmon
                         Associates, a consulting firm, from July
                         1985 to June 1993.

Patrick J. Hogan         President, Tommy Hilfiger(R) Footwear, Inc.,       39
                         since May 1997. Previous to this position, Mr. Hogan was Vice President and General
                         Manager of Tommy Hilfiger Footwear, Inc., from August 1995 to May 1997. Prior to joining the Company, Mr. Hogan was employed as Director of National Accounts from 1986 to August 1995 at The Rockport Co., a division of Reebok International Ltd., a footwear company.

John M. Kelliher         Chief Financial Officer of the Company             46
                         since February 1998, Vice President,
                         Finance and Treasurer of the Company
                         since February 1993.  Mr. Kelliher had
                         been Corporate Controller of the Company from March 1982 to January 1998, having joined the Company in June 1981.

Executive Officers of the Registrant
Name                    Position with Company                              Age
Joseph T. Barrell       Senior Vice President, Operations since             46
                        April  1997.  Previous  to this  position,
                        Mr.  Barrell served  as Vice  President
                        of  Global  Logistics  since joining  the
                        Company in January  1995.  Prior to joining
                        the   Company, Mr. Barrell was Vice President,
                        Distribution of The Timberland Company, a footwear company, from June 1991 to January
                        1995  and  the Director, Logistics of
                        Thom McAn Shoe Co.,  a footwear
                        retailer, from January 1976 to June 1991.

Gerrald B. Silverman    Senior Vice President, Sales, The Keds              37
                        Corporation since January 1996, and prior to that President of Stride Rite International
                        Corp. since joining the Company in April 1994.
                        Prior to joining the Company, Mr. Silverman served as the national sales manager of the Dockers division of Levi Strauss & Co., an apparel manufacturer and distributor, from October 1992 to April 1994, as West
                        Coast regional manager of the Dockers
                        division of Levi Strauss & Co. from April
                        1991 to October 1992, and as East Coast
                        district manager of the Dockers division of Levi Strauss & Co. from May 1990 to April 1991.

Lorie M. Karnath        Vice President Licensing, Strategic Planning,       38
                        Mergers and Acquisitions, and Corporate
                        Communications since joining the Company in March 1996. Prior to joining the Company, Ms. Karnath was a consultant with E.M.C.
                        Group, a consulting firm, from 1991 to 1996, and an associate with Kidder, Peabody & Co., Inc., an investment banking firm, from 1987 to 1991.

Karen K. Crider         General Counsel of the Company since joining        52
                        the Company in October 1992, Clerk of the Company since November 1992 and Secretary of the Company since April 1994. Ms. Crider was
                        U.S. Counsel to British Airways, plc, an international airline, from May 1988 to September 1992.

Janet M. DePiero        Vice President of Human Resources since             36
                        March 1997.  Previously, Ms. DePiero was
                        Director of Compensation and Benefits from October 1995 to February 1997 and Manager of Compensation and Benefits from December
                        1991 to September 1995.

Name                    Position with Company                              Age

Frank A. Caruso         Vice President and Corporate Controller             44
                        since January 1998.  Mr. Caruso was
                        previously Vice President and Controller of Parametric Technology Corporation, a software company, from June 1997 to December 1997 and Senior Vice President, Finance and
                        Operations, of The Keds Corporation from
                        June 1990 to June 1997.


These executive officers are generally elected at the Board of Directors' meeting held in conjunction with the Company's Annual Meeting and serve at the pleasure of the Board.





Item 2.   Properties

         During the first half of fiscal 1997, the Company manufactured children's footwear at two manufacturing facilities it owns in Missouri, having closed one leased facility in Fulton, Missouri during February 1996. On February 19, 1997, the Company announced the closure of the two remaining manufacturing facilities in Missouri. The manufacturing activities at these facilities ceased during the third quarter of fiscal 1997. The Missouri facilities contained approximately 62,400 square feet of manufacturing and approximately 31,600 square feet of warehouse space. The Company also manufactured footwear at a 47,000 square foot facility in the Dominican Republic. The manufacturing activities at that facility ceased during December 1997.

         The Company owns an automated distribution center located in Louisville, Kentucky providing 520,000 square feet of space and a warehouse in Boston, Massachusetts, which provided 565,000 square feet of space and which ceased operation in December 1997. In January 1997, the Company entered into a lease for a 263,000 square foot distribution facility in Huntington, Indiana. The move of the Stride Rite children's business to the Indiana facility, the last division remaining in the Company's Boston, Massachusetts facility, took place during the fourth quarter of fiscal 1997 following the peak back-to-school shipping season. The Boston facility and the adjoining real estate are presently being offered for sale by the Company. In addition, the Company owns a facility with approximately 20,000 square feet of space in Woburn, Massachusetts. The Company's Canadian subsidiary leases approximately 30,000 square feet for administrative offices and warehousing in Mississauga, Ontario.

         The Company leases approximately 163,000 square feet for its headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. The Company leases an aggregate of 6,000 square feet of space for sales offices and showrooms in New York City, New York; Chicago, Illinois; Dallas, Texas and St. Louis, Missouri and leases 15,000 square feet of space in Richmond, Indiana for its customer service, order processing and telemarketing functions. In addition during 1997, the Company leased 22,300 square feet of space for its liaison offices in Korea, mainland China, Taiwan and Thailand.

         At November 28, 1997, the Company operated 143 retail stores throughout the country on leased premises which, in the aggregate, covered approximately 207,000 square feet of space. The Company also operates 58 children's footwear departments in certain divisions of Federated Department Stores. In addition, the Company is the lessee of 31 retail locations totaling approximately 35,000 square feet which are subleased to independent Stride Rite dealers and other tenants.

For further information concerning the Company's lease obligations, see Note 8 to the Company's consolidated financial statements, which are contained in the Annual Report to Stockholders and are incorporated by reference herein. Management believes that all properties and facilities of the Company are suitable, adequate and fit for their intended purposes.

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

         The Company is a party to various other litigations arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigations will have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

      The information required by this item is included in the Registrant's 1997 Annual Report to Stockholders on pages 1, 23 and 30 and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required by this item is included in the Registrant's 1997 Annual Report to Stockholders on page 12 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is included in the Registrant's 1997 Annual Report to Stockholders on pages 13 through 17 and is incorporated herein by reference

Item 8.  Financial Statements and Supplementary Data

      The information required by this item is included in the Registrant's 1997 Annual Report to Stockholders on pages 18 through 28 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

         Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director" and "Meetings of the Board of Directors and Committees" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 28, 1997, all of which information is incorporated herein by reference.

Item 11.  Executive Compensation

         Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders under the caption "Executive Compensation" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 28, 1997, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 28, 1997, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 28, 1997, which information is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                             Page in Form 10-K

Consolidated Balance Sheets as of November 28, 1997 and
November 29, 1996                                                   *

Consolidated Statements of Income for the fiscal years ended November 28, 1997, November 29, 1996 and December 1, 1995 *

Consolidated Statements of Cash Flows for the fiscal years ended November 28, 1997, November 29,
1996 and December 1, 1995                                           *

Consolidated  Statements of Changes in Stockholders'
Equity for the fiscal years ended November 28, 1997,
November 29, 1996 and December 1, 1995                              *

Notes to Consolidated Financial Statements                          *

Report of Independent Accountants                                   *

Report of Independent Accountants on Financial
Statement Schedules                                                F-1

Financial Statement Schedule for the fiscal years ended November 28, 1997, November 29, 1996 and December 1, 1995:

   Schedule II - Valuation and Qualifying Accounts                 F-2






Schedules other than those listed above are omitted because they are either not required or the information is otherwise included.

* Incorporated herein by reference. See Part II, Item 8 on page 15 of this Annual Report on Form 10-K.

Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit No.               Description of Exhibit

3 (i) Restated Articles of Organization of the Registrant with amendments thereto through November 28, 1986, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

       (ii) Articles of Amendment dated April 7, 1987 to Restated Articles of Organization, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

       (iii) Articles of Amendment dated December 16, 1987 to Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

       (iv) Articles of Amendment dated December 3, 1991 to the Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

       (v) Certificate of Vote of Directors establishing a series of a Class of Stock dated as of June 18, 1997.

       (vi) By-laws of the Registrant, as amended -- Such document was filed as Exhibit 3 of the Registrant's Form 10-Q for the fiscal period ended June 1, 1990 and is incorporated herein by reference.

4      (i)        Reference is made to Exhibit 3(i), (ii), (iii) and (iv)
                  referred to above, which are expressly incorporated herein by reference.

       (ii) Rights Agreement dated June 18, 1997 between the Registrant and BankBoston, N.A. - Such document was filed as Exhibit 1 to the Registrant's Form 8-A dated July 1, 1997 and is incorporated herein by reference.

Exhibit No.                Description of Exhibit

10    (i)*        1975 Executive Incentive Stock Purchase Plan of the
                  Registrant -- Such document was filed as Appendix A to the Registrant's Prospectus relating to such Plan, dated April 18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities
                  Act of 1933, as amended, and is incorporated herein by reference.

      (ii)* 1995 Long-Term Growth Incentive Plan of the Registrant -- Such document was filed as Exhibit 10(vi) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

      (iii)* Form of executive termination agreement dated as of February 12, 1998. -- All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(iii) attached hereto.

      (iv)* Form of executive termination agreement dated as of February 12, 1998. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(iv) attached hereto.

      (v)* 1994 Non-Employee Director Stock Ownership Plan -- Such Plan was filed as Appendix A to the Registrant's Proxy Statement for its 1994 annual meeting of stockholders, portions of which were filed with the Commission on March 1, 1994 and is incorporated herein by reference.


*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.                 Description of Exhibit

10                   (vi)* Form of severance  agreement dated February 22, 1995.
                     All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(vi) attached hereto.

        (vii)* Employment Agreement between the Registrant and Robert C. Siegel dated November 4, 1997.

        (viii)* Annual Incentive Compensation Plan amended and restated as of December 11, 1997.

        (ix)*        1998 Long-Term Growth Incentive Plan of the Registrant.

        (x)*         1998 Non-Employee Director Stock Ownership Plan of the
                     Registrant.

        (xi)* Senior Executive Annual Incentive Compensation Plan of the Registrant.

11                   Calculation of Net Income Per Share

13 Portions of Registrant's 1997 Annual Report to Stockholders incorporated by reference into this Annual Report on Form 10-K

21                   Subsidiaries of the Registrant

23                   Consent of Independent Accountants

27                   Financial Data Schedules

        (b)          Reports on Form 8-K

                     There were no reports filed on Form 8-K during the fourth quarter of fiscal 1997.








*Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STRIDE RITE CORPORATION              THE STRIDE RITE CORPORATION

/s/     John M. Kelliher                 /s/    Robert C. Siegel
By:     John M. Kelliher, Vice           By:    Robert C. Siegel, Chairman of
        President, Finance                      the Board, President and
        Treasurer                               Chief Executive Officer
        (Principal Accounting Officer)

Date:   February 12, 1998                Date:       February 12, 1998



   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/     Robert C. Siegel                    /s/     Donald R. Gant
        Robert C. Siegel, Chairman of               Donald R. Gant, Director
        the Board of Directors,
        President and Chief Executive
        Officer                             Date:   February 12, 1998

Date:   February 12, 1998

/s/     Margaret A. McKenna                 /s/     Frank R. Mori
        Margaret A. McKenna, Director               Frank R. Mori, Director

Date:   February 12, 1998                   Date:   February 12, 1998

/s/     Robert L. Seelert                   /s/     Myles J. Slosberg
        Robert L. Seelert, Director                 Myles J. Slosberg, Director

Date:   February 12, 1998                   Date:   February 12, 1998

/s/     W. Paul Tippett, Jr.
        W. Paul Tippett, Jr., Director

Date:   February 12, 1998

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors
of The Stride Rite Corporation:


         Our report on the consolidated financial statements of The Stride Rite Corporation has been incorporated by reference in this Annual Report on Form 10-K from the 1997 Annual Report to Stockholders of The Stride Rite Corporation and appears on page 28 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 of this Annual Report on Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                    /s/ Coopers & Lybrand L.L.P.
                                    COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 8, 1998

                            THE STRIDE RITE CORPORATION
                  Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)

                                          Additions
                           Balance at     Charged to                 Balance at
                           Beginning      Costs and                  End of
Description                Period         Expenses      Deductions   Period
                           -----------   ------------  ------------ ------------

Fiscal year ended December 1, 1995:
  Deducted from assets:
    Allowance for doubtful
    accounts                 $5,861         $1,899        $3,418  (a)    $4,342
    Allowance for sales
    discounts                 2,770          2,428         2,401  (b)     2,797
                           =========     ==========     =========       ========
                             $8,631         $4,327        $5,819         $7,139
                           =========     ==========     =========       ========

Fiscal year ended November 29, 1996:
  Deducted from assets:
    Allowance for doubtful
    accounts                  4,342          1,214         2,108  (a)     3,448
    Allowance for sales
    discounts                 2,797          2,667         1,740  (b)     3,724
                           =========     ==========     =========      =========
                             $7,139         $3,881        $3,848         $7,172
                           =========     ==========     =========      =========

Fiscal year ended November 28, 1997:
  Deducted from assets:
    Allowance for doubtful
    accounts                  3,448          1,140           846  (a)     3,742
    Allowance for sales
    discounts                 3,724          3,294         1,754  (b)     5,264
                           =========     ==========     =========       ========
                             $7,172         $4,434        $2,600         $9,006
                           =========     ==========     =========       ========



(a) Amounts written off as uncollectible.

(b) Amounts charged against the reserve.

                           THE STRIDE RITE CORPORATION
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1997
                                Index to Exhibits

Exhibit No.            Description of Exhibit                          Page No.

3        (v)           Certificate of Vote of Directors establishing        25
                       a series of a Class of Stock dated as of June 18, 1997.

10       (iii)*        Form of executive termination agreement,             33
                       dated as of February 12, 1998.  All
                       officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum 10(iii) attached hereto.

         (iv)*         Form of executive termination agreement,             50
                       dated as of February 12, 1998. All officers with whom the Registrant entered into such agreement and which are currently in effect and have not been terminated and the date of each such agreement are listed on Addendum
                       10(iv) attached hereto.

         (vi)*         Form of severance  agreement  dated February 22,     67
                       1995. All executive officers with whom the Registrant entered into such an agreement are listed on Addendum 10(vi) attached hereto.

         (vii)*        Employment Agreement between the Registrant          68
                       and Robert C. Siegel dated November 4, 1997.

         (viii)*       Annual Incentive Compensation Plan amended           76
                       and restated as of December 11, 1997.

         (ix)*         1998 Long-Term Growth Incentive Plan                 83
                       of the Registrant.

         (x)*          1998 Non-Employee Director Stock Ownership Plan.     92

         (xi)*         Senior Executive Annual Incentive Compensation       98
                       Plan.

11                     Calculation of Net Income Per Share                 104

13                     Portions of Registrant's 1997 Annual Report to      105
                       Stockholders incorporated by reference into this Annual Report on Form 10-K

21                     Subsidiaries of the Registrant                      138

23                     Consent of Independent Accountants                  139

27                     Financial Data Schedules                            140
*Denotes a management contract or compensatory plan or arrangement.