Form 10-Q
period 1997-02-27
STRIDE RITE CORP
filed 1998-04-10
CIK 94887

1 of 19 Pages
                                                                   Exhibit Index
                                                              Appears on Page 17

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended February 27, 1998

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

             Yes (X)          No ( )

As of March 31, 1998,  47,273,257 shares of the registrant's  common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                 February 27,                      February 28,
                                     1998          November 28,        1997
                                 (Unaudited)          1997         (Unaudited)
                              ----------------    --------------  --------------

  Assets

  Current Assets:
       Cash and cash equivalents     $  3,342         $41,663         $11,551

       Short-term investments           6,450           9,417          36,270

       Accounts and notes              95,199          51,708          92,804
         receivable, net

       Inventories:
         Finished goods               118,844         133,233         101,654
         Work in process                    -             256           1,380
         Raw materials                  1,243           1,239           4,349
                                      -------         -------         -------
                                      120,087         134,728         107,383

       Deferred income taxes and
          prepaid expenses             36,057          34,135          36,939
                                      -------         -------         -------

       Total current assets           261,135         271,651         284,947

  Property and equipment, net          54,764          55,395          53,222

  Other assets                         21,184          16,872          19,115
                                     --------        --------        --------

       Total assets                  $337,083        $343,918        $357,284
                                     ========        ========        ========







            Theaccompanying   notes  are  an  integral  part  of  the  condensed
               consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                      February 27,                  February 28,
                                          1998       November 28,      1997
                                       (Unaudited)       1997        (Unaudited)
                                      ------------   ------------   ------------

 Liabilities and Stockholders' Equity

 Current Liabilities:
     Current maturities of
        long-term debt                         -             -        $    833
     Short-term debt                     $ 4,000             -           3,200
     Accounts payable                     26,155      $ 31,748          22,000
     Income taxes payable                 23,732        21,445          25,533
     Accrued expenses and other
        liabilities                       32,894        42,195          39,846
                                         -------      --------          ------
     Total current liabilities            86,781        95,388          91,412

 Deferred income taxes                     6,504         6,504           8,275


 Stockholders' Equity:
     Preferred stock, $1 par value
        Shares authorized - 1,000,000
        Shares issued - None                   -             -               -

     Common stock, $.25 par value
        Share authorized - 135,000,000
        Shares issued - 56,946,544        14,237        14,237          14,237

     Capital in excess of par value       22,309        22,289          22,691

   Retained earnings                     328,331       326,292         317,799

     Less cost of 9,679,987 shares
        of common stock held in
        treasury(9,630,600 on
        November 28, 1997 and
        7,746,230 on February 28,1997)  (121,079)     (120,792)        (97,130)
                                        ---------     ---------        --------
     Total stockholders' equity          243,798       242,026         257,597
                                        ---------     ---------        --------

     Total liabilities and stockholders'
        equity                          $337,083      $343,918        $357,284
                                        =========     =========       =========

          The accompanying   notes  are  an  integral   part  of  the  condensed
              consolidated financial statements.
                                    3

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the periods ended February 27, 1998 and February 28, 1997
                      (In Thousands Except Per Share Data)

                                               1998               1997
                                          --------------    ---------------
Net sales                                   $128,985           $131,805

Cost of sales                                 82,505             85,795

Selling and administrative expenses           39,145             39,712
                                            --------           --------

Operating income                               7,335              6,298

Other income (expense):
     Interest income                             930                852
     Interest expense                           (386)               (31)
     Other, net                                 (936)              (684)
                                            ---------          ---------
                                                (392)               137
                                            ---------          ---------

Income before income taxes                     6,943              6,435

Provision for income taxes                     2,542              2,315
                                            ---------          ---------

Net income                                   $ 4,401            $ 4,120
                                            =========          =========

Net income per common share:
     Diluted                                 $   .09            $   .08
                                            =========          =========
     Basic                                   $   .09            $   .08
                                            =========          =========

Dividends per common share                   $   .05            $   .05
                                            =========          =========

Average shares used in per share computations:
     Diluted                                  47,569             49,962
                                            =========          =========
     Basic                                    47,289             49,593
                                            =========          =========




               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                       THE STRIDE RITE CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     For the three months ended February 27, 1998 and February 28 1997
                          (Dollars in Thousands)

                                                         1998         1997
                                                       --------     ---------
Cash was provided from (used for) Operations:
     Net income                                         $4,401         $4,120
     Adjustments to reconcile to net cash
        provided from (used for)operations:
     Depreciation and amortization                       2,577          2,284
     Compensation expense related to executive
        stock plans                                         83            178
     Equity in loss of affiliate                             -            400
     Loss on disposal of property and equipment            635              -
     Changes in:
        Accounts and notes receivable                  (43,491)       (47,938)
        Inventories                                     14,641         11,704
        Prepaid expenses                                (1,922)         3,356
        Accounts payable, income taxes, accrued
          expenses and other current liabilities       (10,777)        (6,290)
                                                       --------       --------
        Net cash used for operations                   (33,853)       (32,186)
                                                       --------       --------
Investments:
     Short-term investments                              2,967         (1,659)
     Additions to property and equipment                (3,060)        (2,527)
     Purchase of noncurrent marketable securities       (1,020)        (1,600)
     Increase in other assets                           (3,356)        (2,656)
                                                        -------        -------
        Net cash used for investments                   (4,469)        (8,442)
                                                        -------        -------
Financing:
     Proceeds from sale of stock under stock plans         725              6
     Cash dividends paid                                (2,363)        (2,483)
     Repurchase of common stock                         (2,361)        (5,813)
     Short-term debt                                     4,000          3,200
                                                        -------        -------
        Net cash provided from (used for) financing          1         (5,090)
                                                        -------        -------

Net decrease in cash and cash equivalents              (38,321)       (45,718)

Cash and cash equivalents at beginning of the
        period
                                                        41,663         57,269
                                                       --------       --------

Cash and cash equivalents at end of the period         $ 3,342        $11,551
                                                      =========      =========

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

PART I - FINANCIAL INFORMATION (Continued)

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

         The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended February 27, 1998 and February 28, 1997 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended February 27, 1998 and February 28, 1997 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the fiscal 1998 presentation.

                                     NOTE 2

         During the first three months of fiscal 1998, interest payments amounted to $385,000($13,000 in 1997). For the first three months of 1998, the Company paid income taxes amounting to $255,000 as compared to a net refund of income taxes in 1997 totaling $278,000.

                                     NOTE 3

         Earnings per share has been restated to adopt SFAS No. 128, "Earnings per Share". Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for basic versus dilutive for the quarters ended February 27, 1998 and February 28, 1997 and shows the prior three fiscal year ends restated for SFAS No. 128 "Earnings per Share".

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Note 3 - continued...

        (in thousands, except per share data)      Feb. 27,         Feb. 28,
                                                     1998             1997

        Net income                                    $ 4,401          $ 4,120
        Earnings per common share:
             Basic                                        .09              .08
             Diluted                                      .09              .08

        Weighted average common shares
             outstanding (basic)
                                                       47,289           49,593
        Calculation of dilutive effect                    280              369
                                                ==============    =============
        Weighted average common shares
             outstanding (diluted)
                                                       47,569           49,962
                                                ==============    =============

Restated earnings per share information for the three years ended November 28, 1997 is as follows:

                                                 Years Ended
                                --------------------------------------------
                                     1997           1996         1995
                                     ----           ----         ----
Basic net income per share           $.41           $.05        $(.17)
Diluted net income per share          .40            .05         (.17)



                                     NOTE 4

         On March 31, 1998, the Company sold two buildings and adjoining land in Boston which was formerly used as a distribution center for the Company's wholly-owned subsidiary, Stride Rite Children's Group. The Boston facility was closed in December 1997 following the transfer of operations to a new distribution center in Huntington, Indiana. The transaction will result in a pre-tax gain of approximately $3.8 million ($.05 per share) in the second quarter of fiscal 1998.

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

Results of Operations
         The following table summarizes the Company's performance for the first quarter of fiscal 1998 as compared to the results for the comparable period in fiscal 1997:

Increase (Decrease) Percent vs. 1997 Results:

                                                        First Quarter

Net sales                                                     (2.1%)
Gross profit                                                    1.0%
Selling and administrative expenses                           (1.4%)
Operating income                                               16.5%
Income before income taxes                                      7.9%
Net income                                                      6.8%

Operating Ratios as a Percent to Net Sales:

                                                    First Quarter
                                        --------------------------------------
                                              1998                  1997
                                        -----------------      ---------------

Gross profit                                       36.0%                34.9%
Selling and administrative expenses                30.3%                30.1%
Operating income                                    5.7%                 4.8%
Income before income taxes                          5.4%                 4.9%
Net income                                          3.4%                 3.1%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

         Net sales in the first quarter of fiscal 1998 decreased $2.8 million (2.1%) from the sales level achieved in the comparable period of fiscal 1997. A decline of 3.6% in revenues related to the Company's wholesale divisions during the first quarter of 1998 was somewhat offset by a 4.6% increase in retail sales during the period. The wholesale divisions of the Company had unit shipments of current line merchandise during the first quarter of 1998 which were 2.2% lower than the 1997 first quarter. Sales of discontinued products declined 6% in the first quarter of fiscal 1998 as compared to the comparable period of fiscal 1997. Excluding the impact of product mix changes, net sales in the first quarter of 1998 increased by approximately $0.1 million due to selling price inflation.

         In the first quarter of fiscal 1998, each of the domestic wholesale businesses experienced sales declines from the 1997 first quarter. Sales of the Tommy Hilfiger(R) division in 1998 were 9% below the first quarter of fiscal 1997, which included heavy shipments to retailers to support the initial launch of the brand. Difficult market conditions for athletic footwear, and the brand's disappointing retail results in the Fall 1997 season, negatively impacted shipments in the first quarter of 1998. Sales of the Keds division, the Company's largest business unit, declined 3% in total as the sales of discontinued styles decreased sharply. Sales of Keds current line merchandise increased 3% in the first quarter of 1998. Keds has expanded its core styles in 1998 with the introduction of the Ready to Wear(TM) and Relaxed Fit(TM) collections. These new "basics" have offset the continuing sales decrease of the Champion(R) style, which declined 28% in the first quarter of 1998 compared to the prior year. Sales of the consolidated Stride Rite Children's Group in the first quarter of 1998 were even with the comparable period of the prior year as an 8.6% retail sales increase at comparable stores offset the impact of a lower store count and a 3% decrease in sales to independent accounts. Much of the retail store sales improvement was driven by a more aggressive promotion of clearance merchandise. At the end of the first quarter of 1998, the Company operated 191 stores, down 6% from the 204 stores open at the end of the first quarter in 1997. Sales of the Sperry Top-Sider division declined 15% in the quarter as the brand

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

experienced delayed future orders and soft reorders due to competitive conditions and high retailer inventories. Sales of the Company's International division in the first quarter of 1998 increased 30% compared to the prior year as Keds sales in Europe and the Middle East were shipped earlier than in 1997. International sales also benefited from the transition to licenses from direct sales in certain geographic regions. In the second half of fiscal 1998, the Company currently plans to launch licensed products to customers for the new Levi's(R) product line for men and boys; the Tommy Hilfiger(R) women's collection; and the Nine West Kids(TM) products for girls.

Gross Profit
         During the first quarter of fiscal 1998, gross profit increased $0.5 million, or 1.0% despite the net sales decrease of 2.1%. The consolidated gross profit percent for the first three months of 1998 increased 1.1 percentage points, finishing at 36.0% in 1998 compared to 34.9% in 1997. The increased sales of current line merchandise and the lower sales of discontinued styles in the first quarter of 1998 helped to offset a less profitable product mix than in the comparable period of 1997. Markdowns and inventory obsolescence expense reduced the gross profit rate by 5.7 percentage points in the first quarter of 1998 compared to a reduction of 2.4 percentage points in 1997, due principally to the Tommy Hilfiger(R) sales slowdown and the more aggressive clearance in Retail operations. The Company's gross profit performance in the first quarter of 1998 was also negatively impacted by $0.8 million in start-up costs related to the new licensed product lines which will be introduced in the second half of the year. The LIFO provision had a favorable impact on gross profit comparisons, with LIFO increasing gross profit by $0.7 million (0.5% of net sales) in 1998 compared to a reduction of $0.2 million (0.2% of net sales) in 1997. The primary reason for the favorable LIFO impact was the reduction of certain manufactured inventory quantities which were valued at costs prevailing in prior years. The Company's gross profit performance in the first quarter of 1998 also benefited from the shut-down of domestic manufacturing facilities during 1997 and the shifting of product sourcing to lower cost resources. In the first quarter of 1997, inefficiencies in domestic manufacturing operations reduced the Company's gross profit percentage by 1.1%.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Costs

         Selling and administrative expenses in the first quarter of fiscal 1998 decreased $0.6 million or 1.4% below the spending levels in the first quarter of 1997. This rate of decrease was slightly below the overall decline in net sales of 2.1%. Operating costs as a percentage of sales increased from last year by
0.2 percentage points in the first quarter (30.3% in 1998 compared to 30.1% in 1997). Operating costs in the first quarter of 1998 included $1.4 million of product development and other selling and administrative costs related to the Levi's(R), Tommy Hilfiger(R) women's and Nine West Kids(TM) licenses which are expected to produce revenues in the second half of 1998. In addition, the Company incurred $0.5 million of increased advertising spending, principally related to the Keds Spring 1998 national television campaign supporting the introduction of the Ready to Wear(TM) and Relaxed Fit(TM) collections. As a percentage of net sales, advertising expense represented 6.6% of net sales in the first quarter of 1998, which was higher than the spending rate of 6.3% of net sales in the comparable period in 1997. Offsetting these spending increases was a $0.8 million decrease in distribution expenses due to the lower costs and efficiencies of the new Huntington, Indiana distribution facility. Distribution expenses represented 1.9% of net sales in the first quarter of 1998 compared to 2.4% in the 1997 first quarter. In addition, the elimination of certain international division overhead costs of $0.8 million and various other administrative expense decreases also contributed to the overall reduction in operating expenses.

Other Income and Taxes

         Other income (expense) decreased pre-tax income by $0.4 million in the first quarter of fiscal 1998 compared to an increase of $0.1 million in the first quarter of fiscal 1997. Interest income increased $0.1 million in the quarter due to a higher return on short-term investments. Interest expense in the first quarter of 1998 was higher than 1997, increasing $0.4 million due to higher borrowings caused by expenditures related

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


to the Company's share repurchase program and increased inventory levels. Average short-term borrowings in the first quarter of 1998 were $24.1 million, significantly increased from the average borrowings of $0.6 million in the first quarter of 1997.

         The provision for income taxes increased $0.2 million in the first quarter of fiscal 1998 as compared to the similar period in fiscal 1997 primarily due to the higher pre-tax income earned in the period. The 1998 effective income tax rate was also higher, 36.6% compared to 36.0% in 1997, due to the reduced tax savings related to a company-owned life insurance program.

Net Income

         Net income for the first quarter of fiscal 1998 increased $0.3 million, up 7% from the income earned in the 1997 first quarter. This increase in net income was achieved despite the $2.2 million of start-up costs related to the three new licensed brands which will be introduced in the second half of 1998. The improved gross profit rate and the favorable LIFO impact resulted in an increase in the Company's return on net sales in the first quarter of 1998, which improved by 0.3 percentage points (3.4% of sales in 1998 compared to 3.1% in 1997).

Liquidity and Capital Resources

         At February 27, 1998, the Company's balance sheet reflects a current ratio of 3 to 1 with no long-term debt. The Company's cash and short-term investments totaled $9.8 million at the end of the latest quarter, significantly below the prior year's cash and investments total of $47.8 million. This lower cash and short-term investment balance was principally the result of cash used in the Company's share repurchase program and a $15.6 million increase in inventory levels entering the quarter of fiscal 1998. The Company uses bank lines of credit to fund seasonal working capital needs. Borrowings under these lines of credit totaled $4 million at the period ending February 27, 1998, slightly higher than the $3.2 million of short-term debt outstanding at the end of the first quarter of 1997. The

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's cash and investments balance, net of these short-term borrowings, totaled $5.8 million at February 27, 1998 compared to $44.6 million at the end of the 1997 first quarter.

         The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first quarter of the fiscal year. During the first quarter of fiscal 1998, the Company used $33.9 million of cash to fund operating needs. This negative cash flow amount was slightly higher than the $32.2 million use of cash to fund operations during the first quarter of fiscal 1997.

         At February 27, 1998, accounts receivable and inventory levels totaled $215.3 million, an increase of $15.1 million or 7.5% above the $200.2 million comparable asset amount at the end of the first quarter of 1997. Inventories were higher at the end of the first quarter of 1998, up $12.7 million or 11.8% from the 1997 level, as additional inventory associated with the Tommy Hilfiger(R) product line offset an inventory reduction at Keds.

         Additions to property and equipment totaled $3.1 million in the first quarter of 1998 compared to $2.5 million in the 1997 first quarter. A large portion of the Company's capital expenditures over the next two years will be related to information systems in order to upgrade capabilities and to prepare for the Year 2000 transition. During fiscal 1997, the Company formulated a plan to implement system changes designed to handle the transition in the Company's systems. In most areas, the Company plans to implement new computer systems, which will be Year 2000 compliant, as part of its continuing efforts to upgrade systems capabilities and to effect the transition from mainframe computer processing to lower cost, midrange computers. As previously disclosed, the Company expects to spend approximately $15 million in capital expenditures during the 1997 to 1999 period as part of this effort to upgrade system capabilities and to deal with the Year 2000 transition. The Company is presently evaluating a plan to remediate certain elements of its existing business software as a further step to minimize business interruptions related to the Year 2000 issue. The cost of this remediation effort, which is expected to be approximately $1 million, will be charged to expense as the costs are incurred.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         During the first quarter of 1998, the Company repurchased 215,000 shares of stock for an aggregate expenditure of $2.4 million in cash. This brings the cumulative shares repurchased under the authorization approved by the Company's Board of Directors in October 1997 to 740,000 shares leaving 1,260,000 shares authorized for future repurchase.

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


                           THE STRIDE RITE CORPORATION
                                  (Registrant)



Date:  April 10, 1998                     By:  /S/ John M. Kelliher
                                          -------------------------
                                               John M. Kelliher
                                               Chief Financial Officer

                           THE STRIDE RITE CORPORATION

                                INDEX TO EXHIBITS



     Exhibit
       No.                                                Sequential Page No.

       11          Computation of Per Share Earnings             17 of 19
       27          Financial Data Schedule                       19 of 19

                                    Exhibit 11

                           THE STRIDE RITE CORPORATION
                        COMPUTATION OF PER SHARE EARNINGS
                      (In Thousands except Per Share Data)


                                                  Three Months Ended
                                         Feb. 27, 1998         Feb. 28, 1997
                                       -----------------     ------------------

Net income applicable to common
     shares
                                             $ 4,401              $ 4,120
                                             =======              =======

Calculation of shares:

   Weighted average number of
     common shares outstanding (basic)        47,289               49,593

   Common shares  attributable to assumed exercise of dilutive stock options and stock purchase rights using the treasury stock method
                                                 280                  369
                                             --------             --------

Average common shares and common
     equivalents outstanding during
     the period (diluted)
                                              47,569               49,962
                                              ======               ======

Basic and diluted net income per
     common share
                                            $    .09             $    .08
                                            ========             ========
