Form 10-Q
period 1998-05-29
STRIDE RITE CORP
filed 1998-07-13
CIK 94887

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

         For the quarterly period ended May 29, 1998

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

As of July 6, 1998, 47,308,321 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                             May 29,                   May 30,
                                              1998      November 28,    1997
                                           (Unaudited)     1997      (Unaudited)
     Assets

     Current assets:
       Cash and cash equivalents            $ 19,565      $ 41,663     $ 14,728

       Short-term investments                 10,000         9,417       46,387

       Accounts and notes receivable, net     84,284        51,708       78,140

       Inventories:
          Finished goods                      99,870       133,233       93,267
          Work in process                          -           256          515
          Raw materials                          598         1,239        2,387
                                             -------       -------      -------
                                             100,468       134,728       96,169

       Deferred income taxes and
     prepaid expenses                         35,294        34,135       35,968
                                             -------       -------      -------

       Total current assets                  249,611       271,651      271,392

     Property and equipment, net              58,587        55,395       53,563

     Other assets                             19,055        16,872       19,527
                                             -------       -------     --------

       Total assets                         $327,253      $343,918     $344,482
                                            ========      ========     ========
















               The accompanying  notes are an integral part of
                  the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                              (Dollars in Thousands)

                                               May 29,                  May 30,
                                                1998     November 28,    1997
                                             (Unaudited)     1997    (Unaudited)
      Liabilities and Stockholders' Equity

      Current Liabilities:
           Current maturities of
            long-term debt                            -           -    $    833
           Accounts payable                   $  19,719    $ 31,748      18,330
           Income taxes payable                  21,074      21,445      24,518
           Accrued expenses and other
            liabilities                          28,927      42,195      40,325
                                                --------    -------     -------

           Total current liabilities             69,720      95,388      84,006

      Deferred income taxes                       6,504       6,504       8,276

      Stockholders' Equity:
           Preferred stock, $1 par value
             Shares authorized-1,000,000
             Shares issued-None                       -           -           -

           Common stock, $.25 par value
             Shares authorized-135,000,000
             Shares issued-56,946,544            14,237      14,237      14,237

           Capital in excess of par value        22,309      22,289      22,682

           Retained earnings                    335,561     326,292     322,459

           Less cost of  9,656,021  shares  of
            common  stock  held in  treasury
            (9,630,600 on November 28, 1997
            and 8,533,335 on May 30, 1997)     (121,078)   (120,792)   (107,178)
                                              ---------    --------    --------

           Total stockholders' equity           251,029     242,026     252,200
                                               ---------   --------    --------

           Total liabilities and
            stockholders' equity               $327,253     $343,918   $344,482
                                              ==========    ========   ========








                The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               For the periods ended May 29, 1998 and May 30, 1997
                      (In Thousands Except Per Share Data)

                         Three Months Ended           Six Months Ended
                         ------------------           ----------------
                          May 29,     May 30,        May 29,       May 30,
                           1998        1997           1998          1997
                         --------    --------     ------------    ---------

Net sales                $143,176    $141,604       $272,161      $273,409

Cost of sales              91,543      90,341        174,048       176,136

Selling and
 administrative expenses   40,033      40,652         79,178        80,364
                         --------    --------       --------      --------

Operating income           11,600      10,611         18,935        16,909

Other income(expense):
   Interest income            843         991          1,773         1,843
   Interest expense          (557)       ( 50)          (943)          (81)
   Other, net               3,215        (497)         2,279        (1,181)
                         ---------   ---------      --------      ---------
                            3,501         444          3,109           581
                         --------    ---------      --------      --------
Income before income
 taxes                     15,101      11,055         22,044        17,490

Provision for income
 taxes                      5,505       3,978          8,047         6,293
                         --------    --------       --------      --------

Net income               $  9,596    $  7,077       $ 13,997      $ 11,197
                         ========    ========       ========      ========

Net income per common
 share:
   Diluted               $    .20    $    .14       $    .29      $    .22
                         ========    ========       ========      ========
   Basic                 $    .20    $    .15       $    .30      $    .23
                         ========    ========       ========      ========
Dividends per common
 share                   $    .05    $    .05       $    .10      $    .10
                         ========    ========       ========      ========

Average common shares
 used in per share
 computations:
   Diluted                 47,655      49,282         47,611        49,591
                         ========    ========       ========      ========
   Basic                   47,275      48,775         47,282        49,184
                         ========    ========       ========      ========








           The accompanying notes are an integral part of the condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the six months ended May 29, 1998 and May 30, 1997
                                  (Dollars in Thousands)

                                                         May 29,       May 30,
                                                          1998          1997
                                                        ---------     ---------
    Cash was provided from (used for) Operations:
      Net income                                         $13,997        $11,197
      Adjustments to reconcile to net cash
       provided from (used for)operations:
      Depreciation and amortization                        5,166          5,160
      Compensation expense related to executive
       stock plans                                           165            299
      Equity in loss of affiliate                              -            400
      Gain on disposals of property and equipment         (3,395)           (44)
    Changes in:
      Accounts and notes receivable                      (32,576)       (33,274)
      Inventories                                         34,260         22,918
      Prepaid expenses                                    (1,159)         4,327
      Accounts payable, income taxes, accrued
       expenses and other current liabilities            (24,683)       (10,436)
                                                         --------        -------
      Net cash provided from (used for) operations        (8,225)           547
                                                          -------        -------

    Investments:
      Short-term investments                                (583)       (11,776)
      Additions to property and equipment                (10,720)        (5,692)
      Proceeds from sales of property and
       equipment                                           5,888             49
      Sale(purchase) of noncurrent marketable
       securities                                            444         (2,538)
      Increase in other assets                            (2,758)        (2,199)
                                                          -------        -------
      Net cash used for investments                       (7,729)       (22,156)
                                                          -------       --------

    Financing:
      Proceeds from sales of stock under stock plans         944            422
      Cash dividends paid                                 (4,727)        (4,943)
      Repurchase of common stock                          (2,361)       (16,411)
                                                          -------       --------
      Net cash used for financing                         (6,144)       (20,932)
                                                          -------       -------

    Net decrease in cash and cash equivalents            (22,098)       (42,541)
    Cash and cash equivalents at beginning of the
     period                                               41,663         57,269
                                                         --------      --------

    Cash and cash equivalents at end of the period       $19,565        $14,728
                                                        =========      ========

                 The accompanying notes are an integral part of the
                    condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

         The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended May 29, 1998 and May 30, 1997 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended May 29, 1998 and May 30, 1997 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the fiscal 1998 presentation. These financial statements should be read together with the Company's financial statements (and notes thereto) for the fiscal year ended November 28, 1997, which are included in the Company's most recent Form 10K.

                                  NOTE 2

         During the first six months of fiscal 1998, interest payments amounted to $932,000 ($85,000 in 1997). For the first six months of 1998, the Company paid income taxes amounting to $8,418,000 ($3,602,000 in 1997).

                                  NOTE 3

         Earnings per share information has been restated to conform to SFAS No. 128, "Earnings per Share" which was adopted in the first quarter 1998. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the second quarter and six month periods ended May 29, 1998 and May 30, 1997.

                                Second Quarter              First Six Months
                        --------------------------------------------------------
                            May 29,       May 30,       May 29,         May 30,
                             1998          1997          1998             1997                                   -               -
                        --------------   ---------     ---------       --------
Net income                  $ 9,596        $7,077       $13,997         $11,197

Earnings per common share:
  Basic                     $   .20        $  .15       $   .30         $   .23
  Diluted                       .20           .14           .29             .22

Weighted average common shares
  outstanding (basic)        47,275        48,775        47,282          49,184
Dilutive effect of stock
  options                       380           507           329             407
                             ------        ------        ------          ------
Weighted average common shares
  outstanding (diluted)      47,655        49,282        47,611          49,591
                             ======        ======        ======          ======

                          THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NOTE 3 - continued...

Earnings per share information, restated to conform to SFAS No. 128, for the three years ended November 28, 1997, is as follows:


                                      1997            1996            1995
                                 --------------  --------------  --------------
Basic net income per share           $.41              $.05          $(.17)
Diluted net income per share          .40               .05           (.17)

                                  NOTE 4

         On March 31, 1998, the Company sold two buildings and adjoining land in Boston which was formerly used as a distribution center for the Company's wholly-owned subsidiary, Stride Rite Children's Group, Inc. The Boston facility was closed in December 1997 following the transfer of operations to a new distribution center in Huntington, Indiana. The transaction resulted in a one-time pre-tax gain of $3.8 million ($.05 per share, net of income taxes) in the second quarter of fiscal 1998.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Item 2 are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Readers are referred to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 1, 1996 for a discussion of certain such factors. The Company disclaims any obligation to update such forward-looking statements.

Results of Operations

         The following table summarizes the Company's performance for the second quarter and first six months of fiscal 1998 as compared to the results for the same periods in fiscal 1997:

Increase (Decrease) Percent vs. 1997 Results:

                                             Second Quarter        Six Months

Net sales                                          1.1%               (0.5)%
Gross profit                                       0.7%                0.9%
Selling and administrative expenses               (1.5)%              (1.5)%
Operating income                                   9.3%               12.0%
Income before income taxes                        36.6%               26.0%
Net income                                        35.6%               25.0%

Operating Ratios as a Percentage to Net Sales:

                                      Second Quarter            Six Months
                                      1998      1997          1998      1997

Gross profit                          36.1%     36.2%         36.0%     35.6%
Selling and administrative expenses   28.0%     28.7%         29.1%     29.4%
Operating income                       8.1%      7.5%          7.0%      6.2%
Income before income taxes            10.6%      7.8%          8.1%      6.4%
Net income                             6.7%      5.0%          5.1%      4.1%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

       Net sales in the second quarter of fiscal 1998 increased $1.6 million or 1.1% over the net sales level for the same period of fiscal 1997. Over the first six months of fiscal 1998, consolidated net sales were lower than the same period of fiscal 1997 by $1.2 million or 0.5%. A 1.1% decrease in revenues from the Company's wholesale divisions during the first half of fiscal 1998 was partially offset by a 3.5% increase in sales of the Company's retail division sales during the same period. In the second quarter of fiscal 1998, wholesale division revenues increased 1.9% and retail sales increased 2.6% from the same period in fiscal 1997. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first half of 1998 were 1.8% below the comparable period in fiscal 1997. The lower sales of current line merchandise during the first half of fiscal 1998 were partially offset by a 46.8% increase in the sales of discontinued products. Excluding the impact of product mix changes, net sales in the first six months of fiscal 1998 was not affected by selling price inflation or deflation.

       In the second quarter of fiscal 1998, Keds, the Company's largest division, accounted for a significant portion of the increased revenues in the Company's wholesale businesses. Keds division sales in the second quarter of 1998 increased 10% from 1997 with sales of current line merchandise in the second quarter increasing 13% and sales of discontinued styles down 32% from the comparable period of 1997. Sales of Keds' new "basics" offerings, including the Ready to Wear(TM) and Relaxed Fit(TM) collections, more than offset the continuing sales decline of the Champion(R) style. For the first six months, Keds' net sales increased 4% compared to 1997, with the sales of current line merchandise higher by 8% and sales of discontinued styles down 52% from the first half of 1997.

       The Stride Rite Children's Group achieved a 6% sales increase in the second quarter of fiscal 1998 with a 3% increase in retail sales and sales to independent accounts which were 10% higher than for the same period in fiscal 1997. During the second quarter of 1998, sales at comparable company-owned retail stores increased 5.8% from 1997. For the first six months of fiscal 1998, sales of the Stride Rite Children's Group increased 3% from the same period in 1997, with sales to independent accounts and sales at company-owned retail stores both up 3% from the 1997 period. Sales at comparable company-owned retail stores increased 7% during the first half of 1998. At the end of the second quarter of fiscal 1998, the Company operated 194 stores, down 5% from the 205 stores open at the end of the second quarter in fiscal 1997.

       Sales of Tommy Hilfiger products in the second quarter of 1998 increased 21% as compared to the same period in 1997; however, all of the increase came from the liquidation of discontinued styles. Sales of current merchandise in the quarter declined 26% as compared to the same period in 1997. Tommy

                         THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Hilfiger sales continue to be adversely affected by the difficult market conditions for athletic footwear and the brand's disappointing results in the Fall 1997 selling season. Sales for the first six months of fiscal 1998 for the Tommy Hilfiger division increased 4% as compared to the same period in 1997 as revenues associated with the liquidation of discontinued styles offset a 16% decrease in the sales of current line merchandise. While the comparison to 1997 was difficult, as sales in the first half of 1997 included heavy shipments to retailers to support the initial launch of the brand, the slowdown in the overall athletic market continued to have a negative effect on Tommy Hilfiger division sales in 1998. Additionally, product line changes away from higher priced basketball styles and more competitive market conditions resulted in an average selling price which was 24% lower than the first half of 1997.

         Compared  to the same  period  in  fiscal  1997,  sales  of the  Sperry
Top-Sider division decreased 13% in the second quarter of fiscal 1998 and declined 14% for the first six months of fiscal 1998 as the brand experienced heavy cancellations of future orders and soft reorders due to increased competition in the men's boat shoe market. International revenues in the second quarter of 1998 were below the comparable period of 1997 by $6.1 million or 48%, largely due to a restructuring of the Company's international operations which changed distribution arrangements to license agreements in certain countries. For the first six months of 1998, International revenues declined $3.7 million or 18% from the comparable period of fiscal 1997.

         During the third quarter of fiscal 1998, the Company expects to begin shipping products to customers for three new licensed brands: the Levi's product lines for men and boys; the Tommy Hilfiger women's collection; and the Nine West Kids products for girls.


Gross Profit

       During the first six months of fiscal 1998, gross profit increased $0.8 million, a gain of 0.9% compared to the net sales decrease of 0.5% for the same period. The consolidated gross profit percent in the first half of 1998 increased 0.4 percentage points, finishing at 36.0% in 1998 compared to 35.6% in 1997. The gross profit performance in the second quarter of 1998 was slightly lower than the same period in fiscal 1997, 36.1% in 1998 compared to 36.2% in the 1997 second quarter. The Company's LIFO provision had a favorable impact on gross profit comparisons for the first six months of 1998, with LIFO increasing gross profit by $1.5 million (0.6% of net sales) in 1998 compared to $0.1 million (less than 0.1% of net sales) in 1997. The primary reason for the favorable LIFO impact was the reduction of certain manufactured inventory quantities which were valued at costs prevailing in prior years. The lower sales of current line merchandise and the increased sales of discontinued styles in the first half of 1998 produced a less profitable product mix than in the comparable period of 1997. In addition, increased inventory obsolescence charges and sales allowances, particularly in the Tommy Hilfiger

PART I - FINANCIAL INFORMATION (Continued

                      THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

division, and higher retail markdowns in the first half of 1998 were also contributing factors. The Company's second quarter and six month gross profit performance in 1998 was also negatively affected by $0.9 million and $1.7 million, respectively, in start-up costs related to new licensed product lines which will be introduced in the second half of the year.

       For the second quarter of fiscal 1998, the gross profit percentage was adversely affected by increased sales allowances and inventory obsolescence costs, principally in the Tommy Hilfiger division. In the second quarter, the LIFO provision had a favorable impact on gross profit comparisons, with LIFO increasing gross profit by $0.8 million (0.6% of net sales) in 1998 compared to $0.3 million (0.2% of net sales) in 1997.

Operating Costs

       Selling and administrative expenses in the first six months of fiscal 1998 decreased $1.2 million or 1.5% below the first half of 1997. This decline compared favorably to the overall decrease in net sales of 0.5% during the same period. Operating costs as a percentage of sales decreased from last year by 0.3 percentage points in the first six months (29.1% in 1998 compared to 29.4% in 1997). The operating cost comparison between the 1998 and 1997 second quarter periods was also favorable, as expenses decreased by 1.5% compared to a sales gain of 1.1%. In the second quarter of 1998, the relationship of expenses to net sales declined by 0.7 percentage points as compared to the comparable period of 1997. Operating costs in the second quarter and first six months of 1998 included $1.6 million and $3.0 million, respectively, of product development and other selling and administrative costs related to the Levi's, Tommy Hilfiger women's and Nine West Kids product lines which are expected to begin producing revenues in the second half of 1998.

       Advertising costs increased by $2.2 million or 14% in the first six months of fiscal 1998, principally related to the Keds Spring 1998 national television campaign supporting the introduction of the Ready to Wear(TM) and Relaxed Fit(TM) collections. As a percentage of net sales, advertising expense represented 6.5% of sales in the first six months of 1998, which was higher than the spending rate of 5.7% of sales in the comparable period in 1997. Offsetting these spending increases was a $1.7 million decrease in distribution expenses due to efficiencies at the Company's Kentucky distribution center and the lower costs of the new Huntington, Indiana facility which was opened in October 1997. Distribution expenses represented 1.8% of net sales in the first half of 1998 compared to 2.3% in 1997. In addition, the elimination of certain International division overhead costs of $1.3 million and various other administrative expense decreases contributed to the overall reduction in operating expenses.

Other Income and Taxes

       Other income (expense) increased pre-tax income by $3.1 million in the first six months of fiscal 1998 compared to an increase of $0.6 million in the first half of fiscal 1997. In the first half of fiscal 1998, other

                    THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

income included a pre-tax gain of $3.8 million from the sale of real estate formerly used as a distribution center for the Company's wholly-owned subsidiary, Stride Rite Children's Group, Inc. (See Note 4 above). Interest income in 1998 was flat for the first six months of 1998 compared to the 1997 first half. Interest expense in the first six months of 1998 increased to $0.9 million compared to $0.1 million in 1997, as the Company maintained higher borrowings than in 1997 due to increased inventory levels and cash expenditures related to the Company's share repurchase program. Average short-term borrowings in the first six months of 1998 were $28.7 million, up from the average borrowings of $1.1 million in the comparable period of 1997.

       The provision for income taxes increased $1.8 million in the first six months of fiscal 1998 as compared to the similar period in fiscal 1997 primarily due to the higher pre-tax income earned in the 1998 period. The 1998 effective income tax rate was also higher, 36.5% compared to 36.0% in 1997, due to reduced tax savings related to a company-owned life insurance program.

Net Income

       Net income for the first six months of fiscal 1998 increased $2.8 million, up 25% from the income earned in the first half of fiscal 1997. The higher net income was the result of improved gross profit performance, a slight decrease in operating expenses and the one-time gain from the sale of real estate. The Company's after-tax return on net sales in the first six months of fiscal 1998 improved by 1 percentage point (5.1% of sales in 1998 compared to 4.1% in 1997).

Liquidity and Capital Resources

       At May 29, 1998, the Company's  balance sheet reflects a current ratio of
3.6 to 1 with no long-term debt. The Company's cash and short-term investments totaled $29.6 million at the end of the latest quarter, below the cash and investments total of $61.1 million at the end of the first half of fiscal 1997. This lower cash and short-term investment balance was principally the result of cash used in the company's stock repurchase program and increased working capital needs. In 1998, other assets also included $8.7 million of investments in intermediate-term, fixed income instruments compared to $9.6 million in similar investments in May 1997. During the first six months of 1998, the Company's operations used $8.2 million of cash, compared to the $0.5 million of operating cash generated in 1997, as accounts receivable and inventory levels were increased.

       At May 29, 1998, receivable and inventory levels totaled $184.8 million, an increase of $10.5 million or 6.0% from the $174.3 million asset amount at the end of the first half of fiscal 1997. Accounts receivable of $84.3 million at the end of the second quarter of 1998 increased 7.9% from the 1997, above the sales increase of 1.1% in the quarter as shipments were heavier than last year in the April/May timeframe. Inventories were higher at the end of the first six months of 1998, up $4.3 million or 4.5% from the 1997 level, as additional inventory associated with the Tommy Hilfiger division more than offset the impact of lower retail store inventories.
                                   12

                           The Stride Rite Corporation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         Additions to property and equipment totaled $10.7 million in the first six months of fiscal 1998 compared to $5.7 million in the same 1997 period.
Capital expenditures in the first half of 1998 included a $3.2 million expenditure related to the Company's purchase of its Huntington, Indiana distribution facility. A large portion of the Company's capital expenditures over the next two years will be related to upgrading its information systems in order to prepare for the Year 2000 transition. During fiscal 1997, the Company formulated a plan to implement system changes designed to handle the transition in the Company's systems. In most areas, the Company plans to implement new computer systems, which will be Year 2000 compliant, as part of its continuing efforts to upgrade systems capabilities and to effect the transition from mainframe computer processing to lower cost, midrange computers. As previously disclosed, the Company expects to spend approximately $15 million in capital expenditures during the 1997 to 1999 period as part of this effort to upgrade system capabilities and to deal with the Year 2000 transition. As a further step to minimize business interruptions related to the Year 2000 issue, the Company is in the process of executing a plan to remediate certain elements of its existing business software. The cost of this remediation effort, which is expected to be approximately $1 million, will be charged to expense as the costs are incurred. Operating expenses in the first half of fiscal 1998 included $0.3 million related to the remediation of these systems.

         During the first six months of fiscal 1998, the Company repurchased 215,000 shares of stock for an aggregate cost of $2.4 million. This brings the cumulative number of shares repurchased under the authorization approved by the Company's Board of Directors in October 1997 to 740,000 shares, leaving 1,260,000 shares currently authorized for future repurchases.

         The Company uses bank lines of credit to fund seasonal working capital needs. There were no borrowings outstanding under these arrangements at May 29, 1998 or May 30, 1997.

PART II - OTHER INFORMATION

                          THE STRIDE RITE CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Company's shareholders was held on April 16, 1998. The three directors nominated by management were elected by the vote set forth below:

                                                            Votes
                                               ---------------------------------
                Name of Director               For              Withheld
                Warren Flick                   42,247,363       1,302,877
                Donald R. Gant                 42,275,028       1,275,212
                W. Paul Tippett, Jr.           42,273,946       1,276,295

The Company's other directors, whose term of office continues after the 1998 stockholders' meeting, are as follows:

                              Margaret A. McKenna
                              Frank R. Mori
                              Robert L. Seelert
                              Robert C. Siegel
                              Myles J. Slosberg

The Company's shareholders also ratified the Company's selection of Coopers & Lybrand L.L.P. as auditors of the Company for the 1998 fiscal year by the vote set forth below:

                                Votes
          -------------------------------------------- ----------------------
                For             Against                     Abstentions

            43,311,869          111,714                       126,658

The shareholders voted in favor of a proposal requesting that the directors consider and act upon to approve The Stride Rite Corporation 1998 Long-Term Growth Incentive Plan, by the vote set forth below:

                  Votes
       ------------------------------ ----------------- ---------------
             For          Against       Abstentions         No Vote

         30,390,808       2,949,929       661,386          9,548,118

The shareholders also voted in favor of a proposal requesting that the directors consider and act upon to approve The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan, by the vote set forth below:

                    Votes
          ------------------------------- ----------------- --------------
                For         Against          Abstentions       No Vote

            30,789,218      2,950,115          263,789        9,547,119

The shareholders also voted in favor of a proposal requesting that the directors consider and act upon to approve The Stride Rite Corporation Senior Executive Annual Incentive Compensation Plan, by the vote set forth below:

                          Votes
                ----------------------------- --------------------
                      For         Against        Abstentions

                  41,539,117      1,232,503        778,620

PART II - OTHER INFORMATION

                       THE STRIDE RITE CORPORATION

ITEM 5.  OTHER INFORMATION

Rule 14a-4 under the Securities Exchange Act of 1934, as amended, provides that the Company's proxy card for the 1999 annual meeting of stockholders may confer discretionary authority on any matter as of which the Company does not have notice of by January 13, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits                    Description of Exhibit
                         Exhibit No.
                              11           Computation of Per Share Earnings
                              27           Financial Data Schedule

     (b)       Reports on Form 8-K
               The Company did not file any current reports on Form 8-K during the most recent quarterly period.

                         THE STRIDE RITE CORPORATION

                                 SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        THE STRIDE RITE CORPORATION
                                                   (Registrant)

Date:  July 13, 1998                    By:      /s/ John M. Kelliher
                                                 --------------------
                                                 John M. Kelliher
                                                 Chief Financial Officer

                      THE STRIDE RITE CORPORATION

                           INDEX TO EXHIBITS

Exhibit No.

                                                          Sequential Page No.
       11    Computation of Per Share Earnings               Page 18 of 19

       27    Financial Data Schedule                         Page 19 of 19