Form 10-Q
period 1998-08-28
STRIDE RITE CORP
filed 1998-10-09
CIK 94887

1 of 25 Pages
                                                         Exhibit Index
                                                         Appears on Page 17
--------------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q
(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----

                For the quarterly period ended August 28, 1998

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from _______ to ______.

                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION

            (Exact name of registrant as specified in its charter)

                   Massachusetts                  04-1399290
           (State or other jurisdiction (I.R.S. Employer Identified No.)
                  of incorporation)

         191 Spring Street, P. O. Box 9191 Lexington, Massachusetts 02420
                (Address of principal executive offices) (Zip Code)

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

                      Yes X No ____

         As of October 6, 1998, 46,427,853 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                         August 28,                  August 29,
                                            1998      November 28,      1997
                                        (Unaudited)      1997       (Unaudited)
  Assets

  Current Assets:
    Cash and cash equivalents            $ 22,177       $ 41,663       $  7,606

    Short-term investments                      -          9,417         44,504

    Accounts and notes receivable, net    101,796         51,708         85,893

    Inventories                           108,909        134,728        116,012

    Deferred income taxes and
      prepaid expenses                     33,247         34,135         35,633
                                         --------        -------        -------

    Total current assets                  266,129        271,651        289,648

  Property and equipment, net              56,498         55,395         54,016

  Other assets                             19,953         16,872         18,791
                                         --------       --------       --------

    Total assets                         $342,580       $343,918       $362,455
                                         ========       ========       ========









                Theaccompanying  notes  are an  integral  part of the  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                     August 28, 1998             August 29, 1997
                                                     November 28,
                                         (Unaudited)     1997       (Unaudited)
 Liabilities and Stockholders' Equity

 Current Liabilities:
   Current maturities of
   long-term debt                                 -             -      $    833
   Short-term debt                                -             -         9,700
   Accounts payable                        $ 25,375      $ 31,748        20,567
   Income taxes payable                      24,384        21,445        27,069
   Accrued expenses and other
    liabilities                              29,327        42,195        46,361
                                           --------      --------      --------
   Total current liabilities                 79,086        95,388       104,530

 Deferred income taxes                        6,504         6,504         8,796


 Stockholders' Equity:
   Preferred stock, $1.00 par value
      Shares authorized - 1,000,000
      Shares issued - none                        -             -             -

   Common stock, $.25 par value
      Shares authorized - 135,000,000
      Shares issued - 56,946,544             14,237        14,237        14,237

   Capital in excess of par value            21,916        22,289        22,643

   Retained earnings                        345,973       326,292       328,263

   Less cost of 10,051,557 shares of
      common stock held in treasury
     (9,630,600 on November 28, 1997
      and 9,228,150 on August 29, 1997)    (125,136)     (120,792)     (116,014)
                                           ---------     ---------     ---------

   Total stockholders' equity               256,990       242,026       249,129
                                          ---------     ---------      --------

   Total liabilities and
      stockholders' equity                 $342,580      $343,918      $362,455
                                           ========      ========      ========


              The accompanying  notes are an integral part
               of the condensed  consolidated financial
                      statements.

PART I - FINANCIAL INFORMATION (Continued)

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the periods ended August 28, 1998 and August 29, 1997
                      (In Thousands Except Per Share Data)

                                  Three Months Ended        Nine Months Ended
                                  ------------------        -----------------
                               August 28,    August 29,   August 28,  August 29,
                                  1998         1997         1998          1997
                              -----------   -----------   ----------  ----------

Net sales                        $168,516     $144,463     $440,677    $417,872
                                                                  -

Cost of sales                     105,772       90,419      279,820     266,555

Selling and
  administrative  expenses         42,973       41,632      122,151     121,996
                                   ------      ------ -     -------     -------

Operating income                   19,771       12,412       38,706      29,321

Other income(expense):
   Interest income                  1,022        1,111        2,795       2,954
   Interest expense                 (551)          (70)      (1,494)       (151)
   Other, net                          64         (561)       2,343      (1,742)
                                       --         -----       -----      -------
                                      535          480        3,644       1,061
                                      ---         -----       -----       -----

Income before income taxes         20,306       12,892       42,350      30,382

Provision for income taxes          7,540        4,706       15,587      10,999
                                    -----       -------      ------      ------

Net income                       $ 12,766     $  8,186     $ 26,763    $ 19,383
                                 ========     ======== =   ========    ========

Net income per common share:
    Diluted                      $    .27     $    .17     $    .56    $    .39
                                 ========     ======== =   ========    ========
    Basic                        $    .27     $    .17     $    .57    $    .40
                                 ========     ======== =   ========    ========

Dividends per common share       $    .05     $    .05     $    .15    $    .15
                                 ========     ======== =   ========    ========

Average common shares used in
    per share computations:
    Diluted                        47,707       48,675       47,647      49,287
                                   ======       ======      =======      ======
    Basic                          47,261       48,220       47,275      48,863
                                   ======       ======      =======      ======

             The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the nine months ended August 28, 1998 and August 29, 1997
                            (Dollars in Thousands)

                                                      August 28,    August 29,
                                                         1998           1997
                                                     ------------   ------------
Cash was provided from (used for) Operations:
  Net income                                            $26,763        $19,383
  Adjustments to reconcile to net cash provided
     from (used for)operations:
  Depreciation and amortization                           7,054          7,880
  Deferred income taxes, net                                869            477
  Compensation expense related to executive stock plans     248            443
  Equity in loss (income) of affiliate                     (925)           400
  Loss(gain)on disposals of property and equipment       (3,255)           717
  Changes in:
     Accounts and notes receivable                      (50,088)       (41,027)
     Inventories                                         25,819          3,075
     Prepaid expenses                                        17          4,706
     Accounts payable, income taxes, accrued expenses
       and other current liabilities                    (15,134)           430
                                                        --------          ---
  Net cash used for operations                           (8,632)        (3,516)
                                                        --------        -------
Investments:
  Short-term investments                                  9,417         (9,893)
  Additions to property and equipment                   (13,045)        (9,759)
  Proceeds from sales of property and equipment           8,342            259
  Purchase of noncurrent marketable securities           (1,666)        (2,464)
  Increase in other assets                                 (688)        (1,605)
                                                         -------        -------
  Net cash provided from (used for) investments           2,360        (23,462)
                                                         -------       --------
Financing:
  Proceeds from sale of stock under stock plans           1,642            536
  Cash dividends paid                                    (7,082)        (7,364)
  Repurchase of common stock                             (7,774)       (25,557)
  Short-term debt                                            -           9,700
                                                        --------       --------
  Net cash used for financing                           (13,214)       (22,685)
                                                        --------       --------
Net decrease in cash and cash equivalents               (19,486)       (49,663)
Cash and cash equivalents at beginning of period         41,663         57,269
                                                        -------        -------
Cash and cash equivalents at end of period              $22,177        $ 7,606
                                                        =======        =======

             The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

         The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 28, 1998 and August 29, 1997 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the nine-month period ended August 28, 1998 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's financial statements (and the notes thereto) included in the Company's Form 10-K for the fiscal year ended November 28, 1997. Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the fiscal 1998 presentation.

                                NOTE 2

         During the first nine months of fiscal 1998, interest payments amounted to $1,264,000 ($140,000 in 1997). For the first nine months of 1998, payments for income taxes totaled $11,778,000 ($2,283,000 in 1997).

                                NOTE 3

         Earnings per share information has been restated to conform to SFAS No. 128, "Earnings per Share" which was adopted in the first quarter 1998. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the third quarter and nine month periods ended August 28, 1998 and August 29, 1997.

                              Third Quarter                  First Nine Months
                     --------------------------------- -------------------------
                                  Aug. 28,    Aug. 29,     Aug. 28,     Aug. 29,
                                   1998        1997         1998         1997

Net income                         $12,766     $8,186      $26,763      $19,383


Earnings per common share:
  Basic                            $   .27     $  .17      $   .57      $   .40
  Diluted                              .27        .17          .56          .39

Weighted average common shares
  outstanding (basic)               47,261     48,220       47,275       48,863
Dilutive effect of stock options       446        455          372          424
                                    ------     ------       ------       ------
Weighted average common shares
  outstanding (diluted)             47,707     48,675       47,647       49,287
                                    ======     ======       ======       ======

                           THE STRIDE RITE CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NOTE 3 - continued...

Earnings per share information, restated to conform to SFAS No. 128, for the three years ended November 28, 1997, is as follows:

                                         1997          1996         1995
                                     -----------   -----------   -------------
Basic net income per share               $.41          $.05        $(.17)
Diluted net income per share              .40          .05          (.17)

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

                               NOTE 5

         On October 9, 1998, the Company announced that it was ending its efforts to market a line of footwear under the "Levi's" brand. The Company entered into the license agreement with Levi Strauss & Co. in April 1997 and shipped its first products to retailers in July 1998. The Company has agreed with Levi Strauss & Co. to end the license agreement after the Fall 1998 season. In the fourth quarter of fiscal 1998, the Company will record a one-time, pre-tax, charge of approximately $5 million ($.07 per share) to cover estimated losses on the disposal of footwear inventory bearing the Levi's brand and severance costs associated with this decision.

                      THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Item 2 are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. The words "expect", "estimate", and other similar expressions which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future resutls expressed, projected or implied by such forward-looking statements. Readers are referred to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 1, 1996 for a discussion of certain such factors. The Company disclaims any obligation to update such forward-looking statements.

Results of Operations

         The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 1998 as compared to the results for the same periods in fiscal 1997:

Increase (Decrease) Percent vs. 1997 Results:

                                             Third Quarter      Nine Months

Net sales                                        16.6%              5.5%
Gross profit                                     16.1%              6.3%
Selling and administrative expenses               3.2%              0.1%
Operating income                                 59.3%              32.0%
Income before income taxes                       57.5%              39.4%
Net income                                       55.9%              38.1%

Operating Ratios as a Percentage to Net Sales:

                                        Third Quarter           Nine Months
                                      1998          1997       1998     1997

Gross profit                             37.2%      37.4%      36.5%    36.2%
Selling and administrative expenses      25.5%      28.8%      27.7%    29.2%
Operating income                         11.7%       8.6%       8.8%     7.0%
Income before income taxes               12.1%       8.9%       9.6%     7.3%
Net income                                7.6%       5.7%       6.1%     4.6%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Sales

       Net sales in the third quarter of fiscal 1998 increased $24.1 million or 16.6% over the net sales level for the same period of fiscal 1997. For the first nine months of fiscal 1998, consolidated net sales were above the same period of fiscal 1997 by $22.8 million or 5.5%. Revenues from the Company's wholesale division increased 5.8% during the first nine months of fiscal 1998, and sales of the Company's retail division increased 3.3% during the same period over the comparable period in fiscal 1997. In the third quarter of fiscal 1998, wholesale division revenues increased 19.3% and retail sales increased 2.9% from the same period in fiscal 1997. With respect to the wholesale division of the Company, unit shipments of current line merchandise during the first nine months of 1998 were 4.5% above the comparable period in fiscal 1997. During the first nine months of fiscal 1998 sales of discontinued products were 64% higher than the comparable period in fiscal 1997 with much of the increase due to the disposal of Tommy Hilfiger inventory. Excluding the impact of product mix changes, net sales in the first nine months of fiscal 1998 was decreased by approximately $4.6 million due to selling price deflation.

       In the third quarter of fiscal 1998, Keds, the Company's largest division, accounted for a significant portion of the increased revenues in the Company's wholesale businesses. Keds division sales in the third quarter of 1998 increased 49% from 1997. Sales of Keds' new "basics" offerings, including the Ready to Wear and Relaxed Fit collections, more than offset the continuing sales decline of the Champion style. For the first nine months, Keds' net sales increased 16% compared to 1997, with the sales of current line merchandise higher by 19% and sales of discontinued styles down 38% from the same period of 1997.

       The Stride Rite Children's Group achieved a 6% sales increase in the third quarter of fiscal 1998 with a 3% increase in retail sales and a 8% increase in sales to independent accounts for the same period in fiscal 1997. The Children's Group sales in the third quarter of 1998 included $1.6 million in revenue related to the initial shipments of the Nine West Kids product line. During the third quarter of 1998, sales at comparable company-owned retail stores increased 3.6% from 1997. For the first nine months of fiscal 1998, sales of the Stride Rite Children's Group increased 4% from the same period in 1997, with sales to independent accounts up 5% and sales at company-owned retail stores up 3% from the 1997 period. Sales at comparable company-owned retail stores increased 5.7% during the first nine months of 1998. At the end of the third quarter of fiscal 1998, the Company operated 198 stores, down 3% from the 204 stores open at the end of the third quarter in fiscal 1997.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       Sales of Tommy Hilfiger products in the third quarter of 1998 decreased 6% as compared to the same period in 1997. The launch of the Tommy Hilfiger women's product line partially offset a 45% sales decline in the Tommy men's business. Sales of the Tommy Hilfiger men's product line continue to be adversely affected by the difficult market conditions for athletic footwear and the brand's disappointing results in the Fall 1997 selling season. Sales for the first nine months of fiscal 1998 for the Tommy Hilfiger division decreased 1% as compared to the same period in 1997 as revenues associated with the Tommy Hilfiger women's launch and the liquidation of discontinued men's styles offset a 37% decrease in the sales of current line merchandise for the Tommy men's business. While the comparison to 1997 was difficult, as sales in 1997 included heavy shipments to retailers to support the initial launch of the brand, the slowdown in the overall athletic market, particularly men's, continued to have a negative effect on Tommy Hilfiger division sales in 1998. Additionally, product line changes away from higher priced basketball styles and more competitive market conditions resulted in an average selling price in 1998 which was 23% lower than the first nine months of 1997.

         Compared to the same period in fiscal 1997, sales of the Sperry Top-Sider division increased 6% in the third quarter of fiscal 1998. However, Sperry sales declined 9% for the first nine months of fiscal 1998 as the brand experienced heavy cancellations of future orders and soft reorders due to increased competition in the men's boat shoe market during the Spring season of 1998. International revenues in the third quarter of 1998 were below the comparable period of 1997 by $1.9 million or 19%, which was principally the result of a restructuring of the Company's international operations that converted distribution arrangements to license agreements in certain countries. For the first nine months of 1998, International revenues declined $5.6 million or 18% from the comparable period of fiscal 1997.

         During the third quarter of fiscal 1998 the Company began shipping Levi's men's and boys' products under a license agreement with Levi Strauss & Co. Sales of Levi's footwear for the third quarter of 1998 were $4 million, significantly below the Company's expectations. After evaluating the initial retail results and assessing the general strength of the Levi's brand and the current competitive conditions in the young men's footwear market, the Company and Levi Strauss & Co. mutually agreed to discontinue its line of footwear under the Levi's brand after the Fall 1998 season. The Company will record a one-time, pre-tax charge of approximately $5 million ($.07 per share) in the fourth quarter of fiscal 1998 to cover estimated losses on the disposal of inventory and severance costs associated with this decision.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

       During the first nine months of fiscal 1998, gross profit increased $9.5 million, a gain of 6.3% compared to the net sales increase of 5.5% for the same period. The consolidated gross profit percent for the first nine months of 1998 increased 0.3 percentage points, finishing at 36.5% in 1998 compared to 36.2% in 1997. The gross profit performance in the third quarter of 1998 was slightly lower than the same period in fiscal 1997, 37.2% in 1998 compared to 37.4% in the 1997 third quarter. The Company's LIFO provision had a favorable impact on gross profit comparisons for the first nine months of 1998, with LIFO increasing gross profit by $2.7 million (0.6% of net sales) in 1998 compared to $1.4 million (0.3% of net sales) in 1997. The primary reason for the favorable LIFO impact was the reduction of certain manufactured inventory quantities which were valued at costs prevailing in prior years. Gross profit performance in the first nine months of 1998 was impacted negatively by increased inventory obsolescence charges and sales allowances, particularly in the Tommy Hilfiger division, and higher retail markdowns. The Company's nine month gross profit performance in 1998 was also negatively affected by $1.7 million in start-up costs related to new licensed product lines, all of which began shipping in the third quarter of this year.

       In the third quarter, the LIFO provision had a favorable impact on gross profit comparisons, with LIFO increasing gross profit by $1.2 million (0.7% of net sales) in 1998 compared to an increase of $1.3 million (0.9% of net sales) in 1997. The favorable sales results at Keds, which has a higher gross profit rate than the Company's other wholesale businesses, in the third quarter of 1998 helped the Company's overall gross profit performance in the period. The gross profit percent in the third quarter of 1998 was reduced by 0.9 percentage points due to the accrual of sales allowances related to the Levi's product line.

Operating Costs

       Selling and administrative expenses in the first nine months of fiscal 1998 were flat with the comparable period of the prior year, despite the overall increase in net sales of 5.5% during the same period. Operating costs as a percentage of sales decreased from last year by 1.5 percentage points in the first nine months (27.7% in 1998 compared to 29.2% in 1997). The operating cost comparison between the 1998 and 1997 third quarter periods was also favorable, as expenses increased by only 3.2% compared to the sales gain of 16.6%. In the third quarter of 1998, the relationship of selling and administrative expenses to net sales declined by 3.3 percentage points as compared to the comparable period of 1997. Operating costs in the first nine months of 1998 included $3 million of product development and other selling and administrative costs related to the launch of the Levi's, Tommy Hilfiger women's and Nine West Kids product lines which began shipping in the third quarter of 1998.

                       THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Advertising costs increased by $4.2 million or 18% in the first nine months of fiscal 1998, principally related to the Keds 1998 national television campaign supporting the introduction of the Ready to Wear and Relaxed Fit collections. As a percentage of net sales, advertising expense represented 6.3% of sales in the first nine months of 1998, which was higher than the spending rate of 5.7% of sales in the comparable period in 1997. Offsetting these spending increases was a $3.1 million decrease in distribution expenses due to efficiencies at the Company's Kentucky distribution center and the lower costs of the new Huntington, Indiana facility which commenced operations in October 1997. Expenses in the 1997 nine month period had included $1.4 million of start-up costs related to the new Huntington, Indiana facility. Distribution expenses represented 1.8% of net sales in the first nine months of 1998 compared to 2.6% in 1997. In addition, the elimination of certain International division overhead costs of $2.3 million and various other administrative expense decreases contributed to the overall reduction in operating expenses in fiscal 1998.

Other Income and Taxes

       Other income (expense) increased pre-tax income by $3.6 million in the first nine months of fiscal 1998 compared to an increase of $1.1 million in the comparable period of 1997. In the first nine months of fiscal 1998, other income included a pre-tax gain of $3.8 million from the March 1998 sale of real estate formerly used as a distribution center for the Company's wholly-owned subsidiary, Stride Rite Children's Group, Inc. (See Note 4 above). Interest income in 1998 decreased $0.2 million for the first nine months of 1998 versus the comparable period in 1997. Interest expense in the first nine months of 1998 increased to $1.5 million compared to $0.2 million in 1997, as the Company maintained higher borrowings than in 1997 due to increased inventory levels and cash expenditures related to the Company's share repurchase program. Average short-term borrowings in the first nine months of 1998 were $30.8 million, up from the average borrowings of $1.7 million in the comparable period of 1997.

       The provision for income taxes increased $4.6 million in the first nine months of fiscal 1998 as compared to the similar period in fiscal 1997 primarily due to the higher pre-tax income earned in the 1998 period. The 1998 effective income tax rate was also higher, 36.8% compared to 36.2% in 1997, due to reduced tax savings related to a company-owned life insurance program.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Income

       Net income for the first nine months of fiscal 1998 increased $7.4 million, up 38% from the income earned in the comparable period of fiscal 1997. The higher net income was the result of increased net sales improved gross profit performance and the one-time gain from the sale of real estate. The Company's after-tax return on net sales in the first nine months of fiscal 1998 improved by 1.5 percentage points (6.1% of sales in 1998 compared to 4.6% in 1997).

Liquidity and Capital Resources

       At August 28, 1998, the Company's balance sheet reflects a current ratio of 3.4 to 1 with no long-term debt. The Company's cash and short-term investments totaled $22.2 million at the end of the latest quarter, below the cash and investments total of $52.1 million at the end of the third quarter of fiscal 1997. This lower cash and short-term investment balance was principally the result of cash used in the company's stock repurchase program and increased working capital needs. In 1998, other assets also included $10.8 million of investments in intermediate-term, fixed income instruments compared to $9.6 million in similar investments at the end of third quarter 1997. During the first nine months of 1998, the Company's operations used $8.6 million of cash, compared to the $3.5 million of operating cash used in the comparable period in 1997.

       At August 28, 1998, receivable and inventory levels totaled $210.7 million, an increase of $8.8 million or 4.4% from the $201.9 million asset amount at the end of the first nine months of fiscal 1997. Accounts receivable of $101.8 million at the end of the third quarter of 1998 increased 18.5% from the 1997 amount, slightly above the sales increase of 16.6% in the quarter as shipments were heavier than last year in the August timeframe. Inventories were lower at the end of the first nine months of 1998, down $7.1 million or 6.1% from the 1997 level, as additional inventory associated with the Tommy Hilfiger women's and Levi's product lines were more than offset by reduced inventory balances in the other divisions.

                       THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Additions to property and equipment totaled $13 million in the first nine months of fiscal 1998 compared to $9.8 million in the same 1997 period. Capital expenditures in the first nine months of 1998 included a $3.2 million expenditure related to the Company's purchase of its Huntington, Indiana distribution facility. A large portion of the Company's capital expenditures over the next two years will be related to upgrading its information systems in order to prepare for the Year 2000 transition. During fiscal 1997, the Company formulated a plan to implement system changes designed to handle the transition in the Company's systems. In most areas, the Company plans to implement new computer systems, which will be Year 2000 compliant, as part of its continuing efforts to upgrade systems capabilities and to effect the transition from mainframe computer processing to lower cost, midrange computers. As previously disclosed, the Company expects to spend approximately $15 million in capital expenditures during the 1997 to 1999 period as part of this effort to upgrade system capabilities and to deal with the Year 2000 transition. As a further step to minimize business interruptions related to the Year 2000 issue, the Company is in the process of executing a plan to remediate certain elements of its existing business software. The Company anticipates that the installation of its new information systems and remediation of its remaining information systems in order to make them Year 2000 compliant will be substantially completed by the first half of 1999. The cost of this remediation effort, which is expected to be approximately $1 million, will be charged to expense as the costs are incurred. Operating expenses in the first nine months of fiscal 1998 included $0.4 million related to the remediation of these systems.

         During the first nine months of fiscal 1998, the Company repurchased 695,000 shares of stock for an aggregate cost of $7.8 million. This brings the cumulative number of shares repurchased under the authorization approved by the Company's Board of Directors in October 1997 to 1,220,000 shares, leaving 780,000 shares as of August 28, 1998 authorized for future repurchases. Since the end of the third quarter, the Company repurchased an additional 488,000 shares for an aggregate cost of $4.3 million further reducing to 292,000 shares available for repurchase under the current authorization.

         The Company uses bank lines of credit to fund seasonal working capital needs. There were no borrowings outstanding under these arrangements at August 28, 1998 and $9.7 million outstanding at August 29, 1997.

Part II - OTHER INFORMATION

                      THE STRIDE RITE CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits                Description of Exhibit
                          Exhibit No.
                             10(i)           Amendment to Employment Agreement
                             11              Computation of Per Share Earnings
                             27              Financial Data Schedule

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

                                        THE STRIDE RITE CORPORATION
                                        (Registrant)

Date:  October 9, 1998                  By:      /s/ John M. Kelliher
                                                 --------------------
                                                 John M. Kelliher
                                                 Chief Financial Officer

                    THE STRIDE RITE CORPORATION


                         INDEX TO EXHIBITS



Exhibit No.

                                                        Sequential Page No.
      10(i)    Amendment to Employment Agreement          Page 18 of 25

       11      Computation of Per Share Earnings          Page 24 of 25

       27      Financial Data Schedule                        Page 25