Form 10-K
period 1998-11-27
STRIDE RITE CORP
filed 1999-02-25
CIK 94887

1 of 186 pages
                                                      Exhibit Index
                                                      appears on Page 21
-----------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended November 27, 1998

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
      (State or other jurisdiction of  (I.R.S. Employer Identification
      incorporation)                   Number)

    191 Spring Street, P.O. Box 9191, Lexington, Massachusetts 02420-9191 (Address of principal executive offices) (Zip Code)

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

The aggregate market value of the Registrant's Common Stock $.25 par value, held by non-affiliates of the Registrant as of February 17, 1999, was $472,754,004 based on the closing price on that date on the New York Stock Exchange. As of February 17, 1999, 46,405,301 shares of the Registrant's Common Stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

                    Documents Incorporated by Reference

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:


                                         Part of Form 10-K into
Name of Document                         which document is incorporated

Portions of the Registrant's Annual
Report to Stockholders for fiscal year
ended November 27, 1998                  Part I and Part II

Portions of the Registrant's Proxy
Statement for 1999 Annual Meeting of
Stockholders                             Part III

                                    PART I

Item 1.   Business

General

      The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and a major marketer of athletic and casual footwear for children and adults. All of the Company's products are manufactured abroad by independent manufacturers in accordance with the Company's specifications and quality standards. Footwear products are distributed through independent retail stores, company-owned stores and footwear departments in department stores. Unless the context otherwise requires, references to the "Company" and "The Stride Rite Corporation" in this document are to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Products

      The Stride Rite Children's Group designs and markets children's footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R), MUNCHKIN(TM), SPERRY(R) and STREET HOT(R) trademarks in medium to high price ranges. During 1998 the Company introduced a line of casual and dress footwear, which is targeted at six to ten year old girls, using the NINE WEST KIDS(TM) trademark under a licensing agreement with Nine West Group.

      The Keds group designs and markets sneakers and casual footwear for adults and children under the KEDS(R) and PRO-KEDS(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

      The Sperry group designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults and children under the Company's SPERRY TOP-SIDER(R) and SPERRY(R) trademarks. Products sold under the SPERRY TOP-SIDER(R) label also include sneakers and sandals for men and women.

      In 1997, the Company began marketing a line of dress casual, sport casual and athletic footwear for men and boys using the TOMMY HILFIGER(R) brand name under a license agreement with Tommy Hilfiger Licensing, Inc. A women's footwear product line was also launched in August 1998 using the TOMMY HILFIGER(R) brand name.

      During fiscal 1998, the Company introduced men's and boys' casual footwear using the LEVI'S(R) brand name under a licensing agreement with Levi Strauss & Co. In the fourth quarter of fiscal 1998, the Company and Levi Strauss & Co. mutually agreed to discontinue this line of footwear.

Sales and Distribution

      During the 1998 fiscal year, the Company sold its products nationwide to customers operating retail outlets, including department stores, sporting goods stores and marinas, as well as to Stride Rite children's shoe stores and other shoe stores operated by independent retailers. In addition, the Company sold footwear products to consumers through company-owned stores, including children's shoe stores, manufacturers' outlet stores, GREAT FEET(R) concept stores, and children's footwear departments in department stores. The Company's largest single customer accounted for less than 7% of consolidated net sales for the fiscal year ended November 27, 1998.

      The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to a dealer. There are approximately 19 independent dealers who currently sublease store locations from the Company.

      The Company owns two distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space and the other in Huntington, Indiana with 263,000 square feet of space. The Company sold its Boston, Massachusetts distribution facility in March 1998 after transferring the distribution function for the Stride Rite brand to the Huntington, Indiana facility.

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

      Generally, the Company uses independent distributors and licensees to market its various product lines outside of North America. International revenues, including sales of the Company's Canadian subsidiary, represented 6% of consolidated net sales for the fiscal year ended November 27, 1998.

      The Company is also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 17 stores are currently operating in Canada, Costa Rica, El Salvador, Honduras, Mexico and Peru pursuant to such agreements.

      The Company also distributes SPERRY TOP-SIDER(R), STRIDE RITE(R), KEDS(R), TOMMY HILFIGER(R) and NINE WEST KIDS(TM) products in Canada through its Canadian subsidiary.

International Sourcing

      The Company purchases substantially all of its products from foreign sources. It maintains a staff of approximately 100 professional and technical personnel in Taiwan, Thailand, Indonesia and China, to supervise a substantial portion of its canvas and leather footwear production. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear. During fiscal 1998, approximately 3% of the Company's total production requirements for footwear were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise.

      Having closed all of its manufacturing facilities in the United States and the Caribbean over the years, the Company has increased the volume of canvas and leather footwear for which it contracts with independent offshore suppliers so that now substantially all product is sourced offshore. In December 1997, the Company closed its manufacturing facility in the Dominican Republic which produced a portion of its SPERRY TOP-SIDER(R) product line. It is anticipated that overseas resources will continue to be utilized in the future. The Company also purchases certain raw materials (particularly leather) from overseas resources.

      Approximately 80% of the Company's footwear products are manufactured by independently owned footwear manufacturers in China. Historically, instability in China's political and economic environment has not had a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in China could have on the economics of doing business with its Chinese manufacturers.

      By virtue of its international activities, the Company is subject to the usual risks of doing business abroad, such as the risks of expropriation, acts of war, political disturbances and similar events, including trade sanctions, loss of normal trading relations status and other trading restrictions. Management believes that over a period of time, it could arrange adequate alternative sources of supply for the products obtained from its present foreign suppliers. However, disruption of such sources of supply could, particularly on a short-term basis, have a material adverse impact on the Company's operations. The Company's contracts to procure finished goods and other materials are primarily denominated in United States dollars, thereby reducing short term risks attendant to foreign currency fluctuations. During 1998, the currencies of certain countries in the Far East weakened as compared to the U.S. dollar. The Company does not expect these conditions to have a significant effect, favorable or unfavorable, on the future costs of its production.

Retail Operations

      As of November 27, 1998, the Company operated 111 Stride Rite children's shoe stores, 60 leased children's shoe departments in leading department stores, 4 concept stores operated under the name GREAT FEET(R) and 24 manufacturers' outlet stores under the name STRIDE RITE FAMILY FOOTWEAR which sell primarily prior season goods for all of its owned and licensed brands. The product and merchandising formats of the Stride Rite children's shoe stores are utilized in the 60 leased children's shoe departments which the Company operates in certain divisions of Federated Department Stores, including Macy's, Rich's and Lazarus department stores. The Stride Rite children's shoe stores carry a significant portion of the lines of the Company's STRIDE RITE(R) and SPERRY TOP-SIDER(R) children's footwear and a portion of the KEDS(R) children's product line, the TOMMY HILFIGER(R) boys' line and the NINE WEST KIDS(R) girls' styles. The GREAT FEET(R) stores carry a full line of products for children aged 6 months to 12 years, including STRIDE RITE(R), KEDS(R), SPERRY TOP-SIDER(R), TOMMY HILFIGER(R) and NINE WEST

KIDS(TM) brand products. The Company's stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of the Company's manufacturers' outlet stores are located in shopping centers consisting only of outlet stores.

      During the 1998 fiscal year, the Company opened three Stride Rite booteries, four leased departments and five manufacturers' outlet stores. During 1998, the Company closed 14 retail stores in an effort to improve the profitability of the Retail division. The Company currently plans to open approximately 10 to 15 retail stores in fiscal 1999. In fiscal 1999, the Company will also continue its efforts to close or sell underperforming retail locations and expects to cease operations in 5 to 10 stores during the year.

      Sales through the Company's retail operations accounted for approximately 17% of consolidated net sales for the fiscal year ended November 27, 1998.

Apparel and Accessory Licensing Activities

      License royalties accounted for approximately 1% of the Company's sales in fiscal year 1998. The Company has license agreements with a number of third parties pursuant to which apparel and accessories are designed, manufactured and sold under the KEDS(R), PRO-KEDS(R), STRIDE RITE (R) and SPERRY TOP-SIDER(R) trademarks. The Company is actively evaluating its current license structure and is continually pursuing new licensees.

Backlog

      At November 27, 1998 and November 28, 1997, the Company had a backlog of orders amounting to approximately $170,800,000 and $161,100,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's Spring footwear styles, and traditionally substantially all of such orders are delivered or canceled during the first two quarters of the next fiscal year. In the Spring season of fiscal 1998, the Company experienced an unusually high level of order cancellations from retailers, especially with respect to its SPERRY TOP-SIDER(R) and TOMMY HILFIGER(R) product lines. For fiscal 1999, the Company has altered its policies for recording certain advance orders in an effort to better control order cancellations.

      In all of the Company's wholesale businesses, reorders from retail customers are an important source of revenue to supplement the orders taken in advance of the season. Over the years, the importance of reorder activity to a season's success has grown as customers, especially larger retailers, have placed increased reliance on orders during the season which are transmitted via electronic data interchange (EDI) programs.

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

Employees

      As of November 27, 1998, the Company employed approximately 2,400 full-time and part-time employees. One collective bargaining unit represents a small number of these employees. Management believes that its relations with its employees are good.

Environmental Matters

      Compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on the capital expenditures, earnings or competitive position of the Company.

Patents, Trademarks and Licenses

      The  Company  has an  existing  trademark  license  agreement  with  Tommy
Hilfiger Licensing, Inc. pursuant to which it designs, markets and sells footwear to men, women and boys. In connection with this agreement, the Company expects to introduce a TOMMY HILFIGER(R) girls' line during the year 2000. The Company also has a trademark license agreement with Nine West Group, Inc. to design, manufacture and sell NINE WEST KIDS(TM) branded children's footwear. In April 1997 the Company entered into a trademark license agreement with Levi Strauss & Co. to design, manufacture and sell LEVI'S(R) branded men's, women's and children's footwear. This agreement was terminated in fiscal 1998.

      The Company believes that its patents and trademarks are important to its business and are generally sufficient to permit the Company to carry on its business as presently conducted.

Research and Development

      The Company depends principally upon its design, engineering and marketing skills and the quality of its products for its ability to compete successfully. The Company conducts research and development for footwear products; however, the level of expenditures with respect to such activity is not material.

Executive Officers of the Registrant

The information with respect to the executive officers of the Company listed below is as of February 17, 1999.

Name                        Position with Company                          Age

James A. Eskridge           Chairman of the Board of Directors and Chief    56
                            Executive Officer of the Company since
                            joining the Company in December 1998. Mr.
                            Eskridge was a private investor from April
                            1996 until December 1998 and was a
                            consultant with Mattel, Inc., a toy
                            company.  Mr. Eskridge was Group President,
                            Worldwide, Mattel, Inc., from April 1995 until April 1996 and President and Chief
                            Executive Officer of Fisher Price, a toy company wholly owned by Mattel, from October
                            1993 to April 1995.

Joanna M. Jacobson          President, The Keds Corporation since           38
                            joining the Company in April 1996. Prior to joining the Company, Ms. Jacobson was a partner of Core Strategy Group, a consulting firm, from January 1995 to April 1996 and was Senior Vice President of Marketing of
                            Converse Inc., a footwear company, from
                            November 1991 to September 1994.

Diane M. Sullivan           Group President of the Company since October    43
                            1997.  Previous to this position, Ms.
                            Sullivan was President, Wholesale division,
                            Stride Rite Children's Group, Inc., since joining the Company in April 1995. Prior to joining the Company, Ms. Sullivan was Vice
                            President, Marketing, of The Rockport Co., a footwear company wholly owned by Reebok
                            International Ltd., from May 1993 to April
                            1995.

Joseph T. Barrell           Senior Vice President, Operations since         47
                            April 1997.  Previous to this position, Mr.
                            Barrell served as Vice President of Global
                            Logistics since joining the Company in
                            January 1995.  Prior to joining the Company,
                            Mr. Barrell was Vice President, Distribution of The Timberland Company, a footwear company, from June 1991 to January 1995.

Executive Officers of the Registrant

Name                        Position with Company                          Age

Howard B. Collins, Jr.      President, Stride Rite Sourcing                 52
                            International, Inc., since joining the
                            Company in September 1996. Prior to joining the Company, Mr. Collins was Vice President of Sourcing for The Timberland Company, a footwear company, from July 1991 to September 1996.

Janet M. DePiero            Vice President of Human Resources since         37
                            March 1997.  Previously, Ms. DePiero was
                            Director of Compensation and Benefits from October 1995 to February 1997 and Manager of
                            Compensation and Benefits from December 1991 to September 1995.

John M. Kelliher            Chief Financial Officer of the Company since    47
                            February 1998, Vice President, Finance and
                            Treasurer of the Company since February 1993.

Thomas L. Nelson            President, Sperry Top-Sider, Inc. since         44
                            joining the Company in May 1998. Prior to joining the Company, Mr. Nelson was Senior
                            Vice President for North American Sales for
                            Converse, Inc., an athletic footwear
                            company, from March 1995 to May 1998 and Senior Vice President of Global Sales for the Rockport Company, a footwear company wholly owned by Reebok International, Ltd., from September 1992 to January 1995.

C. Madison Riley III        President, Stride Rite Children's Group,        40
                            Inc. since October 1997. Previous to this position, Mr. Riley served as President, Stride Rite International Corp. from May
                            1997 to October 1997, and Vice President and
                            General Manager, Stride Rite International
                            Corp., from January 1996 to May, 1997.  Mr.
                            Riley served as Vice President of Stride
                            Rite International Corp. from November 1995 to January 1996. Prior to that, Mr. Riley held various executive positions since joining the Company in June 1993.

These executive officers are generally elected at the Board of Directors' meeting held in conjunction with the Company's Annual Meeting and serve at the pleasure of the Board.

Item 2.   Properties

      The Company owns an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space. During fiscal 1998, the Company purchased a 263,000 square foot distribution facility in Huntington, Indiana, which had previously been leased by the Company, and sold its warehouse in Boston, Massachusetts, which contained 565,000 square feet of space. The Company also sold a facility with approximately 20,000 square feet of space in Woburn, Massachusetts. The Company leases approximately 18,000 square feet of space in Wilmington, Massachusetts for product sample distribution and customer returns processing. The Company's Canadian subsidiary leases approximately 30,000 square feet for administrative offices and warehousing in Mississauga, Ontario.

      The Company leases approximately 163,000 square feet for its headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. The Company leases 20,000 square feet of space in Richmond, Indiana for its customer service, order processing and telemarketing functions, and 25,000 square feet of space for its liaison offices in mainland China and Taiwan. In addition, the Company leases smaller facilities for local sales offices and showrooms in various locations in the United States.

      At November 27, 1998, the Company operated 139 retail stores throughout the country on leased premises which, in the aggregate, covered approximately 211,000 square feet of space. The Company also operates 60 children's footwear departments in certain divisions of Federated Department Stores. In addition, the Company is the lessee of 19 retail locations with a total of approximately 22,000 square feet which are subleased to independent Stride Rite dealers and other tenants.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      None

                                   PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

     The information required by this item is included in the Registrant's 1998 Annual Report to Stockholders on pages 1, 35 and 41 and is incorporated herein by reference.

Item 6.        Selected Financial Data

     The information required by this item is included in the Registrant's 1998 Annual Report to Stockholders on page 18 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is included in the Registrant's 1998 Annual Report to Stockholders on pages 19 through 25 and is incorporated herein by reference.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.        Financial Statements and Supplementary Data

     The information required by this item is included in the Registrant's 1998 Annual Report to Stockholders on pages 26 through 43 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director" and "Meetings of the Board of Directors and Committees" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 27, 1998, all of which information is incorporated herein by reference.

Item 11.  Executive Compensation

      Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders under the caption "Executive Compensation" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 27, 1998, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 27, 1998, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended November 27, 1998, which information is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

            (a) Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                                         Page in
                                                                       Form 10-K

Consolidated  Balance  Sheets as of November  27, 1998 and November
28, 1997                                                                 *

Consolidated  Statements of Income for the fiscal years ended
November 27, 1998, November 28, 1997 and November 29, 1996               *

Consolidated  Statements  of Cash Flows for the fiscal years ended
November 27, 1998, November 28, 1997 and November 29, 1996               *

Consolidated  Statements of Changes in Stockholders' Equity for
the fiscal years ended November 27, 1998, November 28, 1997 and
November 29, 1996                                                        *

Notes to Consolidated Financial Statements                               *

Report of Independent Accountants                                        *

Report of Independent Accountants on Financial Statement Schedules      F-1

Financial  Statement  Schedule  for the fiscal  years ended
November  27, 1998, November 28, 1997 and November 29, 1996:

Schedule II - Valuation and Qualifying Accounts                         F-2






Schedules other than those listed above are omitted because they are either not required or the information is otherwise included.

* Incorporated herein by reference. See Part II, Item 8 on page 12 of this Annual Report on Form 10-K.

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

           (iii)* Form of executive termination agreement dated as of February 12, 1998. Such document was filed as Exhibit 10(iii) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

           (iv)* Form of executive termination agreement dated as of February 12, 1998. Such document was filed as Exhibit 10(iv) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10                 (v)* Form of  severance  agreement  dated  February 22, 1995.
                   This document was filed as Exhibit 10(vi) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

           (vi)* Employment Agreement between the Registrant and Robert C. Siegel dated November 4, 1997. This document was filed as
                   Exhibit 10(vii) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

           (vii)* Amendment to Employment Agreement between the Registrant and Robert C. Siegel dated June 5, 1998. This document was filed as Exhibit 10(i) to the Registrant's Form 10-Q for the period ending August 28, 1998 and is incorporated herein by reference.



*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.         Description of Exhibit

           (viii)* Amendment to Employment Agreement between the Registrant and Robert C. Siegel dated November 11, 1998.

           (ix)* Employment Agreement between the Registrant and James A. Eskridge dated November 11, 1998.

           (x)* Annual Incentive Compensation Plan amended and restated as of December 11, 1997. This document was filed as Exhibit 10(viii) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

           (xi)*    1998 Stock Option Plan of the Registrant (as amended).

           (xii)* 1998 Non-Employee Director Stock Ownership Plan of the Registrant (as amended).

           (xiii)* Senior Executive Annual Incentive Compensation Plan of the Registrant. This document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

           (xiv)*   1999 Executive Long Term Bonus Plan of the Registrant.

           (xv) Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc.

           (xvi) January 13, 1999 Letter from Lynn Shanahan (Tommy Hilfiger Licensing, Inc.) to Diane Sullivan (Tommy Hilfiger Footwear, Inc.)

           (xvii) January 14, 1999 Letter from James A. Eskridge (The Stride Rite Corp.) to Joel Horowitz (Tommy Hilfiger U.S.A., Inc.)

13 Portions of Registrant's 1998 Annual Report to Stockholders incorporated by reference into this Annual Report on Form 10-K

21                  Subsidiaries of the Registrant

23                  Consent of Independent Accountants



*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.         Description of Exhibit

27                  Financial Data Schedules

           (b)      Reports on Form 8-K

                    On November 30, 1998, the Company filed a report on Form 8-K restating the quarterly financial data schedules for the periods ending March 1, 1996; May 31, 1996; August 30, 1996; November 29, 1996; February 28, 1997; May 30, 1997; August 29, 1997; and November 28, 1997. This restatement was required by Statement of Financial Accounting Standards No. 128 to reflect a different method of computing net income per share than previously required under the provisions of Accounting Principle Board Opinion No. 15.




*Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STRIDE RITE CORPORATION              THE STRIDE RITE CORPORATION

/s/     John M. Kelliher                 /s/      James A. Eskridge
By:     John M. Kelliher, Chief          By:      James A. Eskridge, Chairman
        Financial Officer                         of the Board and Chief
        (Principal Accounting Officer)            Executive Officer

Date:   February 4, 1999                 Date:    February 4, 1999



   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/     James A. Eskridge                /s/     Warren Flick
        James A. Eskridge, Chairman of           Warren Flick, Director
        the Board of Directors and
        Chief Executive Officer

Date:   February 4, 1999                 Date:   February 4, 1999

/s/     Donald R. Gant                   /s/     Margaret A. McKenna
        Donald R. Gant, Director                 Margaret A. McKenna, Director

Date:   February 4, 1999                 Date:   February 4, 1999

/s/     Frank R. Mori                    /s/     Robert L. Seelert
        Frank R. Mori, Director                  Robert L. Seelert, Director

Date:   February 4, 1999                 Date:   February 4, 1999

/s/     Myles J. Slosberg                /s/     W. Paul Tippett, Jr.
        Myles J. Slosberg, Director              W. Paul Tippett, Jr., Director

Date:   February 4, 1999                 Date:   February 4, 1999

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Directors of
The Stride Rite Corporation:


Our audits of the consolidated financial statements referred to in our report dated January 6, 1999 appearing on page 43 of the 1998 Annual Report to Stockholders and Directors of The Stride Rite Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                         /s/ PricewaterhouseCoopers LLP
                                         PRICEWATERHOUSECOOPERS LLP




January 6, 1999

                           THE STRIDE RITE CORPORATION
                  Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                           Additions
                               Balance     Charged to                 Balance at
                               at          Costs and                  End of
Description                    Beginning   Expenses     Deductions    Period
                               Period
                               ----------  ------------ -----------  -----------

Fiscal year ended November 29, 1996:
 Deducted from assets:
      Allowance for doubtful
      accounts                 $4,342        $1,214        $2,108 (a)     $3,448
      Allowance for sales
      discounts                 2,797         2,667         1,740 (b)      3,724
                           ===========  ============  ============   ===========
                               $7,139        $3,881        $3,848         $7,172
                           ===========  ============  ============   ===========

Fiscal year ended November 28, 1997:
 Deducted from assets:
      Allowance for doubtful
      accounts                  3,448         1,140           846 (a)      3,742
      Allowance for sales
      discounts                 3,724         3,294         1,754 (b)      5,264
                           ===========  ============  ============   ===========
                               $7,172        $4,434        $2,600         $9,006
                           ===========  ============  ============   ===========

Fiscal year ended November 27, 1998:
 Deducted from assets:
      Allowance for doubtful
      accounts                  3,742         1,402         1,246 (a)      3,898
      Allowance for sales
      discounts                 5,264         2,329         1,920 (b)      5,673
                           ===========  ============  ============   ===========
                               $9,006        $3,731        $3,166         $9,571
                           ===========  ============  ============   ===========



(a) Amounts written off as uncollectible.

(b) Amounts charged against the reserve.

                         THE STRIDE RITE CORPORATION
    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1998
                              Index to Exhibits

Exhibit No.      Description of Exhibit                                Page No.

10     (viii)*   Amendment  to   Employment   Agreement   between  the    22
                 Registrant  and Robert C. Siegel  dated  November 11,
                 1998.

       (ix)*     Employment   Agreement  between  the  Registrant  and    24
                 James A. Eskridge dated November 11, 1998.

       (xi)*     1998  Stock  Option  Plan  of  the   Registrant   (as    37
                 amended).

       (xii)*    1998  Non-Employee  Director Stock Ownership Plan (as    47
                 amended).

       (xiv)*    1999   Executive   Long  Term   Bonus   Plan  of  the    62
                 Registrant.

       (xv)      Amended  and  Restated  License   Agreement   between    68
                 Registrant and Tommy Hilfiger Licensing, Inc.

       (xvi)     January 13, 1999  Letter  from Lynn  Shanahan  (Tommy    144
                 Hilfiger Licensing, inc.) to Diane Sullivan (Tommy Hilfiger Footwear, Inc.)

       (xvii)    January 14, 1999 Letter from James A.  Eskridge  (The    147
                 Stride Rite Corp.) to Joel Horowitz  (Tommy  Hilfiger
                 U.S.A., Inc.)

13               Portions  of  Registrant's   1998  Annual  Report  to    148
                 Stockholders incorporated by reference into this Annual Report on Form 10-K.

21               Subsidiaries of the Registrant                           184

23               Consent of Independent Accountants                       185

27               Financial Data Schedules                                 186






*Denotes a management contract or compensatory plan or arrangement.