Form 10-Q
period 1999-02-26
STRIDE RITE CORP
filed 1999-04-09
CIK 94887

1 of 18 Pages
                                                                   Exhibit Index
                                                            Appears on Page 16

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the quarterly period ended February 26, 1999

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

              191 Spring Street, Lexington, Massachusetts 02421
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (617)824-6000

         Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-----------------------                                  -----------------------
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

          Yes (X)          No ( )

As of March 31, 1999,  46,411,735 shares of the registrant's  common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                 February 26,                     February 27,
                                     1999         November 27,        1998
                                  (Unaudited)         1998         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents          $2,327          $42,427          $3,342

     Short-term investments                  -                -           6,450

     Accounts and notes
       receivable, net                 108,485           56,475          95,199

     Inventories                       125,610          128,472         120,087

     Deferred income taxes              24,758           24,758          29,013

     Other assets                        4,478            6,097           7,044
                                       -------          -------         -------

     Total current assets              265,658          258,229         261,135

  Property and equipment, net           59,433           58,350          54,764

  Other assets                          24,193           18,917          21,184
                                      --------         --------        --------

     Total assets                     $349,284         $335,496        $337,083
                                     ==========       ==========      =========








              The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                  February 26,                     February 27,
                                      1999        November 27,         1998
                                  (Unaudited)         1998          (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                   $13,700               -          $ 4,000
     Accounts payable                   28,951         $40,951           26,155
     Income taxes payable               22,731          14,130           23,732
     Accrued expenses and other
      liabilities                       29,033          29,646           32,894
                                       --------        --------         -------
     Total current liabilities          94,415          84,727           86,781

  Deferred income taxes                  6,042           6,042            6,504


  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                  -               -                -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544       14,237           14,237          14,237

     Capital in excess of par
       value                            21,975           22,063          22,309

    Retained earnings                  341,833          337,943         328,331

     Less cost of 10,541,243
        shares of common stock
        held in treasury
        (10,565,526 on November
        27, 1998 and 9,679,987
        on February 27, 1998)         (129,218)        (129,516)       (121,079)
                                      ---------        ---------       ---------
     Total stockholders' equity        248,827          244,727         243,798
                                      ---------        ---------       ---------

     Total liabilities and
        stockholders' equity          $349,284         $335,496        $337,083
                                     ==========       ==========      ==========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the periods ended February 26, 1999 and February 27, 1998
                      (In Thousands Except Per Share Data)


                                               1999              1998
                                            ------------     --------------

Net sales                                      $148,184           $128,985

Cost of sales                                    93,677             82,505

Selling and administrative expenses              44,540             39,145
                                              ---------          ---------

Operating income                                  9,967              7,335

Other income (expense):
   Interest income                                  957                930
   Interest expense                                (646)              (386)
   Other, net                                      (365)              (936)
                                               ---------           --------
                                                    (54)              (392)
                                               ---------           --------

Income before income taxes                        9,913              6,943

Provision for income taxes                        3,764              2,542
                                               ---------           --------

Net income                                      $ 6,149            $ 4,401
                                               =========          =========

Net income per common share:
   Diluted                                        $ .13              $ .09
                                                 =======            =======
   Basic                                          $ .13              $ .09
                                                 =======            =======

Dividends per common share                        $ .05              $ .05
                                                 =======            =======

Average shares used in per share computations:
   Diluted                                       46,530             47,569
                                               =========           ========
   Basic                                         46,394             47,289
                                               =========           ========







              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      For the three months ended February 26, 1999 and February 27, 1998 (Dollars in Thousands)

                                                        1999            1998
                                                   --------------  -------------
Cash was provided from (used for) Operations:
   Net income                                           $6,149          $4,401
   Adjustments to reconcile to net cash
     provided from (used for) operations:
   Depreciation and amortization                         2,499           2,577
   Compensation expense related to executive
     stock plans                                           160              83
   Equity in loss of affiliate                             276               -
   Loss on disposal of property and equipment              908             635
   Changes in:
      Accounts and notes receivable                    (52,010)        (43,491)
      Inventories                                        2,862          14,641
      Other current assets                               1,619          (1,922)
      Accounts payable, income taxes, accrued
        expenses and other current liabilities          (3,956)        (10,777)
                                                       --------        --------
      Net cash used for operations                     (41,493)        (33,853)
                                                       --------        --------
Investments:
   Short-term investments                                    -           2,967
   Additions to property and equipment                  (4,424)         (3,060)
   Decrease (increase) in noncurrent marketable            346          (1,020)
      securities
   Increase in other assets                             (5,965)         (3,356)
                                                       --------        --------
      Net cash used for investments                    (10,043)         (4,469)
                                                       --------        --------
Financing:
   Proceeds from sale of stock under stock plans            55             725
   Cash dividends paid                                  (2,319)         (2,363)
   Repurchase of common stock                                -          (2,361)
   Short-term debt                                      13,700           4,000
                                                       --------        --------
      Net cash provided from financing                  11,436               1
                                                       --------        --------

Net decrease in cash and cash equivalents              (40,100)        (38,321)

Cash and cash equivalents at beginning of the
period                                                  42,427          41,663
                                                       --------        --------

Cash and cash equivalents at end of the period         $ 2,327         $ 3,342
                                                      =========       =========


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended February 26, 1999 and February 27, 1998 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended February 26, 1999 and February 27, 1998 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 27, 1998 on Form 10-K which included all information and footnotes necessary for such presentation.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingency assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.

                                     NOTE 2

      Interest payments amounted to $646,000 in the first quarter of fiscal 1999 ($386,000 in 1998). For the first three months of fiscal 1999, the Company received a net refund of income taxes amounting to $4.8 million as compared to income tax payments of $255,000 during the first three months of fiscal 1998.

                                     NOTE 3

      Effective November 28, 1998, the Company elected to adopt AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. The adoption of this standard resulted in an increase in net earnings of $216,000 for the quarter ended February 26, 1999. No restatement of prior years results was allowed or required by the new accounting standard.

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 4

      The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Income.

(in thousands, Except per share date)                 For the First Quarter
                                                      1999              1998
Basic EPS
  Numerator:
   Net income                                       $6,149            $4,401
  Denominator:
   Weighted common shares outstanding               46,394            47,289
  Basic EPS                                           $.13              $.09

Diluted EPS
  Numerator:
   Net income                                       $6,149            $4,401
  Denominator:
   Weighted common shares outstanding               46,394            47,289
   Weighted common stock equivalents                   136               280
                                              -------------      ------------
                                                    46,530            47,569
Diluted EPS                                           $.13              $.09

Options to purchase 2,591,449 weighted shares of common stock outstanding at February 26, 1999 were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive. Options to purchase 705,875 weighted shares of common stock outstanding at February 27, 1998, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three-month period ended February 27, 1998.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained in this Item 2 are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. The words "expect", "estimate", and other similar expressions which do not relate solely to historical matters identify forward-looking statements. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks and uncertainties which may cause actual results to differ materially from anticipated, projected or implied future results. Readers are referred to
Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 1, 1996 for a discussion of certain such factors. The Company disclaims any obligation to update such forward-looking statements.

Results of Operations

      The following table summarizes the Company's performance for the first quarter of fiscal 1999 as compared to the results for the comparable period in fiscal 1998:

Increase (Decrease) Percent vs. 1998 Results:

                                                       First Quarter

Net sales                                                     14.9%
Gross profit                                                  17.3%
Selling and administrative expenses                           13.8%
Operating income                                              35.9%
Income before income taxes                                    42.8%
Net income                                                    39.7%

Operating Ratios as a Percent to Net Sales:

                                                      First Quarter
                                             --------------------------------
                                                 1999              1998
                                             --------------    --------------

Gross profit                                         36.8%             36.0%
Selling and administrative expenses                  30.1%             30.3%
Operating income                                      6.7%              5.7%
Income before income taxes                            6.7%              5.4%
Net income                                            4.1%              3.4%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

      Net sales in the first quarter of fiscal 1999 increased $19.2 million (14.9%) from the sales level achieved in the comparable period of fiscal 1998. Revenues related to the Company's wholesale divisions increased 16% during the first quarter of 1999, while retail sales during the period increased 9% from last year. The wholesale divisions of the Company had unit shipments of current line merchandise during the first quarter of 1999 which were 8% higher than the 1998 first quarter. The Company's average selling price was also higher in the first quarter of 1999, increasing 7% from 1998. This price increase was primarily the result of a higher-priced product mix in the Keds division. Sales of discontinued products increased 19% in the first quarter of fiscal 1999 as compared to the comparable period of fiscal 1998. Excluding the impact of product mix changes, net sales in the first quarter of 1999 decreased by approximately $1.6 million due to selling price deflation.

      In the first quarter of fiscal 1999, each domestic wholesale business experienced increased sales as compared to the 1998 first quarter. Sales of the Keds division, the Company's largest business unit, increased 11% during the first quarter of 1999, with sales of women's products up 9% and sales of Keds children's line above last year by 40%. In the women's product category, sales of Keds' new basics offerings, the Ready to Wear(TM) and Relaxed Fit(TM) collections, offset the lower sales of the Champion(R) style, which declined 44% in the first quarter of 1999 as compared to last year. Sales of the Stride Rite Children's Group in the first quarter of 1999 increased 5% compared to the same period in 1998, the result of an 8.4% retail sales increase at comparable stores combined with a 3% increase in sales to independent accounts. At the end of the first quarter of 1999, the Company operated 195 stores, up slightly from the 191 stores open at the end of the first quarter in 1998. Sales of the Sperry Top-Sider division increased 11% in the quarter, as the brand's dress casual collection and new Hydroactive(TM) athletic styles benefited from favorable shipping trends and reduced order cancellations. Sales of the Tommy Hilfiger(R) brand in 1999 were 75% above the first quarter of fiscal 1998, as the division delivered its first Spring product line for women. The introduction of the Tommy women's line offset lower revenues from the Tommy Hilfiger men's product line.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Sales of the Company's International division in the first quarter of 1999 decreased 5% compared to the prior year, as the Company continued to change business relationships to emphasize royalty arrangements

Gross Profit

      During the first quarter of fiscal 1999, gross profit increased $8 million, or 17.3%, as compared to the net sales increase of 14.9%. The consolidated gross profit percentage for the first three months of 1999 increased 0.8 percentage points, to 36.8% in 1999 from 36.0% in 1998. The increase was due primarily to reduction in inventory obsolescence charges. This improvement was especially evident in the Tommy Hilfiger business unit. In the prior year, the Tommy Hilfiger sales slowdown and generally weak conditions in the athletic footwear sector resulted in significant retailer order cancellations and related inventory obsolescence charges. The Company's gross profit performance in the first quarter of 1998 was also negatively affected by $0.8 million in start-up costs related to new licensed product lines which were introduced in the second half of the year. The LIFO provision had an unfavorable effect on gross profit comparisons, with LIFO decreasing gross profit by $0.6 million (0.4% of net sales) in 1999 compared to an increase of $0.7 million (0.5% of net sales) in 1998. In 1998, the Company recorded LIFO benefits due to the reduction of certain domestically manufactured inventory quantities, which were valued at lower costs.

Operating Costs

      Selling and administrative expenses in the first quarter of fiscal 1999 increased $5.4 million or 13.8% from $39.1 million in the first quarter of 1998. This rate of increase was slightly below the overall increase in net sales of 14.9%. Operating costs as a percentage of sales decreased from last year by 0.2 percentage points in the first quarter (30.1% in 1999 compared to 30.3% in 1998). Advertising expense represented 6.8% of net sales in the first quarter of 1999, which was consistent with the spending rate in the comparable period in 1998. Distribution expenses represented 2.3% of net sales in the first quarter of 1999 compared to 1.9% in the 1998 first quarter. This increased level of distribution costs was primarily the result of the decision to outsource the distribution of certain products in 1999 due to shipment capacity constraints at our warehouses. In addition, increased spending in information technology, primarily related to the cost of achieving Year 2000 (Y2K) compliance, resulted in additional costs of $1.1 million compared to 1998. Operating costs in the first quarter of 1998 included

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$1.4 million of product development and other selling and administrative costs related to the Levi's(R), Tommy Hilfiger(R) women's and Nine West Kids(R) licenses which generated revenues starting in the second half of 1998.

Other Income and Taxes

      Other income (expense) decreased pre-tax income by $0.1 million in the first quarter of fiscal 1999 compared to a decrease of $0.4 million in the first quarter of fiscal 1998. Interest income during the first quarter of 1999 was slightly above the prior year. Interest expense in the first quarter of 1999 was higher than 1998, increasing $0.3 million due to higher borrowings caused by expenditures related to the Company's share repurchase program during the last nine months of 1998 and increased working capital levels. Average short-term borrowings in the first quarter of 1999 were $43.3 million, above the average borrowings of $24.1 million in the first quarter of 1998.

      The provision for income taxes increased $1.2 million in the first quarter of fiscal 1999 as compared to the similar period in fiscal 1998 primarily due to the higher pre-tax income earned in the period. The 1999 effective income tax rate was also higher, 38.0% compared to 36.6% in 1998, due mostly to the reduced tax savings related to a company-owned life insurance program.

Net Income

      Net income for the first quarter of fiscal 1999 increased $1.7 million, up 39.7% from the income earned in the 1998 first quarter. The increased net sales and improved gross profit performance were the primary factors contributing to the improved earnings. As a result, the Company's return on net sales improved by 0.7 percentage points in the first quarter of 1999 (4.1% of sales in 1999 compared to 3.4% in 1998).

Liquidity and Capital Resources

      At February 26, 1999, the Company's balance sheet reflects a current ratio of 2.8 to 1 with no long-term debt. The Company's cash and short-term investments totaled $2.3 million at the end of the latest quarter, below the prior year's cash and investments total of $9.8 million. This lower cash and short-term investment balance was principally the result of cash used in the Company's share repurchase program during 1998 and increased working capital needs during the first quarter of fiscal 1999 to support the higher sales

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

level. The Company uses bank lines of credit to fund seasonal working capital needs. Borrowings under these lines of credit totaled $13.7 million at February 26, 1999, higher than the $4 million of short-term debt outstanding at the end of the first quarter of 1998.

      The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first quarter of the fiscal year. During the first quarter of fiscal 1999, the Company used $41.5 million of cash to fund operating needs. This negative cash flow amount was higher than the $33.9 million use of cash to fund operations during the first quarter of fiscal 1998.

      At February 26, 1999, accounts receivable and inventory levels totaled $234.1 million, an increase of $18.8 million or 8.7% above the $215.3 million asset amount at the end of the first quarter of 1998. Accounts receivable at the end of the first quarter of 1999 increased $13.3 million from 1998. The first quarter 1999 receivable amount increased 14% compared to the prior year, below the wholesale businesses' sales increase of 16% in the first quarter of 1999. Inventories were higher at the end of the first quarter of 1999, up $5.5 million or 4.6% from the 1998 level, as additional inventory associated with Keds "new basics" product lines offset an inventory reduction at Tommy Hilfiger(R).

      Additions to property and equipment totaled $4.4 million in the first quarter of 1999 compared to $3.1 million in the 1998 first quarter. A large portion of the Company's capital expenditures over the next year will continue to be related to information systems in order to upgrade capabilities and to prepare for the Year 2000 transition.

Other Matters

      During the quarter, the Company continued its efforts to minimize the risk of disruption from the "Year 2000 (`Y2K') problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. The Company's overall plan to address the Y2K problem is described more fully in its 1998 Annual Report on Form 10-K, and the following is an update of the information included therein.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Information Technology ("IT") Systems:

      Remediation efforts (including testing and certification) continued with respect to the Company's previously identified "critical" and "important" IT business systems during the first quarter of fiscal 1999. The Company continues to expect that the bulk of these systems will be tested and certified as Y2K compliant by June 1999 although testing of a small number of critical or important business systems may not be completed until September 1999.

      Non-IT and Partner Systems:

      During the first quarter of 1999, the Company continued its inventory of third party and internal embedded, or "non-IT" systems. Company representatives continued to meet with significant business partners to ensure that equipment is Y2K compliant. The Company expects to have compiled detailed information regarding all of its significant business partners by June 1999. In appropriate cases, the Company will be relying upon vendors' testing and certification documents to validate that the related systems are Y2K compliant. Where the Company does not have adequate assurance that remediation efforts by third parties are on schedule, contingency plans are being developed to minimize potential disruption from embedded system failures. These plans include avoidance of those partners who may present an unacceptable level of risk. Validation efforts are expected to continue through September 1999.

      Contingency Planning:

      Contingency planning is being developed on a case by case basis and include encouraging customers to place orders before potential business disruptions, manual intervention of processes or finding alternative suppliers. There are, however, many variables and uncertainties surrounding the effectiveness of contingency planning. Thus, there is no certainty that the Company's contingency plans will be adequate to mitigate the materially adverse effect related to a large scale Y2K failure.

      Costs:

      Total anticipated expenditures related to the Y2K project remain on target at approximately $24 million, of which approximately $19 million is expected to be capitalized. Total Y2K project costs expended during the first quarter of 1999 amounted to approximately $2.1 million.

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



Date:  April 9, 1999                By:  /S/ John M. Kelliher
                                    ---------------------------
                                      John M. Kelliher
                                      Chief Financial Officer

                           THE STRIDE RITE CORPORATION

                                INDEX TO EXHIBITS




    Exhibit                                            Sequential Page No.
       No.

       11      Computation of Per Share Earnings             17 of 18
       27      Financial Data Schedule                       18 of 18