Form 10-Q
period 1999-05-28
STRIDE RITE CORP
filed 1999-07-12
CIK 94887

1 of 20 Pages
                                                                 Exhibit Index
                                                            Appears on Page 18

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the quarterly period ended May 28, 1999

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

          Yes (X)          No ( )
                                 -

As of July 6, 1999, 46,443,710 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                    May 28,                          May 29,
                                     1999         November 27,        1998
                                  (Unaudited)         1998         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents         $30,560          $42,427         $19,565

     Short-term investments                  -                -          10,000

     Accounts and notes
      receivable, net                   85,456           56,475          84,284

     Inventories                       110,472          128,472         100,468

     Deferred income taxes              24,758           24,758          29,013

     Other assets                        3,583            6,097           6,281
                                         -----            -----           -----

     Total current assets              254,829          258,229         249,611

  Property and equipment, net           63,626           58,350          58,587

  Other assets                          24,338           18,917          19,055
                                        ------           ------          ------

     Total assets                     $342,793         $335,496        $327,253
                                      ========         ========        ========







              The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    May 28,                           May 29,
                                      1999        November 27,         1998
                                  (Unaudited)         1998          (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                    27,516         $40,951         19,719
     Income taxes payable                20,742          14,130         21,074
     Accrued expenses and other
       liabilities                       31,946          29,646         28,927
                                         ------          ------         ------
     Total current liabilities           80,204          84,727         69,720

  Deferred income taxes                   6,042           6,042          6,504


  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                   -               -              -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544        14,237            14,237       14,237

     Capital in excess of par
       value                             21,862            22,063       22,309

    Retained earnings                   349,212           337,943      335,561

    Less cost of 10,504,209
       shares of common stock
       held in treasury
       (10,565,526 on November
       27, 1998 and 9,656,021
       on May 29, 1998)                (128,764)         (129,516)    (121,078)
                                       ---------         ---------    ---------
     Total stockholders' equity         256,547           244,727      251,029
                                       ---------         ---------    ---------

 Total liabilities and
  stockholders' equity                 $342,793          $335,496     $327,253
                                       ========          ========     ========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                       THE STRIDE RITE  CORPORATION
         CONDENSED  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For the periods ended May 28, 1999 and May 29, 1998
                      (In Thousands Except Per Share Data)


                               Three Months Ended            Six Months Ended
                              May 28,       May 29,       May 28,        May 29,
                               1999          1998           1999          1998
                            ------------  ------------  -------------  ---------

Net sales                   $166,253      $143,176      $314,437       $272,161

Cost of sales                105,012        91,543       198,689        174,048

Selling and
administrative expenses       45,320        40,033        89,860         79,178
                            --------      --------      --------       --------

Operating income              15,921        11,600        25,888         18,935

Other income(expense):
  Interest income                707           843         1,665          1,773
  Interest expense              (658)         (557)       (1,304)          (943)
  Other, net                    (282)        3,215          (647)         2,279
                            ---------     --------      ---------      --------
                                (233)        3,501          (286)         3,109
                            ---------     --------      ---------      --------
Income before income
taxes                         15,688        15,101        25,602         22,044

Provision for income
taxes                          5,925         5,505         9,690          8,047
                            --------      --------      --------       --------

Net income                  $  9,763      $  9,596      $ 15,912       $ 13,997
                            ========      ========      ========       ========

Net income per common share:
  Diluted                   $    .21      $    .20      $    .34       $    .29
                            ========      ========      ========       ========
  Basic                     $    .21      $    .20      $    .34       $    .30
                            ========      ========      ========       ========
Dividends per common
share                       $    .05      $    .05      $    .10       $    .10
                            ========      ========      ========       ========

Average common shares
used in per share
computations:
  Diluted                     46,840        47,655        46,685         47,611
                            ========      ========      ========       ========
  Basic                       46,422        47,275        46,408         47,282
                            ========      ========      ========       ========





              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE  CORPORATION
         CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
           For the three months ended May 28, 1999 and May 29, 1998
                             (Dollars in Thousands)

                                                   May 28, 1999    May 29, 1998
                                                  --------------  --------------
Cash was provided from (used for) Operations:
   Net income                                           $15,912        $13,997
   Adjustments to reconcile to net cash provided
      from (used for) operations:
   Depreciation and amortization                          5,190          5,166
   Compensation expense related to executive
      stock plans                                           228            165
   Equity in loss of affiliate                              813              -
   Loss(gain) on disposal of property and
      equipment                                             934         (3,395)
   Changes in:
      Accounts and notes receivable                     (28,981)       (32,576)
      Inventories                                        18,000         34,260
      Other current assets                                2,514         (1,159)
      Accounts payable, income taxes, accrued
       expenses and other current liabilities            (5,095)       (24,683)
      Net cash provided from (used for) operations      $ 9,515        $(8,225)
Investments:
   Additions to property and equipment                  (11,264)       (10,720)
   Proceeds from sales of property and equipment              -          5,888
   Purchase of marketable securities                       (772)          (139)
   Increase in other assets                              (5,062)        (2,758)
                                                         -------        -------
      Net cash used for investments                     (17,098)        (7,729)
                                                        --------        -------
Financing:
   Proceeds from sale of stock under stock plans            355            944
   Cash dividends paid                                   (4,639)        (4,727)
   Repurchase of common stock                                 -         (2,361)
                                                         -------        -------
      Net cash used for financing                        (4,284)        (6,144)
                                                         -------        -------

Net decrease in cash and cash equivalents               (11,867)       (22,098)

Cash and cash equivalents at beginning of the
period                                                   42,427         41,663
                                                         ------         ------

Cash and cash equivalents at end of the period          $30,560        $19,565
                                                        =======        =======



              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended May 28, 1999 and May 29, 1998 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended May 28, 1999 and May 29, 1998 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statement, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 27, 1998 on Form 10-K which included all information and footnotes necessary for such presentation.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingency assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.

                                     NOTE 2

      On March 31, 1998, the Company sold two buildings and adjoining land in Boston which was formerly used as a distribution center for the Company's wholly-owned subsidiary, Stride Rite Children's Group, Inc. The Boston facility was closed in December 1997 following the transfer of operations to a new distribution center in Huntington, Indiana. The transaction resulted in a one-time pre-tax gain of $3.9 million ($.05 per share, net of income taxes) in the second quarter of fiscal 1998.

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     NOTE 3

      Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised.

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                                 Second Quarter
                                   -------------------------------------------
                                           1999                 1998
                                   ---------------------  --------------------
                                              Per Share              Per Share
                                    Shares    Amount        Shares   Amount
                                   ---------- ----------  ---------  ---------
 Basic EPS                            46,422        .21     47,275        .20
 Effect of Dilutive Stock Options        418          -        380          -
                                   ---------- ----------  ---------  ---------
 Diluted EPS                          46,840        .21     47,655        .20
                                   ========== ==========  =========  =========

                                                First Six Months
                                   -------------------------------------------
                                           1999                 1998
                                   ---------------------  --------------------
                                              Per Share              Per Share
                                    Shares    Amount       Shares     Amount
                                   ---------- ----------  ---------  ---------
 Basic EPS                            46,408        .34     47,282        .30
 Effect of Dilutive Stock Options        277          -        329       (.01)
                                   ========== ==========  =========  =========
 Diluted EPS                          46,685        .34     47,611        .29
                                   ========== ==========  =========  =========

      The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                     Second Quarter        First Six Months
                                  --------------------  -----------------------
                                     1999       1998       1999        1998
                                  ---------  ---------  ----------  -----------
 Options to purchase shares of
 common stock (in thousands)           708        370        2,142        661

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

Results of Operations

      The following table summarizes the Company's performance for the second quarter and first six months of fiscal 1999 as compared to the results for the same periods in fiscal 1998:

Increase (Decrease) Percent vs. 1998 Results:
                                           Second Quarter      Six Months

Net sales                                       16.1%             15.5%
Gross profit                                    18.6%             18.0%
Selling and administrative expenses             13.2%             13.5%
Operating income                                37.3%             36.8%
Income before income taxes*                      3.9%             16.2%
Net income*                                      1.7%             13.7%


Operating Ratios as a Percent to Net Sales:
                                         Second Quarter       Six Months
                                       ------------------  ------------------
                                         1999     1998      1999      1998
                                       -------- ---------  -------- ---------

Gross profit                              36.8%     36.1%    36.8%     36.0%
Selling and administrative expenses       27.3%     28.0%    28.6%     29.1%
Operating income                           9.6%      8.1%     8.2%      7.0%
Income before income taxes*                9.4%     10.6%     8.1%      8.1%
Net income*                                5.9%      6.7%     5.1%      5.1%

* 1998 results for the second quarter and six months include a one-time gain related to a real estate sale.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales in the second quarter of fiscal 1999 increased $23.1 million or 16.1% over the net sales level for the same period of fiscal 1998. Over the first six months of fiscal 1999, consolidated net sales increased by $42.3 million, 15.5% above the sales for the comparable period of fiscal 1998. A 16.7% increase in revenues from the Company's wholesale divisions during the first half of fiscal 1999 combined with a 9% increase in sales of the Company's retail division to produce the consolidated revenue gain. In the second quarter of fiscal 1999, wholesale division revenues increased 17.5% and retail sales increased 9% from the same period in fiscal 1998. With respect to the wholesale divisions of the Company, unit shipments of current line merchandise during the first half of 1999 were 8% above the comparable period in fiscal 1998. The Company's average selling price was also higher in the first half of 1999 increasing 8% from 1998. The higher sales of current line merchandise during the first half of fiscal 1999 was partially offset by a 4% decrease in the sales of discontinued products.

      In the second quarter of fiscal 1999, Keds, the Company's largest business, increased sales 9% from 1998. Sales of women's products were up 3% during the second quarter, while children's sales increased 22% over the prior year. Sales of Keds' new products, including the Ready to Wear(R) and Relaxed Fit(TM) collections, more than offset the continuing sales decline of the Champion(R) style. However, during the April/May timeframe, reorders for Keds basic women's styles were below expectations as sales trends at retail appeared to favor sandals and other fashion products. The Company is increasing promotions in the third quarter of 1999 and is accelerating the introduction of new styles later in the year to react to these trends. For the first six months, Keds' net sales increased 10% compared to 1998, with the sales of women's products increasing 5% and sales of children's products up 31% from the first half of 1998.

     The Stride Rite Children's Group had a s1ight decrease (1%) in the second quarter of fiscal 1999, the result of a 9% increase in retail sales offset by lower sales to independent accounts which declined 12% compared to the same period in fiscal 1998. During the second quarter of 1999, sales at comparable company-owned retail stores increased 6% from 1998. For the first six months of fiscal 1999, sales of the Stride Rite Children's Group increased 2% from the same period in 1998, the result of a 4% decline in sales to independent accounts and a 9% increase in sales at company-owned retail stores. Sales at comparable company-owned retail stores increased 7.1% during the first half of 1999. At the end of the second quarter of fiscal 1999, the Company operated 201 stores, up 4% from the 194 stores open at the end of the second quarter in fiscal 1998.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Sales of Tommy Hilfiger products in the second quarter of 1999 increased 114% as compared to the same period in 1998. The introduction of the Tommy
Hilfiger women's line offset lower revenues from the Tommy Hilfiger men's product line. Sales for the first six months of fiscal 1999 for the Tommy Hilfiger division increased 94% as compared to the same period in 1998, again the result of the initial delivery of the women's Spring product line offsetting lower revenues in the Tommy Hilfiger men's business. The lower Tommy men's sales in the first half of 1999 were the result of a sharp reduction in the sales of discontinued products, down 54% from 1998.

      Compared to the same period in fiscal 1998, sales of the Sperry Top-Sider division increased 13% in the second quarter of fiscal 1999 and were 12% higher for the first six months of fiscal 1999. The brand's retailer sales incentive program and the first deliveries of the "Pioneer Collection" of men's casual styles helped generate the improved shipping performance. International revenues in the second quarter of 1999 were below the comparable period of 1998 by $1 million or 15%, as the Company continued to change business relationships to emphasize license royalty arrangements. For the first six months of 1999, International revenues declined $1.5 million or 9.1% from the comparable period of fiscal 1998.

Gross Profit

      During the first six months of fiscal 1999, gross profit increased $17.6 million, a gain of 18% compared to the net sales increase of 15.5% for the same period. The consolidated gross profit percent in the first half of 1999 increased 0.8 percentage points, finishing at 36.8% in 1999 compared to 36.0% in 1998. The gross profit performance in the second quarter of 1999 was also higher than the same period in fiscal 1998, 36.8% in 1999 compared to 36.1% in the 1998 second quarter. The gross profit percentage improvement in 1999 was primarily due to reductions in inventory obsolescence charges and sales allowances. In the prior year, the slowdown in the sales of Tommy Hilfiger men's and boys' products and generally weak conditions in the athletic footwear sector resulted in significant retailer sales allowances, order cancellations and related inventory obsolescence charges. In addition, air freight costs were lower in fiscal 1999 as these costs were necessary in the prior year to meet the introductory demand of certain Keds "Relaxed Fit" styles. The Company's 1998 second quarter and six month gross profit performance was negatively impacted by $0.9 million and $1.7 million, respectively, in start-up costs related to new product lines which were introduced in the second half of the year. The Company's LIFO provision had an unfavorable impact on gross profit comparisons for the second quarter of 1999, with LIFO decreasing gross profit by $0.3 million (0.2% of net sales) in 1999 compared to a favorable impact of $0.8 million (0.6% of net sales) in 1998.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Costs

      Selling and administrative expenses in the first six months of fiscal 1999 increased $10.7 million or 13.5% from the spending total in the first six months of 1998. This rate of increase was below the overall increase in net sales of 15.5% during the first half of 1999. Operating costs as a percentage of sales decreased from last year by 0.5 percentage points in the first six months (28.6% in 1999 compared to 29.1% in 1998). Advertising expense increased 18.7% in the first six months, representing 6.7% of net sales in the first six months of 1999, which was 0.2 percentage points higher than the spending rate in the comparable 1998 period. Distribution expenses represented 3.7% of net sales in the first half of 1999, which was 0.3 percentage points lower than the spending rate in 1998. This lower level of distribution costs in 1999 was achieved due to efficiencies gained by higher volumes, partially offset by the increased costs associated with the outsourcing of a portion of the Company's distribution function due to shipment capacity constraints. In addition, increased spending in information technology, primarily related to the costs of installing enhanced systems and achieving Year 2000 (Y2K) compliance, resulted in additional costs of $3.0 million compared to 1998. Operating costs in the first six months of 1998 included $3.0 million of product development and other selling and administrative costs related to new product lines, including women's Tommy Hilfiger(R), Nine West Kids(R) and Levi's(R) which generated revenues starting in the third quarter of 1998.

Other Income and Taxes

      Other income (expense) decreased pre-tax income by $0.3 million in the first six months of fiscal 1999 compared to an increase of $3.1 million in the first six months of fiscal 1998. In fiscal 1998, other income included a $3.9 million pre-tax gain from the sale of real estate formerly used as a distribution center for the Company's wholly-owned subsidiary, Stride Rite Children's Group, Inc. Interest income for the first six months was $1.7 million, down slightly from the $1.8 million for the first six months of 1998. Interest expense in the first six months of 1999 increased to $1.3 million compared to $1.0 million in 1998, as the Company maintained higher borrowings than in 1998 due to increased working capital levels, higher capital expenditures and expenditures related to the Company's share repurchase program in the second half of 1998. Average short-term borrowings in the first six months of 1999 were $43.4 million, 30% above the average borrowings of $33.4 million in the comparable period of 1998.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The provision for income taxes increased $1.6 million in the first six months of fiscal 1999 as compared to the similar period in fiscal 1998 primarily due to the higher pre-tax income earned in the period. The 1999 effective income tax rate was also higher, 37.8% compared to 36.5% in 1998, due mostly to the reduced tax savings related to a company-owned life insurance program.

Net Income

      Net income for the first six months of fiscal 1999 increased $1.9 million, up 13.7% from the income earned in the first half of fiscal 1998. The increased net sales level and the improved gross profit performance were the primary factors contributing to the improved earnings. Net income increased 38.7% in the first half of 1999 when the one-time gain related to the sale of real estate is excluded from 1998's results. The Company's return on net sales remained constant at 5.1% in the first six months of 1999 as compared to 1998.

Liquidity and Capital Resources

      At May 28, 1999,  the Company's  balance sheet reflects a current ratio of
3.2 to 1 with no long-term debt. The Company's cash and short-term investments totaled $30.6 million at the end of the latest quarter, slightly above the prior year's cash and investments total of $29.6 million. When combined with intermediate-term fixed income investments, total available cash and investments amounted to $41.8 million at May 28, 1999 compared to $38.3 million in 1998. The Company uses bank lines of credit to fund seasonal working capital needs. No borrowings under these lines of credit were outstanding as of May 28, 1999, which is consistent with the second quarter of 1998.

      During the first six months of fiscal 1999, the Company generated $9.5 million of cash from operations. This positive cash flow amount was an improvement over the $8.2 million use of cash to fund operations during the first six months of fiscal 1998.

      At May 28, 1999, accounts receivable and inventory levels totaled $195.9 million, an increase of $11.1 million or 6% above the $184.8 million asset amount at the end of the second quarter of 1998. Accounts receivable at the end of the second quarter of 1999 increased only $1.2 million or 1.4% compared to the prior year, well below the wholesale businesses' sales increase of 17.5% in the second quarter of 1999. Inventories were higher at the end of

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the second quarter of 1999, up $10.0 million or 10% from the 1998 level, due to additional inventory associated with Keds new basics program and the "Keds Stretch" product line, which is being introduced in June.

      Additions to property and equipment totaled $11.3 million in the first half of 1999 compared to $10.7 million for the same period in 1998. A large portion of the Company's capital expenditures are related to information systems in order to upgrade capabilities and to prepare for the Year 2000 transition.

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

      Information Technology ("IT") Systems:

      Remediation efforts (including testing and certification) continued during the first six months of fiscal 1999 with respect to the Company's previously identified "critical" and "important" IT business systems. The bulk of the Company's systems have now been tested and are certified as Y2K compliant, although testing of a small number of critical or important business systems will not be completed until September 1999.

      Non-IT and Partner Systems:

      During the first six months of 1999, the Company continued its inventory of third party and internal embedded, or "non-IT" systems. Company representatives have met with significant sourcing vendors to ensure an uninterrupted supply of product in the year 2000. The Company has compiled detailed information regarding all of its significant business partners. In appropriate cases, the Company has been relying upon vendors' testing and certification documents to validate that the related systems are Y2K compliant. Where the Company does not have adequate assurance that remediation efforts by third parties are on schedule, contingency plans are being developed to minimize potential disruption from Y2K failures experienced by our business partners. These plans include avoidance of those partners who may present an unacceptable level of risk. Validation efforts are expected to continue through September 1999.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Contingency Planning:

      Contingency planning has been developed on a case by case basis and includes encouraging customers to place orders before potential business disruptions, manual intervention of processes or finding alternative suppliers. There are, however, many variables and uncertainties surrounding the effectiveness of contingency planning. Thus, there is no certainty that the Company's contingency plans will be adequate to mitigate the materially adverse effect related to a large scale Y2K failure.

      Costs:

      Total anticipated expenditures related to the Y2K project remain on target at approximately $24 million, of which approximately $17 million is related to new systems which are being capitalized. Total Y2K project costs expended during the first six months of 1999 amounted to approximately $6.5 million.

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Company's shareholders was held on April 15, 1999. The three directors nominated by management were elected by the vote set forth below:
                                                Votes
                                       ------------------------
         Name of Director              For         Withheld
         ----------------              ---         --------
         James A. Eskridge             39,769,024   501,552
         Frank R. Mori                 39,678,220   592,356
         Bruce Van Saun                39,745,485   525,091

The Company's other directors, whose term of office continues after the 1999 stockholders' meeting, are as follows:

                              Warren Flick
                              Donald R. Gant
                              Robert L. Seelert
                              Myles J. Slosberg
                              W. Paul Tippett, Jr.

The  Company's   shareholders   also   ratified  the   Company's   selection  of
PricewaterhouseCoopers LLP. as auditors of the Company for the 1999 fiscal year by the vote set forth below:

                         Votes
         ------------------------------------------------
               For        Against          Abstentions
               ---        -------          -----------

           40,080,871     112,592             77,113

The shareholders voted in favor of a proposal requesting that the directors consider and act upon to approve The Stride Rite Corporation 1999 Executive Long-Term Bonus Plan, by the vote set forth below:

                      Votes
         ------------------------------------------------
               For        Against          Abstentions
               ---        -------          -----------

           38,494,249     1,533,997          242,330

The shareholders also voted in favor of a proposal requesting that the directors consider and act upon to approve amendment to The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan, by the vote set forth below:

                      Votes
         ------------------------------------------------
               For        Against          Abstentions
               ---        -------          -----------

           37,887,227     2,180,453          202,897

The shareholders also voted in favor of a proposal requesting that the directors consider and act upon to approve the amendment to The Stride Rite Corporation 1998 Stock Option Plan, by the vote set forth below:

                      Votes
         ------------------------------------------------
               For        Against          Abstentions
               ---        -------          -----------

           34,095,293     6,015,988          159,296

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits. The following exhibits are contained in this report:

                Exhibit No.          Description of Exhibit

                11                   Computation of Per Share Earnings
                27                   Financial Data Schedule

         (b)    Reports on Form 8-K

                There were no reports filed on Form 8-K during the most recent quarterly period. On July 9, 1999, the Company filed a report on Form 8-K describing the resignation of James A. Eskridge as Chairman and Chief Executive Officer of the Company. The Company also announced that its Board of Directors named Myles J. Slosberg as interim Chairman and CEO, pending the successful search and selection of a new Chairman and CEO. For additional information, reference is made to the Form 8-K filed on July 9, 1999.

                           THE STRIDE RITE CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
                                    THE STRIDE RITE CORPORATION
                                      (Registrant)



Date:  July 12, 1999                By:  /S/ John M. Kelliher
                                    ---------------------------
                                      John M. Kelliher
                                      Chief Financial Officer

                           THE STRIDE RITE CORPORATION

                                INDEX TO EXHIBITS




    Exhibit                                            Sequential Page
      No.                                                    No.

       11      Computation of Per Share Earnings             19 of 20
       27      Financial Data Schedule                       20 of 20