Form 10-Q
period 1999-08-27
STRIDE RITE CORP
filed 1999-10-08
CIK 94887

1 of 22 Pages
                                                            Exhibit Index
                                                            Appears on Page 18

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     FORM 10-Q
(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 27, 1999

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

                                Yes X No ____

      As of October 6, 1999, 45,999,962 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            THE STRIDE RITE CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                           August 27,
                                             1999        November 27,
                                          (Unaudited)        1998
                                          ----------     -----------
  Assets

  Current Assets:
    Cash and cash equivalents               $ 44,558       $ 42,427

    Accounts and notes receivable,net         86,166         56,475

    Inventories                               98,578        128,472

    Deferred income taxes                     25,796         24,758

    Prepaid expenses                           3,392          6,097
                                            --------        -------

    Total current assets                     258,490        258,229

  Property and equipment,net                  65,865         58,350

  Other assets                                23,675         18,917
                                            --------        -------

    Total assets                            $348,030       $335,496
                                            ========       ========





















              Theaccompanying  notes  are an  integral  part  of  the  condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (Dollars in Thousands)

                                               August 27,
                                                  1999         November 27,
                                              (Unaudited)          1998
                                              -----------      ------------
   Liabilities and Stockholders' Equity

   Current Liabilities:
     Accounts payable                          $ 21,394          $ 40,951
     Income taxes payable                        24,822            14,130
     Accrued expenses and other
      liabilities                                31,761            29,646
                                               ---------         --------
     Total current liabilities                   77,977            84,727

   Deferred income taxes                          6,134             6,042


   Stockholders' Equity:
     Preferred stock, $1.00 par value
      Shares authorized - 1,000,000
      Shares issued - none                            -                 -

     Common stock, $.25 par value
      Shares authorized - 135,000,000
      Shares issued - 56,946,544                 14,237            14,237

     Capital in excess of par value              21,833            22,063

     Retained earnings                          357,003           337,943

     Less cost of 10,549,467 shares of
      common stock held in treasury
     (10,565,526 on November 27, 1998
      and 10,051,557 on August 28,1998)        (129,154)         (129,516)
                                               ---------         ---------

     Total stockholders' equity                 263,919           244,727
                                               ---------         ---------

     Total liabilities and
      stockholders' equity                     $348,030          $335,496
                                               =========         ========


              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the periods ended August 27, 1999 and August 28, 1998
                     (In Thousands Except Per Share Data)

                                    Three Months Ended      Nine Months Ended
                                  August 27,  August 28,  August 27,  August 28,
                                     1999        1998        1999        1998
                                 -----------  ----------  ----------  ----------

  Net sales                       $155,952     $168,516   $470,390     $440,677

  Cost of sales                     98,157      105,772    296,846      279,820

  Selling and
  administrative expenses           39,501       42,973    129,362      122,151

  Nonrecurring charge                3,254            -      3,254            -
                                  --------      -------   --------     --------

  Operating income                  15,040       19,771     40,928       38,706

  Other income(expense):
    Interest income                  1,920        1,022      3,585        2,795
    Interest expense                  (402)        (551)    (1,706)      (1,494)
    Other, net                        (187)          64       (834)       2,343
                                   --------     -------     -------     -------
                                     1,331          535      1,045        3,644
                                   --------     -------     -------     -------

  Income before income taxes        16,371       20,306     41,973       42,350

  Provision for income taxes         6,258        7,540     15,948       15,587
                                   --------     -------    -------      -------

  Net income                       $10,113     $ 12,766    $26,025     $ 26,763
                                   =======     ========    =======     ========

  Net income per common share:
     Diluted                         $ .22        $ .27      $ .56        $ .56
                                    ======       ======     ======       ======
     Basic                           $ .22        $ .27      $ .56        $ .57
                                    ======       ======     ======       ======

  Dividends per common share         $ .05        $ .05      $ .15        $ .15
                                    ======       ======     ======       ======

  Average common shares used in
     per share computations:
     Basic                          46,440       47,261     46,418       47,275
                                    =======     =======    =======      =======
     Diluted                        46,644       47,707     46,761       47,647
                                    =======     =======    =======      =======


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                         THE STRIDE RITE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        For the nine months ended August 27, 1999 and August 28, 1998
                              (Dollars in Thousands)

                                                       August 27,    August 28,
                                                         1999          1998
                                                       ----------    ----------
Cash was provided from (used for) Operations:
  Net income                                               $26,025     $26,763
  Adjustments to reconcile to net cash provided
   from (used for)operations:
  Depreciation and amortization                              7,497       7,054
  Deferred income taxes, net                                  (946)        869
  Compensation expense related to executive stock plans        296         248
  Equity in loss (income) of affiliate                         813        (925)
  Loss(gain)on disposals of property and equipment             935      (3,255)
  Changes in:
   Accounts and notes receivable                           (29,691)    (50,088)
   Inventories                                              29,894      25,819
   Prepaid expenses                                          2,706          17
   Accounts payable, income taxes, accrued expenses
    and other current liabilities                           (7,393)    (15,134)
                                                           --------    --------
  Net cash provided from (used for) operations              30,136      (8,632)
                                                           --------    --------
Investments:
  Short-term investments                                         -       9,417
  Additions to property and equipment                      (15,804)    (13,045)
  Proceeds from sales of property and equipment                  -       8,342
  Purchase of noncurrent marketable securities                (320)     (1,666)
  Increase in other assets                                  (4,857)       (688)
                                                           --------    --------
  Net cash provided from (used for) investments            (20,981)      2,360
                                                           ---------   --------
Financing:
  Proceeds from sale of stock under stock plans                385       1,642
  Cash dividends paid                                       (6,961)     (7,082)
  Repurchase of common stock                                  (448)     (7,774)
                                                           --------    --------
  Net cash used for financing                               (7,024)    (13,214)
Net increase (decrease) in cash and cash equivalents         2,131     (19,486)
Cash and cash equivalents at beginning of period            42,427      41,663
                                                           --------    --------
Cash and cash equivalents at end of period                 $44,558     $22,177
                                                           ========    ========



              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                         THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 27, 1999 and August 28, 1998 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the nine-month period ended August 27, 1999 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 27, 1998 on Form 10-K which included all information and footnotes necessary for such presentation.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.

                                    NOTE 2

      In the third quarter of 1999, the Company recorded a nonrecurring charge in connection with the Company's realignment of corporate and divisional operations. The total amount of the charge of approximately $3.2 million, (amounting to $2.0 million after taxes or $.04 per share), is composed of $2.4 million related to employee termination payments, $0.6 million of other employee related costs, and $0.2 million of other costs. As a result of the restructuring, approximately 125 positions were eliminated from the Company's administrative staff.

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

                         THE STRIDE RITE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               NOTE 3 - continued

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                    Three Months Ended      Nine Months Ended
                                  August 27,  August 28,  August 27,  August 28,
                                    1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------
Net income applicable to common
shares                              $10,113    $12,766     $26,025     $26,763
                                    =======    =======     =======     =======

Calculation of shares:

  Weighted average number of common
    shares outstanding(basic)        46,440     47,261      46,418      47,275

  Common shares  attributable to
    assumed  exercise of dilutive
    stock options and stock
    purchase rights using the
    treasury stock method               204        446         253         372
                                     -------    -------    --------     -------

Average common shares and common
  equivalents outstanding during
  the period (diluted)               46,644     47,707      46,671      47,647
                                     =======    =======     =======    =======

Net income per common share (basic)   $ .22      $ .27       $ .56       $ .57
                                      =====      =====       =====       =====

Net income per common share (diluted) $ .22      $ .27       $ .56       $ .56
                                      =====      =====       =====       =====


      The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                      Third Quarter       First Nine Months
                                  -------------------  ------------------------
                                     1999       1998       1999        1998
                                  ---------  --------  -----------  -----------
 Options to purchase shares of
 common stock (in thousands)        2,494        268      2,463         369


                         THE STRIDE RITE CORPORATION

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

      This Form 10-Q contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "estimate," "project," "should," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by various trends and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Some of the key factors that may have a direct bearing on our results are as follows:

Mature markets; Competition; Consumer Trends

      Our strategy for growth depends upon increasing the acceptance of our current brands in our major markets, expanding into new markets and increasing the number of footwear products and brands that we sell. There can be no assurance that we will be able to successfully develop new branded products or acquire existing brands from third parities. The bulk of our sales are in the U.S. and Canada where the market is mature for many of our products. To grow our business, we must increase our market share at the expense of our competitors, and there can be no assurance we will be successful. Our efforts to expand sales outside the U.S. and Canada may not succeed.

      The footwear industry specifically, and the fashion industry in general, are subject to rapid and substantial shifts in consumer tastes and preferences. There are many competitors in our markets with substantially greater financial resources, production, marketing and product development capabilities. Our performance may be hurt by our competitors' product development, sourcing, pricing, innovation and marketing strategies. In addition, we expect the footwear industry in the U.S. to continue to experience substantial foreign competition.

      The fashion industry and retail industry is exposed to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. Our results are affected by the buying plans of our customers in the wholesale business, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to a decision by the controlling owner of a store chain, to decrease

                         THE STRIDE RITE CORPORATION

the amount of footwear products purchased from us. Moreover, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways which could decrease the number of stores, or the amount of shelf space, that carry our products. The impact that electronic commerce will have in the future on the retail industry is uncertain, but there is no assurance that any such impact will not adversely affect our business.

Inventory Obsolescence

      The fashion-oriented nature of our industry, the rapid changes in customer preferences and the extended product development and sourcing lead times, also leaves us vulnerable to an increased risk of inventory obsolesce. While we have in the past and believe we can in the future successfully manage this risk, if we are unable to do so, our revenue and operating margins will suffer.

Retention of Major Brand License

      We have derived significant revenues and earnings in the past from our exclusive licensing arrangement with Tommy Hilfiger Licensing, Inc. to produce and sell Hilfiger branded footwear. Our Hilfiger license expires December 31, 2001 and we have one option to renew the license for an addition three-year term. Whether our license with Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We believe that our relationship with Hilfiger is good and that we will be able to renew the license at the end of the current term, however, there can be no assurance that we will be able to do so. If we lose the Hilfiger license, our business could be materially and adversely affected

Overseas Production and Raw Material Procurement

      We purchase substantially all of our product lines and raw materials overseas and expect to do so for the foreseeable future. Our international sourcing subjects us to the risks of doing business abroad. Such risks include expropriation, acts of war, political disturbances, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas, and other trading restrictions, as well as fluctuations in currency values. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our products. If trade relations between the U.S. and China, or other countries in which we manufacture our products, deteriorate or are threatened by instability, our business may be adversely impacted. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance.

                         THE STRIDE RITE CORPORATION

Dependence on Logistical System

      Our business operations are dependent on our logistical system, which includes our computerized warehouse network, enabling us to procure our footwear products from overseas manufacturers, transport it to our warehouses, store it and deliver it to our customers on time, in the correct size and styles. A disruption to the logistical system could adversely impact our business. In addition, to improve overall efficiency, we are in the process of changing the computer software system that controls our order entry and inventory control system. While we expect that the implementation of the new software system will go smoothly, if we experience problems with such implementation, we could experience disruptions to our business that could have an adverse effect on our business.

Intellectual Property Risk

      We believe that our patents and trademarks are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. Finally, we cannot be sure that our activities will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability.

Year 2000 Exposure

      Statements of our expectations regarding the current status, date of completion and costs of our Year 2000 compliance programs and the anticipated compliance of our major customers and suppliers are forward-looking statements. These statements are our best estimates based on information currently available. Therefore, they are inherently subject to risks and uncertainties which could cause actual results to differ and which may have a material adverse effect on our business, financial position, results of operations or capital or liquidity needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 1999 as compared to the results for the same periods in fiscal 1998:

Increase (Decrease) Percent vs. 1998 Results:

                                                  Third Quarter   Nine Months

Net sales                                             (7.5%)           6.7%
Gross profit                                          (7.9%)           7.9%
Selling and administrative expenses                   (8.1%)           5.9%
Operating income before nonrecurring charges          (7.5%)          14.1%
Operating income                                     (23.9%)           5.7%
Income before income taxes                           (19.4%)          (0.9%)
Net income                                           (20.8%)          (2.8%)

Operating Ratios as a Percentage to Net Sales:

                                              Third Quarter      Nine Months
                                              1999      1998    1999      1998

Gross profit                                   37.1%    37.2%    36.9%    36.5%
Selling and administrative expenses            25.3%    25.5%    27.5%    27.7%
Operating income before nonrecurring charges   11.7%    11.7%     9.4%     8.8%
Operating income                                9.6%    11.7%     8.7%     8.8%
Income before income taxes                     10.5%    12.1%     8.9%     9.6%
Net income                                      6.5%     7.6%     5.5%     6.1%


Net Sales

      Net sales in the third quarter of fiscal 1999 decreased $12.6 million or 7.5% versus the net sales level for the same period of fiscal 1998. In the third quarter of fiscal 1999, revenues of the Company's wholesale businesses decreased 9.7%, while retail sales increased 6.3% from the same period in fiscal 1998. For the first nine months of fiscal 1999, consolidated net sales were above the same period of fiscal 1998 by $29.7 million or 6.7%. Revenues from the Company's wholesale businesses increased 6.5% during the first nine months of fiscal 1999. Retail also increased, up 8% in the first nine months of 1999 as compared to the same period in 1998. With respect to the wholesale businesses of the Company, unit shipments of current line merchandise during the first nine months of 1999 were slightly higher than the comparable period in fiscal 1998. During the first nine months of fiscal 1999, sales of discontinued products were 12% higher than the comparable period in fiscal 1998.

                        THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Keds sales in the third quarter of fiscal 1999 decreased 20% from 1998 as last year's sales had benefited from the strong sell-in of Keds updated basics, the Ready to Wear(R) and Relaxed Fit(R) product lines. In the third quarter of 1998, Keds sales had increased 49% from the prior year. Sales of Keds
Stretch(TM) products, which were introduced during the third quarter of 1999, generally exceeded retailer expectations, but the new line could not fully offset the lower sales of the updated basics. In addition, the Keds basic Champion(R) style has continued to decline. During the third quarter, reorders were weaker than last year as consumer trends appeared to be favoring fashion product and open toe footwear. For the first nine months, Keds net sales decreased 1% compared to the same period in 1998, with the sales of current line merchandise down by 3% from 1998. Sales of Keds women's products declined 8% from the prior year, while children's product sales increased 9% from 1998.

     Sales of the Stride Rite Children's Group in the third quarter of fiscal 1999 were flat with the third quarter of 1998 as a 6% increase in retail sales was offset by a 5% decrease in sales to independent accounts. During the third quarter of 1999, sales at comparable company-owned retail stores increased 1.9% from 1998. For the first nine months of fiscal 1999, sales of the Stride Rite
Children's Group increased 1% from the same period in 1998, with sales to independent accounts down 5% and sales at company-owned retail stores up 8% from the 1998 period. Sales at comparable company-owned retail stores increased 5.2% during the first nine months of 1999. At the end of the third quarter of fiscal 1999, the Company operated 205 stores, up 5% from the 196 stores open at the end of the third quarter in fiscal 1998.

     Sales of Tommy Hilfiger products in the third quarter of 1999 increased 20% as compared to the same period in 1998. Sales for the first nine months of fiscal 1999 for the Tommy Hilfiger division increased 59% as compared to the same period in 1998 as revenues associated with the Tommy Hilfiger women's line offset lower sales of Tommy Hilfiger men's products. The lower men's revenues were predominantly caused by a 50% reduction in the sales of discontinued styles. Additionally, product line changes away from higher priced basketball styles and more competitive market conditions resulted in an average selling price in 1999 which was 6% lower than the first nine months of 1998.

     Compared to the same period in fiscal 1998, sales of the Sperry Top-Sider division increased 9% in the third quarter of fiscal 1999. Sales of Sperry products increased 11% for the first nine months of fiscal 1999 as the brand has achieved success with newly introduced styles for the office casual market. For the nine-month period, Sperry sales in 1999 were above 1998 levels across all shoe categories, with sales of current line merchandise up 13%, and offsetting a 33% decrease in discontinued styles. International revenues in the third quarter of 1999 were below the comparable period of 1998

                        THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

by $2.2 million or 26%, which was principally the result of a restructuring of the Company's international operations that converted distribution arrangements to license agreements in certain countries. For the first nine months of 1999, international revenues declined $3.7 million or 15% from the comparable period of fiscal 1998.

      During the third quarter of fiscal 1998, the Company began shipping Levi's men's and boys' products under a license agreement with Levi Strauss & Co. Sales of Levi's footwear for the third quarter of 1998 were $4 million. In October 1998, after evaluating the initial retail results and assessing the general strength of the Levi's brand and competitive conditions in the young men's footwear market, the Company and Levi Strauss & Co. mutually agreed to discontinue Levi's footwear at the end of the Fall 1998 season. The Company recorded a one-time, pre-tax charge of approximately $5 million ($.07 per share) in the fourth quarter of fiscal 1998 to cover estimated losses on the disposal of inventory and severance costs associated with this decision.

Gross Profit

     During the first nine months of fiscal 1999, gross profit increased $12.7 million, a gain of 7.9% compared to the net sales increase of 6.7% for the same period. The consolidated gross profit percent for the first nine months of 1999 increased 0.4 percentage points, finishing at 36.9% in 1999 compared to 36.5% in 1998. The gross profit performance in the third quarter of 1999 was slightly lower than the same period in fiscal 1998, 37.1% in 1999 compared to 37.2% in the 1998 third quarter. In 1999, the Company's gross profit performance benefited from a lower inventory obsolescence provision. In 1998, the gross profit performance in the first nine months had been impacted negatively by increased inventory obsolescence charges, particularly in the Tommy Hilfiger division, and by sales allowances related to the disappointing Levi's product line. The Company's nine month gross profit performance in 1998 was also negatively affected by $1.7 million in start-up costs related to new licensed product lines, all of which began shipping in the third quarter of 1998. The Company's LIFO provision had an unfavorable impact on gross profit comparisons for the first nine months of 1999, with LIFO increasing gross profit by only $0.1 million in 1999 compared to an increase of $2.7 million (0.6% of net sales) in the comparable period of 1998. In the third quarter, the LIFO provision increased gross profit by $0.9 million (0.6% of net sales) in 1999 compared to an increase of $1.2 million (0.7% of net sales) in 1998.

                        THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Costs

     Selling and administrative expenses in the first nine months of fiscal 1999 were above the comparable period of the prior year, increasing $7.2 million or 5.9% as compared to the overall increase in net sales of 6.7% during the same period. Operating costs as a percentage of sales decreased from last year by 0.2 percentage points in the first nine months (27.5% in 1999 compared to 27.7% in 1998). In the third quarter of 1999, operating expenses decreased $3.5 million or 8.1% from 1998 compared to the sales decline of 7.5%. In the third quarter of 1999, selling and administrative expenses as a percent to net sales declined by
0.1 percentage points as compared to the comparable period of 1998. Increased spending in information technology continued in the third quarter, primarily related to the costs of installing enhanced systems and achieving year 2000
(Y2K) compliance. These efforts resulted in additional costs of $2.2 million compared to 1998. Operating costs in the first nine months of 1998 had included $3 million of product development and other selling and administrative costs related to the launch of the Levi's, Tommy Hilfiger women's and Nine West Kids product lines which began shipping in the third quarter of 1998. Advertising costs increased by $3.2 million or 11% in the first nine months of fiscal 1999. As a percentage of net sales, advertising expense represented 6.6% of sales in the first nine months of 1999, which was higher than the spending rate of 6.3% of sales in the comparable period in 1998. This higher spending level was due to the increased advertising related to the Tommy Hilfiger women's product line. The increased costs in the 1999 nine-month period were partially offset by the elimination of certain International division overhead costs of $2.3 million and various other administrative expense decreases.

Nonrecurring Charges

     A nonrecurring charge of $3.2 million related to a realignment of corporate and divisional operations was recorded in the third quarter of 1999, in order to competitively position the Company for future expansion and increased profitability. The actions, which should be completed during the fourth quarter of 1999, include the consolidation of certain merchandising, finance and operations functions, resulting in the elimination of approximately 125 positions from the Company's administrative staff.

                        THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income and Taxes

     Other income (expense) increased pre-tax income by $1.0 million in the first nine months of fiscal 1999 compared to an increase of $3.6 million in the comparable period of 1998. In the first nine months of fiscal 1998, other income included a pre-tax gain of $3.8 million from the March 1998 sale of real estate formerly used as a distribution center for the Company's wholly-owned subsidiary, Stride Rite Children's Group, Inc. Interest income in 1999 increased $0.8 million for the first nine months of 1999 versus the comparable period in 1998. Interest expense in the first nine months of 1999 increased to $1.7 million compared to $1.5 million in 1998. Average short-term borrowings in the first nine months of 1999 were $37.2 million, up from the average borrowings of $30.8 million in the comparable period of 1998.

     The provision for income taxes increased $0.4 million in the first nine months of fiscal 1999 as compared to the similar period in fiscal 1998 primarily due to a higher effective income tax rate, 38.0% compared to 36.8% in 1998. Reduced tax savings related to a company-owned life insurance program caused the higher effective tax rate in 1999.

Net Income

     Excluding one-time items in each year, net income for the nine-month period increased 15%, $28 million in 1999 compared to $24.3 million in 1998. Net income for the first nine months of fiscal 1999 was negatively impacted by the $3.2 million (pre-tax) nonrecurring charge, while the comparable period of 1998 was favorably impacted by the one-time gain from the sale of real estate of $3.8 million (pre-tax). Net income for the first nine months of fiscal 1999 decreased $0.7 million, down 2.8% from the income earned in the comparable period of fiscal 1998. The Company's after-tax return on net sales in the first nine months of fiscal 1999 decreased by 0.6 percentage points (5.5% of sales in 1999 compared to 6.1% in 1998).

                        THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     At August 27, 1999, the Company's balance sheet reflects a current ratio of
3.3 to 1 with no long-term debt. The Company's cash and short-term investments totaled $44.6 million at the end of the latest quarter, significantly above the cash and investments total of $22.2 million at the end of the third quarter of fiscal 1998. In 1999, other assets also included $10.8 million of investments in intermediate-term, fixed income instruments, even with the level of investments at the end of third quarter 1998. During the first nine months of 1999, the Company's operations generated $30.1 million of cash, compared to a negative cash flow from operations of $8.6 million in the comparable period in 1998.

     At August 27, 1999, receivables and inventory levels totaled $184.7 million, a decrease of $26 million or 12% from the $210.7 million asset amount at the end of the first nine months of fiscal 1998. Accounts receivable of $86.2 million at the end of the third quarter of 1999 decreased 15.4% from the 1998 amount, a level of decrease above the sales decline of 7.5% in the quarter. Inventories at the end of the first nine months of 1999 were also lower, down $10.3 million or 9.5% from the 1998 level.

     Additions to property and equipment totaled $15.8 million in the first nine months of fiscal 1999 compared to $13 million in the same period of fiscal 1998. A large portion of the Company's capital expenditures over the last two years has been related to upgrading its information systems in order to prepare for the Year 2000 transition. Capital expenditures in the first nine months of 1998 had included $3.2 million in expenditures related to the Company's purchase of its Huntington, Indiana distribution facility.

     On August 10, 1999, the Company's Board of Directors authorized the repurchase of an additional two million shares of common stock. This action brought the authorized total to 2,242,000 shares during fiscal 1999 as the Company had repurchased 1,758,000 shares under a prior two million share authorization. Through October 5, 1999, the Company has repurchased 450,000 shares under these authorizations at an aggregate cost of $3.3 million, leaving 1,792,000 shares authorized for future repurchases.

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

      Information Technology ("IT") Systems:

      Remediation efforts (including testing and certification) continued during the first nine months of fiscal 1999 with respect to the Company's previously identified "critical" and "important" IT business systems. The majority of the Company's systems have now been tested and are certified as Y2K compliant.

      Non-IT and Partner Systems:

      During the first nine months of 1999, the Company continued its inventory of third party and internal embedded, or "non-IT" systems. Company representatives have met with significant sourcing vendors to ensure an uninterrupted supply of product in the year 2000. The Company has compiled detailed information regarding all of its significant business partners. In appropriate cases, the Company has been relying upon vendors' testing and certification documents to validate that the related systems are Y2K compliant. Where the Company does not have adequate assurance that remediation efforts by third parties are on schedule, contingency plans are being developed to minimize potential disruption from Y2K failures experienced by our business partners. These plans include avoidance of those partners who may present an unacceptable level of risk. Validation efforts are expected to continue through October 1999.

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

                         THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Costs:

      Total anticipated expenditures related to the Y2K project are estimated at approximately $26.5 million, of which approximately $20 million is related to new systems which are being capitalized. Total Y2K project costs expended during the first nine months of 1999 amounted to approximately $9 million.

Part II - OTHER INFORMATION

                        THE STRIDE RITE CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits                  Description of Exhibit
                     Exhibit No.
                         27             Financial Data Schedule

        (b)   Reports on Form 8-K
              On July 9, 1999, the Company filed a report on Form 8-K describing the resignation of James A. Eskridge as chairman and Chief Executive officer of the Company. The Board of Directors named Myles J. Slosberg as interim Chairman and CEO pending the successful search and selection of a new Chairman and CEO. For additional information, reference is made to the Form 8-K filed on July 9, 1999.

                        THE STRIDE RITE CORPORATION

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    THE STRIDE RITE CORPORATION
                                            (Registrant)

Date:  October 8, 1999              By:   /s/ John M. Kelliher
                                          --------------------
                                          John M. Kelliher
                                          Chief Financial Officer

                        THE STRIDE RITE CORPORATION

                             INDEX TO EXHIBITS

Exhibit No.

                                                      Sequential Page No.
     27      Financial Data Schedule                        Page 22