Form 10-K
period 1999-12-03
STRIDE RITE CORP
filed 2000-03-01
CIK 94887

1 of 281 pages
                                                      Exhibit Index
                                                      appears on Page 23
-----------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 3, 1999

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

The aggregate market value of the Registrant's Common Stock $.25 par value, held by non-affiliates of the Registrant as of February 15, 2000, was $252,752,965 based on the closing price on that date on the New York Stock Exchange. As of February 15, 2000, 43,484,381 shares of the Registrant's Common Stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

                       Documents Incorporated by Reference

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                         Part of Form 10-K into

Name of Document                         which document is incorporated
----------------                         ------------------------------

Portions of the Registrant's Annual
Report to Stockholders for fiscal year
ended December 3, 1999                   Part I and Part II

Portions of the Registrant's Proxy
Statement for 2000 Annual Meeting of
Stockholders                             Part III

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

Certain Factors Affecting Future Operating Results

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "estimate," "project," "should," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by various trends and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Some of the key factors that may have a direct bearing on our results are as follows:

      Mature markets; Competition; Consumer Trends

            Our strategy for growth depends upon increasing the acceptance of our current brands in our major markets, expanding into new markets and increasing the number of footwear products and brands that we sell. There can be no assurance that we will be able to successfully develop new branded products or acquire existing brands from third parties. The bulk of our sales are in the U.S. and Canada where the market is mature for many of our products. To grow our business, we must increase our market share at the expense of our competitors, and there can be no assurance we will be successful. Our efforts to expand sales outside the U.S. and Canada may not succeed.

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

            The fashion industry and retail industry is exposed to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. Our results are affected by the buying plans of our customers in the wholesale business, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to a decision by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. Moreover, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways which could decrease the number of stores, or the amount of shelf space, that carry our products. The impact that electronic commerce will have in the future on the retail industry is uncertain, but there is no assurance that any such impact will not adversely affect our business.

      Inventory Obsolescence

            The fashion-oriented nature of our industry, the rapid changes in customer preferences and the extended product development and sourcing lead times also leave us vulnerable to an increased risk of inventory obsolescence. While we have successfully managed this risk in the past, and believe we can successfully manage it in the future, if we are unable to do so our revenue and operating margins will suffer.

      Retention of Major Brand License

            We have derived significant revenues and earnings in the past from our exclusive licensing arrangement with Tommy Hilfiger Licensing, Inc. to produce and sell Hilfiger branded footwear. Our Hilfiger license expires December 31, 2001 and we have one option to renew the license for an additional three-year term. Whether our license with Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We believe that our relationship with Hilfiger is good and that we will be able to renew the license at the end of the current term; however, there can be no assurance that we will be able to do so. If we lose the Hilfiger license, our business could be materially and adversely affected.

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

      Dependence on Logistical Systems

            Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network, enabling us to procure our footwear products from overseas manufacturers, transport it to our distribution facilities, store it and deliver it to our customers on time, in the correct sizes and styles. A disruption to the logistical systems could adversely impact our business. In addition, to improve overall efficiency, we are in the process of implementing new computer software systems that control our order management systems. We expect that the implementation of the new software systems will go smoothly. However, if we experience problems with such implementation, we could experience disruptions to our business that could have an adverse effect on our business.

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

Products

      The Stride Rite Children's Group designs and markets children's footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R), MUNCHKIN(R), SPERRY(R), SPERRY TOP-SIDER(R) and STREET HOT(R) trademarks in medium to high price ranges. The Company also markets a line of casual and dress footwear, which is targeted at six to ten year old girls, using the NINE WEST KIDS(R) trademark under a licensing agreement with Nine West Group, a subsidiary of Jones Apparel Group, Inc.

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

      In 1997, the Company began marketing a line of dress casual, sport casual and athletic footwear for men and boys using the TOMMY HILFIGER(R) brand name under a license agreement with Tommy Hilfiger Licensing, Inc. A women's footwear product line was launched in August 1998 using the TOMMY HILFIGER(R) brand name. The Company is currently planning to begin shipments of a girls' footwear product line during the third quarter of 2000.

Sales and Distribution

      The Company sells its products nationwide to customers operating retail outlets, including premier department stores, value retailers and specialty stores, as well as to Stride Rite children's shoe stores and other shoe stores operated by independent retailers. In addition, the Company sells footwear products to consumers through company-owned stores, including children's shoe stores, manufacturers' outlet stores and the children's footwear departments of certain department stores. The Company also sells a small amount of product directly to consumers through its e-commerce site, Keds.com. The Company's largest single customer accounted for approximately 8% of consolidated net sales for the fiscal year ended December 3, 1999.

      The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to an independent dealer. There are approximately 15 independent dealers who currently sublease store locations from the Company.

      The Company owns two distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space and the other in Huntington, Indiana with 263,000 square feet of space. Due to the growth of the Tommy Hilfiger footwear business in fiscal 1999 and the related warehouse capacity constraints, the Company began outsourcing the warehousing and facility distribution functions for one of its brands through a third-party facility in Chicago, Illinois.

      The Company maintains an in-stock inventory of certain styles of its various branded footwear in a wide range of sizes and widths for shipment to its wholesale customers. In accordance with practices in the footwear industry, the Company encourages early acceptance of merchandise by shipping some products to customers in advance of their seasonal requirements and permitting payment for such merchandise at specified later dates.

      Generally, the Company uses independent distributors and licensees to market its various product lines outside of North America. International revenues, including sales of the Company's Canadian subsidiary, represented 4.4% of consolidated net sales for the fiscal year ended December 3, 1999.

      The Company is also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 10 stores are currently operating in Canada, Costa Rica, El Salvador, Honduras, Mexico and Peru pursuant to such agreements.

      The Company also distributes SPERRY TOP-SIDER(R), STRIDE RITE(R), KEDS(R), GRASSHOPPERS(R), TOMMY HILFIGER(R) and NINE WEST KIDS(R) products in Canada through its Canadian subsidiary.

International Sourcing

      Having closed all of its manufacturing facilities in the United States and the Caribbean over the years, the Company purchases substantially all of its products from foreign sources. It maintains a staff of approximately 100 professional and technical personnel in Taiwan, Thailand, Indonesia and China, to supervise a substantial portion of its canvas and leather footwear production. It is anticipated that overseas resources will continue to be utilized in the future. The Company also purchases certain raw materials (particularly leather) from overseas resources. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear. During fiscal 1999, approximately 3% of the Company's total footwear production requirements were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise.

      Approximately 83% of the Company's footwear products are manufactured by independently owned footwear manufacturers in China. Historically, instability in China's political and economic environment has not had a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in China could have on the economics of doing business with its Chinese manufacturers.

Retail Operations

      As of December 3, 1999, the Company operated 117 Stride Rite children's shoe stores, 46 leased children's shoe departments in leading department stores, and 29 manufacturers' outlet stores under the name STRIDE RITE FAMILY FOOTWEAR which sell primarily prior season goods for all of the Company's owned and licensed brands. The product and merchandising formats of the Stride Rite children's shoe stores are utilized in the 46 leased children's shoe departments which the Company operates in certain divisions of Federated Department Stores, including Macy's, Rich's and Lazarus department stores. The Stride Rite children's shoe stores carry a significant portion of the lines of the Company's STRIDE RITE(R) and SPERRY (R) children's footwear and a portion of the KEDS(R) children's product line, the TOMMY HILFIGER(R) boys' line and the NINE WEST KIDS(R) girls' styles. The Company's stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of the Company's manufacturers' outlet stores are located in shopping centers consisting only of outlet stores.

      During the 1999 fiscal year, the Company opened 10 Stride Rite booteries and 6 manufacturers' outlet stores. During 1999, the Company closed 23 retail stores, including 14 low volume leased departments in November 1999, in an effort to improve the profitability of its Retail operations. The Company currently plans to open approximately 10 to 15 retail stores in fiscal 2000. The Company will also continue its efforts to close or sell underperforming retail locations in fiscal 2000, and expects to cease operations in 5 to 10 stores during the year.

      Sales through the Company's retail operations accounted for approximately 17% of consolidated net sales for the fiscal year ended December 3, 1999.

Apparel and Accessory Licensing Activities

      License royalties accounted for approximately 1% of the Company's sales in fiscal year 1999. The Company has license agreements with a number of third parties pursuant to which apparel and accessories are designed, manufactured and sold under the KEDS(R), PRO-KEDS(R), STRIDE RITE (R) and SPERRY TOP-SIDER(R) trademarks. The Company is actively evaluating its current license structure and is continually pursuing new licensees.

Backlog

      At December 3, 1999 and November 27, 1998, the Company had a backlog of orders amounting to approximately $148,700,000 and $170,800,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's Spring footwear styles, and traditionally substantially all of such orders are delivered or canceled during the first two quarters of the next fiscal year.

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

      Management believes that the creation of attractive styles, together with specialized engineering for fit, durability and quality and high service standards are significant factors in competing successfully in the marketing of all types of footwear. Management believes that the Company is competitive in all such respects.

      In operating its own retail outlets, the Company competes in the children's retail shoe industry with numerous businesses, ranging from large retail chains to single store operators.

Employees

      As of December 3, 1999, the Company employed approximately 2,300 full-time and part-time employees. One collective bargaining unit represents a small number of these employees. Management believes that its relations with its employees are good.

Environmental Matters

      Compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on the capital expenditures, earnings or competitive position of the Company.

Patents, Trademarks and Licenses

      The Company has an existing trademark license agreement with Tommy Hilfiger Licensing, Inc. pursuant to which it designs, markets and sells footwear to men, women and boys. In connection with this agreement, the Company expects to introduce a TOMMY HILFIGER(R) girls' line for the Fall season in fiscal 2000. The Company also has a trademark license agreement with Nine West Group, Inc. to design, manufacture and sell NINE WEST KIDS(R) branded children's footwear.

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

Executive Officers of the Registrant

The information with respect to the executive officers of the Company listed below is as of February 15, 2000.

Name                        Position with Company                          Age

David M. Chamberlain        Chairman of the Board of Directors and Chief    56
                            Executive Officer of the Company since
                            joining the Company in November 1999. Prior to joining the Company, Mr. Chamberlain was Chairman of the Board of Genesco, Inc., a footwear company, from 1994 to 1999 and President and Chief Executive Officer of
                            Genesco, Inc. from 1994 to 1996.

Diane M. Sullivan           President and Chief Operating Officer since     44
                            July 1999.  Previous to this position, Ms.
                            Sullivan was Group President of the Company since October 1997 and President, Wholesale division, Stride Rite Children's Group,
                            Inc., since joining the Company in April
                            1995.  Prior to joining the Company, Ms.
                            Sullivan was Vice President, Marketing, of
                            The Rockport Company, Inc., a footwear
                            company wholly owned by Reebok International
                            Ltd., from May 1993 to April 1995.

Executive Officers of the Registrant

Name                        Position with Company                          Age

Peter J. Charles            Senior Vice President and General Manager,      35
                            Stride Rite Sourcing International, since
                            August 1999.  Previously, Mr. Charles was
                            Senior Vice President, Sourcing, since he joined the Company in December 1996. Prior to joining the Company, Mr. Charles was employed by Clarks International, an international footwear manufacturer, from
                            1986 to 1996, as General Manager, Resourced
                            Production, Regional Resourcing Manager,
                            South East Asia and served in various other management level positions.

Janet M. DePiero            Vice President of Human Resources of the        38
                            Company since March 1997.  Previously, Ms.
                            DePiero was Director of Compensation and Benefits of the Company from October 1995 to February 1997 and Manager of Compensation and Benefits at the Company from December
                            1991 to September 1995.

Daniel R. Friedman          President of The Keds Corporation since         39
                            joining the Company in November 1999.
                            Previously, Mr. Friedman was President of
                            Aerosoles, Inc., a women's footwear
                            manufacturer, from December 1998 to November
                            1999, and was with the Nine West Group, a marketer of women's footwear, in various senior management positions from 1994 to 1998, including President of its Evan Picone division.

Sandra A. Hayakawa          President, Tommy Hilfiger Footwear, Inc.        38
                            since July 1999. Previously, Ms. Hayakawa was Vice President and General Manager,
                            Sales and Marketing, for Tommy Hilfiger
                            Footwear since joining the Company in May
                            1998. Prior to Stride Rite, Ms. Hayakawa was Vice President, Sales and Marketing for
                            Donna Karan Footwear, a division of the
                            Donna Karan Corporation, a women's apparel manufacturer, from 1992 to 1997.

John M. Kelliher            Chief Financial Officer of the Company since    48
                            February 1998 and Vice President, Finance
                            and Treasurer of the Company since February
                            1993.  Mr. Kelliher was Corporate Controller
                            of the Company from March 1982 to January
                            1998.
                                       11

Executive Officers of the Registrant

Name                        Position with Company                          Age

Thomas L. Nelson            President, Sperry Top-Sider, Inc. since         45
                            joining the Company in May 1998. Prior to joining the Company, Mr. Nelson was Senior
                            Vice President for North American Sales for
                            Converse, Inc., an athletic footwear
                            company, from March 1995 to May 1998 and Senior Vice President of Global Sales for
                            The Rockport Company, Inc., a footwear
                            company wholly owned by Reebok
                            International, Ltd., from September 1992 to
                            January 1995.

Charles W. Redepenning, Jr. General Counsel, Clerk and Secretary of the     43
                            Company since March 1998. Prior to joining the Company, Mr. Redepenning was Senior Vice President, General Counsel and Secretary of
                            Daka International, Inc., a multi-national food service and restaurant corporation, from 1989 to 1998.

Gerrald B. Silverman        President, Stride Rite Children's Group,        41
                            Inc., since September 1999. Previous to this position, Mr. Silverman was Senior Vice
                            President of The Keds Corporation from
                            January 1996 to September 1999 and President of Stride Rite International Corp. since joining the Company in April 1994.

Robert H. White, Jr.        Senior Vice President, Information              44
                            Technology, since joining the Company in May
                            1998.  Prior to joining the Company, Mr.
                            White was the Director of Information
                            Technology from August 1995 through May 1998 and Information Technology Manager from
                            September 1989 through July 1995 at the
                            Timex Corporation.



These executive officers are generally elected at the Board of Directors' meeting held in conjunction with the Company's Annual Meeting and serve at the pleasure of the Board.

Item 2.   Properties

      The Company owns an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space and a distribution center located in Huntington, Indiana with 263,000 square feet of space. The Company leases approximately 18,000 square feet of space in Wilmington, Massachusetts for product sample distribution and customer returns processing. The Company's Canadian subsidiary leases approximately 30,000 square feet for administrative offices and warehousing in Mississauga, Ontario.

      The Company leases approximately 163,000 square feet for its headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. The Company also leases 24,000 square feet of space in Richmond, Indiana for its customer service, order processing and telemarketing functions, and 25,000 square feet of space for its liaison offices in Mainland China and Taiwan. In addition, the Company leases smaller facilities for local sales offices and showrooms in various locations in the United States.

      At December 3, 1999, the Company operated 146 retail stores throughout the country on leased premises which, in the aggregate, covered approximately 223,300 square feet of space. The Company also operates 46 children's footwear departments in certain divisions of Federated Department Stores. In addition, the Company is the lessee of 15 retail locations with a total of approximately 17,640 square feet which are subleased to independent Stride Rite dealers and other tenants.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

     The information required by this item is included in the Registrant's 1999 Annual Report to Stockholders on pages 1, 18, 31, 34 through 37, 40 and 44 and is incorporated herein by reference.

Item 6.        Selected Financial Data

     The information required by this item is included in the Registrant's 1999 Annual Report to Stockholders on page 18 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is included in the Registrant's 1999 Annual Report to Stockholders on pages 19 through 23 and is incorporated herein by reference.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.        Financial Statements and Supplementary Data

     The information required by this item is included in the Registrant's 1999 Annual Report to Stockholders on pages 24 through 42 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director" and "Meetings of the Board of Directors and Committees" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 3, 1999, all of which information is incorporated herein by reference.

Item 11.  Executive Compensation

      Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders under the caption "Executive Compensation", which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 3, 1999, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 3, 1999, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      None.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

            (a) Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                                         Page in

                                                                       Form 10-K

Consolidated  Balance  Sheets as of December  3, 1999 and
   November 27, 1998                                                       *

Consolidated  Statements of Income for the fiscal years ended
   December 3, 1999, November 27, 1998 and November 28, 1997               *

Consolidated  Statements  of Cash Flows for the fiscal years ended
   December 3, 1999, November 27, 1998 and November 28, 1997               *

Consolidated  Statements of Changes in Stockholders' Equity for
   the fiscal years ended December 3, 1999, November 27, 1998
   and November 28, 1997                                                   *

Notes to Consolidated Financial Statements                                 *

Report of Independent Accountants                                          *

Report of Independent Accountants on Financial Statement Schedule         F-1

Financial  Statement  Schedule  for the fiscal  years  ended
   December  3, 1999, November 27, 1998 and November 28, 1997:

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

           (vi) By-laws of the Registrant, as amended. This document was filed as Exhibit 3 of the Registrant's Form 10-Q for the fiscal period ended June 1, 1990 and is incorporated herein by reference.

4          (i)    Reference  is made to  Exhibits  3(i),  (ii),  (iii)  and (iv)
                  referred to above, which are expressly incorporated herein by reference.

           (ii) Rights Agreement dated June 18, 1997 between the Registrant and BankBoston, N.A. This document was filed as Exhibit 1 to the Registrant's Form 8-A dated July 1, 1997 and is incorporated herein by reference.

Exhibits. The following exhibits are contained herein or are incorporated herein by reference:


Exhibit No.        Description of Exhibit

10         (i)*    1975  Executive  Incentive  Stock  Purchase  Plan of the
                   Registrant. This document was filed as Appendix A to the Registrant's Prospectus relating to such Plan, dated April
                   18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

          (ii)* 1995 Long-Term Growth Incentive Plan of the Registrant. This document was filed as Exhibit 10(vi) to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

          (iii)* Form of executive termination agreement dated as of February 12, 1998. This document was filed as Exhibit 10(iii) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

          (iv)* Form of executive termination agreement dated as of February 12, 1998. This document was filed as Exhibit 10(iv) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

          (v)* Form of severance agreement dated February 22, 1995. This document was filed as Exhibit 10(vi) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

          (vi)* Annual Incentive Compensation Plan amended and restated as of December 11, 1997. This document was filed as Exhibit 10(viii) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

          (vii)* 1998 Stock Option Plan of the Registrant (as amended). This document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

          (viii)* 1998 Non-Employee Director Stock Ownership Plan of the Registrant (as amended). This document was filed as Exhibit 10(xii) to the Registrant's Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

*Denotes a management contract or compensatory plan or arrangement.

Exhibit No.         Description of Exhibit

10         (ix)*    Senior Executive Annual Incentive Compensation Plan of
                    the Registrant. This document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

           (x)* 1999 Executive Long Term Bonus Plan of the Registrant. This document was filed as Exhibit 10(xiv) to the Registrant's Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

           (xi)* Employment Agreement between the Registrant and David M. Chamberlain dated November 4, 1999.

           (xii) Revolving Credit Agreement between the Registrant and BankBoston, N.A., Bank of America, N.A., Bank One, NA, SunTrust Bank, The Bank of New York, and BankBoston, N.A. with BancBoston Robertson Stephens Inc., dated as of January 19, 2000.

           (xiii)   Amended and Restated License Agreement between Registrant
                       and Tommy Hilfiger Licensing, Inc.

13 Portions of Registrant's 1999 Annual Report to Stockholders incorporated by reference into this Annual Report on Form 10-K.

21                  Subsidiaries of the Registrant

23                  Consent of Independent Accountants

27                  Financial Data Schedules

           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended December 3, 1999.

*Denotes a management contract or compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STRIDE RITE CORPORATION              THE STRIDE RITE CORPORATION

/s/     John M. Kelliher                 /s/      David M. Chamberlain
---     ----------------                 ---      --------------------
By:     John M. Kelliher, Chief          By:      David M. Chamberlain,
        Financial Officer                         Chairman of the Board of
        (Principal Accounting Officer)            Directors and Chief Executive
                                                  Officer

Date:   February 18, 2000                Date:    February 18, 2000



   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/     David M. Chamberlain             /s/     Warren Flick
        --------------------                     ------------
        David M. Chamberlain, Chairman           Warren Flick, Director
        of the Board of Directors and
        Chief Executive Officer

Date:   February 18, 2000                Date:   February 18, 2000

/s/     Donald R. Gant
---     --------------                           ------------------
        Donald R. Gant, Director                 Joanna M. Jacobson, Director

Date:   February 18, 2000                Date:   February 18, 2000

/s/     Frank R. Mori                    /s/     Robert L. Seelert
---     -------------                    ---     -----------------
        Frank R. Mori, Director                  Robert L. Seelert, Director

Date:   February 18, 2000                Date:   February 18, 2000

/s/     Myles J. Slosberg                /s/     Diane M. Sullivan
---     -----------------                ---     -----------------
        Myles J. Slosberg, Director              Diane M. Sullivan, Director

Date:   February 18, 2000                Date:   February 18, 2000

/s/     W. Paul Tippett, Jr.             /s/     Bruce Van Saun
---     --------------------                     --------------
        W. Paul Tippett, Jr., Director           Bruce Van Saun, Director

Date:   February 18, 2000                Date:   February 18, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Directors of
The Stride Rite Corporation:


Our audits of the consolidated financial statements referred to in our report dated January 6, 2000 appearing on page 42 of the 1999 Annual Report to Stockholders and Directors of The Stride Rite Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                         /s/ PricewaterhouseCoopers LLP
                                         ------------------------------
                                         PRICEWATERHOUSECOOPERS LLP




January 6, 2000

                           THE STRIDE RITE CORPORATION

                  Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)

                                          Additions
                              Balance     Charged to                 Balance at
                              at          Costs and                  End of
Description                   Beginning   Expenses     Deductions    Period
-----------                   Period
                              ---------   ----------   ----------    ----------

Fiscal year ended November 28, 1997:

   Deducted from assets:
     Allowance for doubtful
     accounts                    $3,448       $1,140         $846 (a)    $3,742
     Allowance for sales
     discounts                    3,724        3,294        1,754 (b)     5,264
                              ---------    ---------     --------      --------
                                 $7,172       $4,434       $2,600        $9,006
                              =========    =========     ========      ========

Fiscal year ended November 27, 1998:

   Deducted from assets:
     Allowance for doubtful
     accounts                     3,742        1,402        1,246 (a)     3,898
     Allowance for sales

     discounts                    5,264        2,329        1,920 (b)     5,673
                              ---------    ---------     --------      --------
                                 $9,006       $3,731       $3,166        $9,571
                              =========    =========     ========      ========

Fiscal year ended December 3, 1999:

   Deducted from assets:
     Allowance for doubtful
     accounts                     3,898        1,125        1,336 (a)     3,687
     Allowance for sales

     discounts                    5,673        2,490        1,899 (b)     6,264
                              ---------    ---------     --------      --------
                                 $9,571       $3,615       $3,235        $9,951
                              =========    =========     ========      ========


(a) Amounts written off as uncollectible.

(b) Amounts charged against the reserve.

                           THE STRIDE RITE CORPORATION

    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 3, 1999
                                Index to Exhibits

Exhibit No.      Description of Exhibit                                Page No.
-----------      ----------------------                                --------

10     (xi)*     Employment   Agreement  between  the  Registrant  and    24
                 David M. Chamberlain dated November 4, 1999.

       (xii)     Revolving  Credit  Agreement  between the  Registrant    39
                 and  BankBoston,  N.A.,  Bank of America,  N.A., Bank
                 One, NA, SunTrust Bank, The Bank of New York, and BankBoston, N.A. with BancBoston Robertson Stephens
                 Inc., dated as of January 19, 2000.

       (xiii)    Amended  and  Restated  License   Agreement   between    166
                 Registrant and Tommy Hilfiger Licensing, Inc.

13               Portions  of  Registrant's   1999  Annual  Report  to    246
                 Stockholders incorporated by reference into this Annual Report on Form 10-K.

21               Subsidiaries of the Registrant                           279

23               Consent of Independent Accountants                       280

27               Financial Data Schedules                                 281






*Denotes a management contract or compensatory plan or arrangement.