Form 10-Q
period 2000-03-03
STRIDE RITE CORP
filed 2000-04-14
CIK 94887

1 of 15 Pages
                                                            Exhibit Index
                                                       Appears on Page 14

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                        For the quarterly period ended March 3, 2000

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

          Yes (X)          No ( )

As of April 7, 2000,  43,263,134  shares of the registrant's  common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                      March 3,                      February 26,
                                        2000        December 3,         1999
                                     (Unaudited)        1999        (Unaudited)
                                    --------------  -------------  -------------

  Assets

  Current Assets:
     Cash and cash equivalents             $3,850       $ 57,186         $2,327

     Accounts and notes
       receivable, net                    105,374         47,478        108,485

     Inventories                          106,521        121,167        125,610

     Deferred income taxes                 26,303         26,303         24,758

     Other assets                           4,645          4,895          4,478
                                          -------        -------       --------

     Total current assets                 246,693        257,029        265,658

  Property and equipment, net              69,594         67,425         59,433

  Other assets                             21,134         21,738         24,193
                                          -------        -------       --------

     Total assets                        $337,421       $346,192       $349,284
                                         ========       ========       ========








                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    March 3,                       February 26,
                                      2000         December 3,         1999
                                  (Unaudited)         1999          (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                  $  6,000             -          $ 13,700
     Accounts payable                   24,402       $ 41,557           28,951
     Income taxes payable               25,933         22,059           22,731
     Accrued expenses and other
       liabilities                      27,717         26,862           29,033
                                      --------       --------       ----------
     Total current liabilities          84,052         90,478           94,415

  Deferred income taxes                  5,219          5,219            6,042


  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                  -             -                -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544       14,237         14,237           14,237

     Capital in excess of par
       value                            20,732         20,738           21,975

    Retained earnings                  360,697        355,158          341,833

     Less cost of 13,641,463
       shares of common stock
        held in treasury
        (12,312,461 on December
        3, 1999 and 10,541,243
        on February 26, 1999)         (147,516)      (139,638)        (129,218)
                                      ---------     ---------        ---------
     Total stockholders' equity        248,150        250,495          248,827
                                      --------      ---------        ---------

     Total liabilities and
       stockholders' equity           $337,421      $ 346,192        $ 349,284
                                      ========      =========        =========

                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 For the periods ended March 3, 2000 and February 26, 1999
                      (In Thousands Except Per Share Data)

                                               2000              1999
                                            ------------     --------------

Net sales                                    $151,663           $148,184

Cost of sales                                  96,766             93,677

Selling and administrative expenses            43,264             44,540
                                             --------           --------

Operating income                               11,633              9,967

Other income (expense):
   Interest income                                861                957
   Interest expense                              (473)              (646)
   Other, net                                      41               (365)
                                             --------           ---------
                                                  429                (54)
                                             --------           ---------

Income before income taxes                     12,062              9,913

Provision for income taxes                      4,575              3,764
                                             --------           --------

Net income                                   $  7,487            $ 6,149
                                             ========           ========

Net income per common share:

   Diluted                                   $    .17            $   .13
                                             ========           ========
   Basic                                     $    .17            $   .13
                                             ========           ========

Dividends per common share                   $    .05            $   .05
                                             ========           ========

Average shares used in per share computations:

   Diluted                                     44,103             46,530
                                             ========           ========
   Basic                                       43,980             46,394
                                             ========           ========







                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements

                                THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      For the three months ended March 3, 2000 and February 26, 1999 (Dollars in Thousands)

                                                         2000           1999
                                                    --------------   -----------
Cash was provided from (used for) Operations:

   Net income                                            $ 7,487       $  6,149
   Adjustments to reconcile to net cash
     provided from (used for) operations:
   Depreciation and amortization                           2,938          2,499
   Compensation expense related to executive
     stock plans                                              60            160
   Equity in loss of affiliate                                 -            276
   Loss on disposal of property and equipment                  -            908
   Changes in:
      Accounts and notes receivable                      (57,896)       (52,010)
      Inventories                                         14,647          2,862
      Other current assets                                   250          1,619
      Accounts payable, income taxes, accrued
        expenses and other current liabilities           (12,154)        (3,956)
                                                         --------       --------
      Net cash used for operations                       (44,668)       (41,493)
                                                         --------       --------
Investments:
   Additions to property and equipment                    (5,041)        (4,424)
   Decrease in noncurrent marketable
     securities                                            1,394            346
   Increase in other assets                                 (856)        (5,965)
                                                         --------       --------
      Net cash used for financing investments             (4,503)       (10,043)
                                                         --------       --------
Financing:
   Proceeds from sale of stock under stock plans               -             55
   Cash dividends paid                                    (2,247)        (2,319)
   Repurchase of common stock                             (7,918)             -
   Short-term debt                                         6,000         13,700
                                                         --------       -------
      Net cash provided from (used for) financing         (4,165)        11,436
                                                         --------       -------

Net decrease in cash and cash equivalents                (53,336)       (40,100)

Cash and cash equivalents at beginning of the
   period                                                 57,186         42,427
                                                         -------        -------

Cash and cash equivalents at end of the period           $ 3,850       $  2,327
                                                         =======       ========


                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended March 3, 2000 and February 26, 1999 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 3, 2000 and February 26, 1999 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 3, 1999 on Form 10-K which included all information and footnotes necessary for such presentation.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                     NOTE 2

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

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                                       Three Months Ended
                                               ---------------------------------
                                                 March 3,           February 26,
                                                  2000                1999
                                               --------------     --------------

Net income applicable to common shares              $ 7,487            $ 6,149
                                                    =======            =======

Calculation of shares:
  Weighted average number of common shares
    outstanding(basic)                               43,980             46,394

  Common shares  attributable to assumed
   exercise of dilutive stock options and
   stock purchase rights using the treasury
   stock method                                         123                136
                                                    -------            -------

Average common shares and common equivalents
  outstanding during the period (diluted)            44,103             46,530
                                                    =======            =======

Net income per common share (basic)                   $ .17              $ .13
                                                      =====              =====

Net income per common share (diluted)                 $ .17              $ .13
                                                      =====              =====


      The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                  First Quarter
                                           ----------------------------
                                                 2000            1999
                                           ------------    ------------
Options to purchase shares of common
  stock (in thousands)                           3,572           2,591

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors Affecting Future Operating Results

      This form 10-Q contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "estimate", "project", "should", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by various trends and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Some of the key factors that may have a direct bearing on our results are presented in the Company's Form 10-K for the fiscal year ended December 3, 1999 which was filed with the Securities and Exchange Commission.

Results of Operations

      The following table summarizes the Company's performance for the first quarter of fiscal 2000 as compared to the results for the comparable period in fiscal 1999:

Increase (Decrease) Percent vs. 1999 Results:

                                                                First Quarter

Net sales                                                            2.3%
Gross profit                                                         0.7%
Selling and administrative expenses                                 (2.9)%
Operating income                                                    16.7%
Income before income taxes                                          21.7%
Net income                                                          21.8%

Operating Ratios as a Percent to Net Sales:

                                                      First Quarter
                                             --------------------------------
                                                 2000              1999
                                             --------------    --------------
Gross profit                                         36.2%             36.8%
Selling and administrative expenses                  28.5%             30.1%
Operating income                                      7.7%              6.7%
Income before income taxes                            8.0%              6.7%
Net income                                            4.9%              4.1%

                                        8

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

      Net sales in the first quarter of fiscal 2000 increased $3.5 million (2.3%) from the sales level achieved in the comparable period of fiscal 1999. Revenues related to the Company's wholesale brands increased 2% during the first quarter of 2000, while retail sales during the period increased 3% from last year. During the first quarter of 2000, the wholesale brands of the Company had unit shipments of current line merchandise which were 2% higher than the 1999 first quarter. The Company's average selling price decreased in the first quarter of 2000, by 1% from 1999. This price decrease was primarily the result of a lower-priced product mix in the Tommy Hilfiger footwear brand. Sales of discontinued products increased $4.5 million in the first quarter of fiscal 2000 as compared to the comparable period of fiscal 1999 as the Company paid close attention to asset management.

      During the first quarter of fiscal 2000, each domestic wholesale brand experienced increased sales as compared to the 1999 first quarter. Sales of the Keds business unit increased 7% during the first quarter of 2000, with most of the sales growth related to Keds women's product lines. Sales of the Stride Rite Children's Group in the first quarter of 2000 increased 1% as compared to the same period in 1999 with higher retail sales accounting for all of the gain in the period. Retail sales in the first quarter of 2000 benefited from a more productive store mix and improved sales at comparable, company-owned stores which increased 1.5% from the first quarter of 1999. At the end of the first quarter of 2000, the Company operated 188 stores, down from the 195 stores open at the end of the first quarter in 1999. Sales of the Sperry brand increased 6% in the first quarter, driven by classic, Sperry Top-Sider boat shoes. Sales of the Tommy Hilfiger footwear brand in 2000 were 4% above the first quarter of fiscal 1999. The product line for women continues to perform well with higher sales, offsetting a decrease in the sales of men's and boys' products during the first quarter of 2000. Sales of the Company's International division in the first quarter of 2000 decreased $1.8 million or 27% compared to the prior year, due to a combination of delayed shipments and the Company's continued strategy to emphasize royalty over distribution type arrangements.

Gross Profit

      During the first quarter of fiscal 2000, gross profit increased $0.4 million, or 1%, as compared to the net sales increase of 2.3%. The consolidated gross profit percentage for the first three months of 2000 decreased 0.6 percentage points, to 36.2% in 2000 from 36.8% in 1999. The overall gross profit decline was due principally to the increased sales of discontinued products in the quarter compared to last year, particularly in the Keds brand. The LIFO provision also had an unfavorable effect on gross profit comparisons, with LIFO decreasing gross profit by $0.8 million (0.5% of net sales) in 2000 compared to a decrease of $0.6 million (0.4% of net sales) in 1999.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Costs

      Selling and administrative expenses in the first quarter of fiscal 2000 decreased 2.9% as compared to the first quarter of 1999 as the Company continues to contain operating costs. Operating costs as a percentage of sales in the first quarter decreased from last year by 1.6 percentage points (28.5% in 2000 compared to 30.1% in 1999). The expense level in the first quarter of fiscal 2000 was favorably impacted by the Company's restructuring efforts which eliminated approximately 125 administrative positions during the third quarter of fiscal 1999. Advertising expense represented 5.9% of net sales in the first quarter of 2000, which was below the spending rate of 6.8% of sales in the comparable period in 1999, largely due to a shift from television to print media with respect to the Keds brand resulting in a spending plan that was lower than last year. Distribution expenses represented 2% of net sales in the first quarter of 2000 compared to 2.3% in the 1999 first quarter.

Other Income and Taxes

      Other income (expense) increased pre-tax income by $0.4 million in the first quarter of fiscal 2000 compared to a decrease of $0.1 million in the first quarter of fiscal 1999. Interest income during the first quarter of 2000 was slightly below the prior year. Interest expense in the first quarter of 2000 was lower than 1999, decreasing $0.2 million. While average interest rates in the quarter were higher than in 1999, average short-term borrowings in the first quarter of 2000 were $26.0 million, 40% below the average borrowings of $43.3 million in the first quarter of 1999.

      The provision for income taxes increased $0.8 million in the first quarter of fiscal 2000 as compared to the similar period in fiscal 1999 primarily due to the higher pre-tax income earned in the period. The 2000 effective income tax rate was slightly lower, 37.9% compared to 38.0% in 1999.

Net Income

      Net income for the first quarter of fiscal 2000 increased $1.3 million, up 21.8% from the income earned in the 1999 first quarter. The increased net sales and lower operating costs were the primary factors contributing to the improved earnings. As a result, the Company's return on net sales improved by 0.8 percentage points in the first quarter of 2000 (4.9% of sales in 2000 compared to 4.1% in 1999).

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

      At March 3, 2000, the Company's  balance sheet reflects a current ratio of
2.9 to 1 with no long-term debt. The Company's cash and short-term investments totaled $3.9 million at the end of the latest quarter, slightly above the prior year's cash and investments total of $2.3 million. The Company uses its $75 million revolving credit agreement to fund seasonal working capital needs. Borrowings under this line of credit totaled $6.0 million at March 3, 2000, lower than the $13.7 million of short-term debt outstanding at the end of the first quarter of 1999.

      The Company's normal seasonal shipping and cash flow patterns generally require the use of funds in the first quarter of the fiscal year. During the first quarter of fiscal 2000, the Company used $44.7 million of cash to fund operating needs. This negative cash flow amount was higher than the $41.5 million use of cash to fund operations during the first quarter of fiscal 1999.

      At March 3, 2000, accounts receivable and inventory levels totaled $211.9 million, a decrease of $22.2 million or 9.5% below the $234.1 million asset amount at the end of the first quarter of 1999. Accounts receivable at the end of the first quarter of 2000 decreased $3.1 million or 3% from the same period in 1999, despite the higher sales level in 2000. Inventories were significantly lower at the end of the first quarter of 2000, down $19.1 million or 15% from the 1999 level. The principal reason for the lower inventory levels in 2000 was an overall reduction in basics style inventory compared to last year, particularly in the Keds brand.

      Additions to property and equipment totaled $5.0 million in the first quarter of 2000 compared to $4.4 million in the 1999 first quarter. The majority of the capital expenditure increase related to computer equipment and related software. During the first quarter of 2000, the Company continued its share repurchase program, buying back 1.3 million shares of common stock at a cost of $7.9 million. At March 3, 2000, the Company has 3.9 million shares remaining on the repurchase authorization voted by the Board of Directors in December 1999.

PART II - OTHER INFORMATION
                          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits.  The following exhibits are contained in this
                --------
                report:

                Exhibit No.            Description of Exhibit

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

                                    THE STRIDE RITE CORPORATION

                                  (Registrant)

Date:  April 14, 2000               By:  /S/ John M. Kelliher
                                    -------------------------
                                         John M. Kelliher
                                         Chief Financial Officer

                           THE STRIDE RITE CORPORATION

                                INDEX TO EXHIBITS

    Exhibit                                            Sequential Page No.
                                                       -------------------
     No.

       27      Financial Data Schedule                       15 of 15