Form 10-Q
period 2000-06-02
STRIDE RITE CORP
filed 2000-07-14
CIK 94887

1 of 17 pages
                                                                 Exhibit Index
                                                            Appears on Page 16
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the quarterly period ended June 2, 2000

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                         Commission File Number: 1-4404

                              THE STRIDE RITE CORPORATION
            (Exact name of registrant as specified in its charter)

                              Massachusetts 04-1399290
                          -------------------------------
        (State or other jurisdiction) (I.R.S. Employer Identified No.)

              191 Spring Street, Lexington, Massachusetts 02421
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (617)824-6000

         Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
--------------------------------                            -------------------
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

          Yes (X)          No ( )

As of July 7, 2000, 43,073,852 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                    June 2,                          May 28,
                                     2000          December 3,        1999
                                  (Unaudited)         1999         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents        $ 40,911         $ 57,186        $ 30,560

     Accounts and notes
      receivable, net                   82,976           47,478          85,456

     Inventories                        79,021          121,167         110,472

     Deferred income taxes              26,303           26,303          24,758

     Other assets                        4,525            4,895           3,583
                                      --------          -------         -------

     Total current assets              233,736          257,029         254,829

  Property and equipment, net           72,064           67,425          63,626

  Other assets                          20,793           21,738          24,338
                                      --------         --------        --------

     Total assets                     $326,593         $346,192        $342,793
                                      ========         ========        ========

















              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    June 2,                           May 28,
                                      2000         December 3,         1999
                                  (Unaudited)         1999          (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable               $ 16,964         $ 41,557         $ 27,516
     Income taxes payable             22,701           22,059           20,742
     Accrued expenses and other
       liabilities                    26,890           26,862           31,946
                                    --------         --------       ----------
     Total current liabilities        66,555           90,478           80,204

  Deferred income taxes                5,219            5,219            6,042


  Stockholders' Equity:
     Preferred stock,
        $1 par value
       Shares authorized -
        1,000,000
       Shares issued - None                -                -                -

     Common stock, $.25 par
       value
       Shares authorized -
         135,000,000
       Shares issued -
         56,946,544                   14,237           14,237           14,237

     Capital in excess of par
       value                          20,721           20,738           21,862

    Retained earnings                368,920          355,158          349,212

    Less cost of 13,874,260
       shares of common stock
       held in treasury
       (12,312,461 on December
       3, 1999 and 10,504,209
       on May 28, 1999)             (149,059)        (139,638)        (128,764)
                                   ---------        ---------        ---------
     Total stockholders' equity      254,819          250,495          256,547
                                   ---------        ---------        ---------

     Total liabilities and
       stockholders' equity        $ 326,593        $ 346,192        $ 342,793
                                   =========        =========        =========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             For the periods ended June 2, 2000 and May 28, 1999
                      (In Thousands Except Per Share Data)

                               Three Months Ended            Six Months Ended
                               ------------------            ----------------
                              June 2,       May 28,       June 2,       May 28,
                               2000          1999           2000         1999
                            ------------  -----------  -----------   -----------

Net sales                   $156,533      $166,253      $308,196       $314,437

Cost of sales                 98,669       105,012       195,435        198,689

Selling and
  administrative expenses     40,855        45,320        84,119         89,860
                            --------      --------      --------       --------

Operating income              17,009        15,921        28,642         25,888

Other income(expense):
  Interest income                783           707         1,644          1,665
  Interest expense              (681)         (658)       (1,154)        (1,304)
  Other, net                     (51)         (282)          (10)          (647)
                            --------      --------      --------       --------
                                  51          (233)          480           (286)
                            --------      --------      --------       --------
Income before income
  taxes                       17,060        15,688        29,122         25,602

Provision for income
  taxes                        6,451         5,925        11,026          9,690
                            --------      --------      --------       --------

Net income                  $ 10,609      $  9,763      $ 18,096       $ 15,912
                            ========      ========      ========       ========

Net income per common share:
  Diluted                   $    .24      $    .21      $    .41       $    .34
                            ========      ========      ========       ========
  Basic                     $    .25      $    .21      $    .42       $    .34
                            ========      ========      ========       ========
Dividends per common
share                       $    .05      $    .05      $    .10       $    .10
                            ========      ========      ========       ========

Average common shares
  used in per share
  computations:
  Diluted                     43,474        46,840        43,789         46,685
                            ========      ========      ========       ========
  Basic                       43,221        46,422        43,600         46,408
                            ========      ========      ========       ========








             The accompanying  notes  are an  integral  part  of  the  Condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            For the six months ended June 2, 2000 and May 28, 1999
                            (Dollars in Thousands)

                                                    June 2, 2000    May 28,1999
                                                  ---------------  -------------
Cash was provided from (used for)
Operations:

   Net income                                         $ 18,096         $ 15,912
   Adjustments to reconcile to net cash provided
      from (used for) operations:
   Depreciation and amortization                         6,070            5,190
   Compensation expense related to executive
      stock plans                                          117              228
   Equity in loss of affiliate                               -              813
   Loss on disposal of property and
      equipment                                            177              934
   Changes in:
      Accounts and notes receivable                    (35,498)         (28,981)
      Inventories                                       42,146           18,000
      Other current assets                                 370            2,514
      Accounts payable, income taxes, accrued
       expenses and other current liabilities          (23,897)          (5,095)
                                                      --------         --------
      Net cash provided from operations                  7,581            9,515
                                                      --------         --------
Investments:
   Additions to property and equipment                 (10,754)         (11,264)
   Net sales(purchases) of marketable securities         1,091             (772)
   Increase in other assets                               (278)          (5,062)
                                                      --------         --------
      Net cash used for investments                     (9,941)         (17,098)
                                                      --------         --------
Financing:
   Proceeds from sale of stock under stock plans             -              355
   Cash dividends paid                                  (4,427)          (4,639)
   Repurchase of common stock                           (9,488)               -
                                                      --------         --------
      Net cash used for financing                      (13,915)          (4,284)
                                                      --------         --------

Net decrease in cash and cash equivalents              (16,275)         (11,867)

Cash and cash equivalents at beginning of the
period                                                  57,186           42,427
                                                      --------         --------

Cash and cash equivalents at end of the period        $ 40,911         $ 30,560
                                                      ========         ========



           The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended June 2, 2000 and May 28, 1999 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended June 2, 2000 and May 28, 1999 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 3, 1999 on Form 10-K which included all information and footnotes necessary for such presentation.

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

                                     NOTE 2

      In the third quarter of fiscal 1999, the Company recorded pre-tax nonrecurring charges of $3,254,000 related to a restructuring of corporate and divisional operations. The following table summarizes activity during the first six months of fiscal 2000:

Balance at beginning of year              $1,517
Amounts charged against accrual             (857)
                                          ------
Balance at June 2, 2000                     $660
                                          ======


The Company expects to complete all payments related to this restructuring during the third quarter of fiscal 2000.

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

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                         Three Months Ended   Six Months Ended
                                         ------------------   ----------------
                                        June 2,   May 28,    June 2,   May 28,
                                          2000       1999      2000      1999
                                          ----       ----      ----      ----
Net income applicable to common
  shares                               $ 10,609  $  9,763   $ 18,096  $ 15,912

Calculation of shares:
   Weighted average number of common
     shares outstanding(basic)           43,221    46,422     43,600    46,408

   Common shares  attributable to
      assumed exercise of dilutive
      stock options and stock
      purchase rights using the
      treasury stock method                 253       418        189       277
                                        --------  --------   --------  --------

Average common shares and common
   equivalents outstanding during
   the period (diluted)                   43,474    46,840     43,789    46,685
                                        ========  ========   ========  ========

Net income per common share (basic)     $    .25  $    .21   $    .42  $    .34
                                        ========  ========   ========  ========

Net income per common share(diluted)    $    .24  $    .21   $    .41  $    .34
                                        ========  ========   ========  ========


      The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                     Second Quarter        First Six Months
                                  -------------------   -----------------------
                                     2000       1999       2000        1999
                                  --------    --------   ---------   ---------
 Options to purchase shares of
    common stock (in thousands)      2,870       708       3,221       2,142

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

Results of Operations

      The following table summarizes the Company's performance for the second quarter and first six months of fiscal 2000 as compared to the results for the same periods in fiscal 1999:

Increase (Decrease) Percent vs. 1999 results:

                                           Second Quarter      Six Months
                                           --------------      ----------
Net sales                                       (5.8)%            (2.0)%
Gross profit                                    (5.5)%            (2.6)%
Selling and administrative expenses             (9.9)%            (6.4)%
Operating income                                 6.8%             10.6%
Income before income taxes                       8.7%             13.7%
Net income                                       8.7%             13.7%

Operating Ratios as a Percent to Net Sales:

                                         Second Quarter       Six Months
                                         --------------       ----------
                                         2000     1999      2000      1999
                                       -------- --------  --------  --------

Gross profit                              37.0%     36.8%   36.6%      36.8%
Selling and administrative expenses       26.1%     27.3%   27.3%      28.6%
Operating income                          10.9%      9.6%    9.3%       8.2%
Income before income taxes                10.9%      9.4%    9.4%       8.1%
Net income                                 6.8%      5.9%    5.9%       5.1%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales in the second quarter of fiscal 2000 decreased $9.7 million or 5.8% below the net sales level for the same period of fiscal 1999. In the second quarter of 2000, wholesale brand revenues decreased 8%, while retail sales increased 9% from the same period in 1999. Over the first six months of 2000, consolidated net sales decreased by $6.2 million, 2% below the sales for the comparable period of 1999. Revenues related to the Company's wholesale brands declined 3% during the first half of 2000, while retail sales increased 6%. Unit shipments of current line merchandise for the wholesale brands during the first half of 2000 were 2% below the comparable period in 1999. The Company's average selling price was also lower in the first half of 2000, decreasing 2% from last year. Sales of discontinued products increased $10.4 million in the first half of 2000 as compared to the comparable period in 1999 as the Company paid close attention to asset management.

     Sales of Stride Rite Children's Group increased 11% in the second quarter of fiscal 2000, the result of a 9% increase in retail sales and a 13% gain in sales to independent accounts, as compared to the same period in fiscal 1999. During the second quarter of 2000, sales at comparable, company-owned retail stores increased 3.9% from 1999. For the first six months of 2000, sales of the Stride Rite Children's Group increased 6% from the same period in 1999, with the retail and wholesale portions increasing at a similar rate. Sales at comparable, company-owned retail stores increased 3.7% during the first half of 2000. Sales of the Stride Rite brand in the first half of 2000 were helped by the introduction of a new line of baby footwear which features the Natural Motion System(TM) that is designed to promote natural development and walking patterns for children. At the end of the second quarter of 2000, the Company operated 193 stores, down 4% from the 201 stores open at the end of the second quarter in 1999. The Company opened 10 new stores and sold or closed 9 underperforming locations in the first six months of 2000.

      In the second quarter of fiscal 2000, sales of the Keds brand were 8% lower than the comparable period of 1999. For the first six months of 2000, Keds' net sales decreased 1% compared to 1999, with the sales of women's and children's products decreasing 7% and 9%, respectively, from the first half of 1999, somewhat offset by increased sales of discontinued styles. The Keds brand completed a major product transition in the first six months of 2000 by phasing out the "Ready to Wear" product line, a basic women's and children's line that was first introduced in fiscal 1997. Keds is increasing marketing promotions in the second half of 2000 to support the further growth of the Keds Stretch(TM) product line and the introduction of new women's casual styles for the Fall season.

      Sales of Tommy Hilfiger footwear products in the second quarter of fiscal 2000 decreased 23% as compared to the same period in 1999 with declines across all product lines. For the first six months of 2000, sales of Tommy Hilfiger footwear decreased 11% as compared to the same period in 1999.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Although overall unit shipments were even with the comparable six-month period of 1999, the shift to lower-priced product resulted in the decreased sales. In the first six months of 2000, sales of Tommy Women's products were flat to last year, while sales declined for the Tommy Hilfiger men's and boys' business.

      Sales of the Sperry Top-Sider brand decreased 4% in the second quarter of fiscal 2000, reducing the first half sales gain to 1% above the comparable period of fiscal 1999. Sperry's second quarter sales were negatively impacted by lower reorders and by reduced sales of the brand's women's product line. International revenues in the second quarter of 2000 were above the comparable period of 1999 by $0.6 million or 10%. For the first six months of 2000, International revenues declined $2.1 million or 14% from the comparable period of 1999, as the Company continued to change business relationships to emphasize license royalty arrangements.

Gross Profit

      During the first six months of fiscal 2000, gross profit decreased $3.0 million or 2.6% below the same period in fiscal 1999. This decrease compares to the net sales decrease of 2% for the same period. The consolidated gross profit percent in the first half of 2000 decreased 0.2 percentage points, finishing at 36.6% in 2000 compared to 36.8% in 1999. However, gross profit performance in the second quarter of 2000 was improved over the same period in 1999, 37.0% in 2000 compared to 36.8% in the 1999 second quarter. The Company's gross profit performance was negatively impacted by increased obsolescence charges as these costs reduced gross profit by 3.4 percentage points in the first six months of 2000 compared to a reduction of 2.7 percentage points in the first half of 1999. The increased significance of retail sales, which typically yields a higher gross profit percentage, to overall consolidated sales, had a favorable impact on gross profit performance during the first half of 2000. The Company's LIFO provision had little impact on gross profit comparisons for the first six months of 2000, with LIFO decreasing gross profit by $1.1 million (0.4% of net sales) in 2000 compared to a reduction of $0.9 million (0.3% of net sales) in 1999.

Operating Costs

      Selling and administrative expenses in the first half of fiscal 2000 decreased $5.7 million or 6.4% from the spending level in the first half of fiscal 1999. Operating costs as a percentage of sales in the first half decreased from 1999 by 1.3 percentage points (27.3% in 2000 compared to 28.6% in
1999). The expense level in the first half of fiscal 2000 was favorably impacted by the Company's restructuring efforts which eliminated approximately 125 administrative staff positions during the third quarter of 1999. Higher retail store expenses, primarily related to the start-up of new stores, increased overall operating expenses by 0.6 percentage points during the first six months of 2000. Advertising expense represented 5.4% of net sales in the first half of 2000, which was below the spending rate of 6.3% for 1999. This advertising cost decrease is largely due to a shift from television to print

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

media with respect to the Keds brand, resulting in an annual spending plan that was lower than 1999. In fiscal 2000, the Company is also incurring advertising costs on a more balanced basis between the Spring and Fall seasons. Therefore, similar advertising cost savings are not expected in the second half of 2000.

Other Income and Taxes

      Other income (expense) increased pre-tax income by $0.5 million in the first six months of fiscal 2000 compared to a decrease of $0.3 million in the similar period of fiscal 1999. Interest income for the first six months of 2000 was $1.6 million, down slightly from the $1.7 million for the first half of 1999. Interest expense in the first six months of 2000 decreased slightly to $1.2 million compared to $1.3 million in 1999. The lower average borrowing levels were nearly offset by an increase in the Company's average interest rate, 7.4% in the first half of 2000 compared to 6.0% in 1999. Average short-term borrowings in the first six months of 2000 were $31.0 million, 28% below the average borrowings of $43.2 million in the comparable period of 1999.

      The provision for income taxes increased $1.3 million in the first six months of fiscal 2000 as compared to the similar period in fiscal 1999, primarily due to the higher pre-tax income earned in the period. The 2000 effective income tax rate was also slightly higher, 37.9% compared to 37.8% in 1999.

Net Income

      Net income for the first six months of fiscal 2000 increased $2.2 million, up 13.7% from the income earned in the same period of fiscal 1999. Lower operating expenses and increased other income were the primary factors contributing to the improved earnings. As a result, the Company's return on net sales increased to 5.9% in the first six months of 2000 as compared to 5.1% in 1999.

Liquidity and Capital Resources

      At June 2, 2000,  the Company's  balance sheet reflects a current ratio of
3.5 to 1 with no long-term debt. The Company's cash and cash equivalents totaled $40.9 million at the end of the latest quarter, above the prior year's cash and cash equivalents total of $30.6 million. When combined with intermediate-term fixed income investments, which are included in other assets, total available cash and investments amounted to $51.0 million at June 2, 2000 compared to $41.8 million in 1999. The Company uses its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of June 2, 2000, or May 28, 1999.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      During the first six months of fiscal 2000, the Company generated $7.6 million of cash from operations. This positive cash flow amount was below the $9.5 million of cash provided from operations during the same period in fiscal 1999. At June 2, 2000, accounts receivable and inventory levels totaled $162.0 million, a decrease of $33.9 million or 17% below the $195.9 million asset amount at the end of the second quarter of 1999. Accounts receivable at the end of the second quarter of 2000 decreased $2.5 million or 2.9% compared to the prior year, less than the wholesale businesses' sales decrease of 8% in the second quarter of 2000. Inventories were also lower at the end of the second quarter of 2000, down $31.4 million or 28% from the 1999 level, due to an overall reduction in basics style inventory compared to last year, particularly in the Keds brand, and a more focused product line in the Stride Rite brand.

      Additions to property and equipment totaled $10.8 million in the first half of fiscal 2000 compared to $11.3 million for the same period in fiscal 1999. In the second half of 2000, the Company expects to complete an expansion of its Huntington, Indiana distribution facility, which will allow for the termination of a higher cost outsourcing arrangement for one of its brands. Capital expenditures related to this expansion are planned at $6 million. During the first half of 2000, the Company continued its share repurchase program, buying back 1.6 million shares of common stock at a cost of $9.5 million. At June 2, 2000, the Company has 3.7 million shares remaining on the repurchase authorization approved by the Board of Directors in December 1999.

 PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Company's shareholders was held on April 13, 2000. The three directors nominated by management were elected by the vote set forth below:

                                                Votes
                                       ------------------------
         Name of Director              For         Withheld
         ----------------              ---         --------
         David M. Chamberlain          36,496,567    444,245
         Myles J. Slosberg             36,392,541    548,271
         Peter L. Harris               35,828,110  1,112,702

The Company's other directors, whose term of office continues after the 2000 stockholders' meeting, are as follows:

                                  Warren Flick
                                 Donald R. Gant
                                  Frank R. Mori
                                Diane M. Sullivan
                              W. Paul Tippett, Jr.
                                 Bruce Van Saun

The  Company's   shareholders   also   ratified  the   Company's   selection  of
PricewaterhouseCoopers LLP. as auditors of the Company for the 2000 fiscal year by the vote set forth below:

                         Votes
         ------------------------------------------------
               For        Against          Abstentions
               ---        -------          -----------
           36,737,997     130,463             72,352

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits.  The following exhibits are contained in this
                --------
                report:

                Exhibit No.          Description of Exhibit
                -----------          ----------------------
                27                   Financial Data Schedule

         (b)    Reports on Form 8-K
                -------------------
                There were no reports filed on Form 8-K during the most recent quarterly period.

                            THE STRIDE RITE CORPORATION


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    THE STRIDE RITE CORPORATION
                                    ---------------------------
                                      (Registrant)



Date:  July 12, 2000                By:  /S/ John M. Kelliher
                                    -------------------------
                                      John M. Kelliher
                                      Chief Financial Officer

                            THE STRIDE RITE CORPORATION

                                 INDEX TO EXHIBITS




    Exhibit                                            Sequential Page
       No.                                                   No.
    -------                                            ---------------

       27      Financial Data Schedule                       17