Form 10-Q
period 2000-09-01
STRIDE RITE CORP
filed 2000-10-13
CIK 94887

1 of 16 pages
                                                                 Exhibit Index
                                                            Appears on Page 15

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the quarterly period ended September 1, 2000

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

          Yes (X)          No ( )
                                 -

As of October 9, 2000,  41,698,051 shares of the Registrant's common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                 September 1,                      August 27,
                                     2000          December 3,        1999
                                  (Unaudited)         1999         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents         $42,762         $ 57,186        $ 44,558

     Accounts and notes
       receivable, net                  82,578           47,478          86,166

     Inventories                        78,766          121,167          98,578

     Deferred income taxes              26,489           26,303          25,796

     Other assets                        4,587            4,895           3,392
                                      --------         --------        --------

     Total current assets              235,182          257,029         258,490

  Property and equipment, net           75,326           67,425          65,865

  Other assets                          21,260           21,738          23,675
                                      --------          -------        --------

     Total assets                     $331,768         $346,192        $348,030
                                      ========         ========        ========

















              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                  September 1,                      August 27,
                                      2000         December 3,         1999
                                  (Unaudited)         1999         (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable               $ 20,716         $ 41,557        $21,394
     Income taxes payable             23,828           22,059         24,822
     Accrued expenses and other
       liabilities                    25,552           26,862         31,761
                                    --------         --------      ---------
     Total current liabilities        70,096           90,478         77,977

  Deferred income taxes                5,109            5,219          6,134


  Stockholders' Equity:
     Preferred stock,
        $1 par value
       Shares authorized -
          1,000,000
       Shares issued - None                -                -              -

     Common stock, $.25 par
       value
       Shares authorized -
        135,000,000
       Shares issued -
        56,946,544                    14,237           14,237         14,237

     Capital in excess of par
       value                          20,275           20,738         21,833

    Retained earnings                374,558          355,158        357,003

     Less cost of 14,512,359
        shares of common stock
        held in treasury
        (12,312,461 on December
        3, 1999 and 10,549,467
        on August 27, 1999)         (152,507)        (139,638)      (129,154)
                                   ---------        ---------      ---------
     Total stockholders' equity      256,563          250,495        263,919
                                   ---------        ---------      ---------

     Total liabilities and
       stockholders' equity        $ 331,768        $ 346,192       $348,030
                                   =========        =========      =========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the periods ended September 1, 2000 and August 27, 1999
                      (In Thousands Except Per Share Data)

                          Three Months Ended             Nine Months Ended
                          ------------------             -----------------
                      September 1     August 27     September 1     August 27
                          2000           1999          2000            1999
                      -----------     ---------      ----------     ----------

Net sales             $144,760        $155,952      $452,956        $470,390

Cost of sales           92,700          98,157       288,135         296,846

Selling and
  administrative
  expenses              40,242          39,501       124,361         129,362

Nonrecurring charge          -           3,254             -           3,254
                      --------        --------      --------        --------

Operating income        11,818          15,040        40,460          40,928

Other income
  (expense):
  Interest income        1,244           1,920         2,888           3,585
  Interest expense        (394)           (402)       (1,548)         (1,706)
  Other, net               (38)           (187)          (48)           (834)
                      --------        --------      --------        --------
                           812           1,331         1,292           1,045
                      --------        --------      --------        --------
Income before
  income taxes          12,630          16,371        41,752          41,973

Provision for
  income taxes           4,848           6,258        15,874          15,948
                      --------        --------      --------        --------

Net income            $  7,782        $ 10,113      $ 25,878        $ 26,025
                      ========        ========      ========        ========

Net income per
common share:
  Diluted             $    .18        $    .22      $    .59        $    .56
                      ========        ========      ========        ========
  Basic               $    .18        $    .22      $    .60        $    .56
                      ========        ========      ========        ========
Dividends per
common share          $    .05        $    .05      $    .15        $    .15
                      ========        ========      ========        ========

Average common
shares used in per
share computations:
  Diluted               43,167          46,644        43,582          46,671
                      ========        ========      ========        ========
  Basic                 43,004          46,440        43,402          46,418
                      ========        ========      ========        ========






              Theaccompanying  notes  are an  integral  part  of  the  Condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the nine months ended September 1, 2000 and August 27, 1999
                             (Dollars in Thousands)

                                                     September 1,     August 27,
                                                         2000            1999
                                                    --------------  ------------
Cash was provided from (used for) Operations:
   Net income                                         $25,878          $26,025
   Adjustments to reconcile to net cash provided
      from (used for) operations:
   Depreciation and amortization                        9,067            7,497
   Deferred income taxes, net                            (296)            (946)
   Compensation expense related to executive
      stock plans                                         171              296
   Equity in loss of affiliate                              -              813
   Loss on disposal of property and
      equipment                                           593              935
   Changes in:
      Accounts and notes receivable                   (35,100)         (29,691)
      Inventories                                      42,401           29,894
      Other current assets                                308            2,706
      Accounts payable, income taxes, accrued
       expenses and other current liabilities         (20,391)          (7,393)
                                                    ---------        ---------
      Net cash provided from operations                22,631           30,136
                                                    ---------        ---------
Investments:
   Additions to property and equipment                (17,362)         (15,804)
   Sales(purchases)of marketable securities, net            7             (320)
   Decrease (increase) in other assets                    273           (4,857)
                                                    ---------        ---------
      Net cash used for investments                   (17,082)         (20,981)
                                                    ---------        ---------
Financing:
   Proceeds from sale of stock under stock plans          389              385
   Cash dividends paid                                 (6,581)          (6,961)
   Repurchase of common stock                         (13,781)            (448)
                                                    ---------        ---------
      Net cash used for financing                     (19,973)          (7,024)
                                                    ---------        ---------

Net increase(decrease)in cash and cash
equivalents                                           (14,424)           2,131

Cash and cash equivalents at beginning of the
period                                                 57,186           42,427
                                                    ---------        ---------

Cash and cash equivalents at end of the period        $42,762          $44,558
                                                    =========        =========



              Theaccompanying  notes  are an  integral  part  of  the  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended September 1, 2000 and August 27, 1999 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended September 1, 2000 and August 27, 1999 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 3, 1999 on Form 10-K which included all information and footnotes necessary for such presentation.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingency assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.


                                     NOTE 2

      In the third quarter of fiscal 1999, the Company recorded pre-tax nonrecurring charges of $3,254,000 related to a restructuring of corporate and divisional operations. The following table summarizes activity with respect to the accrued liabilities related to these nonrecurring charges during the first nine months of fiscal 2000:

        Balance at beginning of year            $1,517

        Amounts charged against accrual           (912)
                                                ------

        Balance at September 1, 2000              $605
                                                ======

The Company expects to complete all payments related to this restructuring during the fourth quarter of fiscal 2000.

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

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                        Sept. 1,  Aug. 27,    Sept. 1,  Aug. 27,
                                          2000       1999       2000      1999
                                          ----       ----       ----      ----
Net income applicable to common
shares                                  $  7,782  $ 10,113   $ 25,878  $ 26,025

Calculation of shares:
   Weighted average number of common
     shares outstanding(basic)            43,004    46,440     43,402    46,418

   Common shares  attributable to
      assumed exercise of dilutive
      stock options and stock
      purchase rights using the
      treasury stock method                  163       204        180       253
                                        --------  --------   --------  --------

Average common shares and common
   equivalents outstanding during
   the period (diluted)                   43,167    46,644     43,582    46,671
                                        ========  ========   ========  ========

Net income per common share (basic)     $    .18  $    .22   $    .60  $    .56
                                        ========  ========   ========  ========

Net income per common share(diluted)    $    .18  $    .22   $    .59  $    .56
                                        ========  ========   ========  ========


      The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                      Third Quarter       First Nine Months
                                  ---------------------------------------------
                                     2000       1999       2000        1999
                                  ---------  --------  -----------  -----------
 Options to purchase shares of
 common stock (in thousands)           3,378      2,494      3,273       2,463


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

Results of Operations

      The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 2000 as compared to the results for the same periods in fiscal 1999:

Increase (Decrease) Percent vs. 1999 results:
                                            Third Quarter      Nine Months

Net sales                                       (7.2)%            (3.7)%
Gross profit                                    (9.9)%            (5.0)%
Selling and administrative expenses              1.9%             (3.9)%
Operating income before nonrecurring
charges                                        (35.4)%            (8.4)%
Operating income                               (21.4)%            (1.1)%
Income before income taxes                     (22.9)%            (0.5)%
Net income                                     (23.0)%            (0.6)%

Operating Ratios as a Percent to Net Sales:
                                         Third Quarter       Nine Months
                                       --------------------------------------
                                         2000     1999      2000      1999
                                       -------  -------  ---------  ---------

Gross profit                              36.0%     37.1%   36.4%      36.9%
Selling and administrative expenses       27.8%     25.3%   27.5%      27.5%
Operating income before nonrecurring
   charges                                 8.2%     11.7%    8.9%       9.4%
Operating income                           8.2%      9.6%    8.9%       8.7%
Income before income taxes                 8.7%     10.5%    9.2%       8.9%
Net income                                 5.4%      6.5%    5.7%       5.5%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales in the third quarter of fiscal 2000 decreased $11.2 million or 7.2% below the net sales level for the same period of fiscal 1999. The major reason for the decline was a shortfall in reorders, an important component of third quarter shipments. In the third quarter of 2000, wholesale brand revenues decreased 10%, while retail sales of Company-owned stores increased 10% from the same period in 1999. Over the first nine months of 2000, consolidated net sales decreased by $17.4 million, 3.7% below the sales for the comparable period of 1999. Revenues related to the Company's wholesale brands declined 6% during the first nine months of 2000, while retail sales increased 8%. Unit shipments of current line merchandise for the wholesale brands during the first nine months of 2000 were 2.4% below the comparable period in 1999. The Company's average selling price was also lower in the first nine months of 2000, decreasing 2% from last year. Sales of discontinued products increased $6.3 million in the first nine months of 2000 as compared to the comparable period in 1999 as the Company continues to actively monitor asset management.

     Sales of Stride Rite Children's Group increased 1% in the third quarter of fiscal 2000, the result of a 10% increase in retail sales and a 7% decrease in sales to independent accounts, as compared to the same period in fiscal 1999. During the third quarter of 2000, sales at comparable, company-owned retail stores increased 2.3% from 1999. In fiscal 2000, comparable store sales benefited from the later fiscal calendar, which shifted an important week in the back-to-school season into the third quarter. On a calendar adjusted basis, comparable store sales in the third quarter were 2% below 1999. For the first nine months of 2000, sales of the Stride Rite Children's Group increased 4% from the same period in 1999, with the retail revenues increasing 8% and the wholesale portion of the brand posting a 1% sales gain. Sales of the Stride Rite brand in the first nine months of 2000 were helped by the introduction of a new line of baby footwear which features the Natural Motion System(TM) that is designed to promote natural development and walking patterns for children. At the end of the third quarter of 2000, the Company operated 199 stores, compared to 205 stores open at the end of the third quarter in 1999. The Company opened 20 new stores and sold or closed 13 underperforming locations in the first nine months of 2000.

      In the third quarter of fiscal 2000, sales of the Keds brand were 12% lower than the comparable period of 1999. Reorders in the quarter were 29% below last year due to a major product transition within the brand and generally weak sales trends in the department store sector. For the first nine months of 2000, Keds' net sales decreased 4% as compared to 1999, with the sales of women's and children's products decreasing 9% and 10%, respectively, from the first nine months of 1999, somewhat offset by increased sales of discontinued styles. The Keds brand completed a major product transition in the first nine months of 2000 by phasing out the Ready to Wear(TM) product line, a basic women's and children's line that was first introduced in fiscal 1997. Keds is increasing marketing promotions in the second half of 2000 to support the further growth of the Keds Stretch(TM) product line and the introduction of new women's casual styles for the Fall season.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Sales of Tommy Hilfiger footwear products in the third quarter of fiscal 2000 decreased 8% as compared to the same period in 1999. For the first nine months of 2000, sales of Tommy Hilfiger footwear decreased 10% as compared to the same period in 1999. The general downward trend of department store retail sales, which represents the vast majority of Tommy Hilfiger footwear sales, adversely affected results. However, overall unit shipments of current merchandise were slightly above the comparable three and nine-month periods of 1999, with a shift to lower-priced product resulting in the decreased sales.

      Sales of the Sperry brand decreased 10% in the third quarter of fiscal 2000 to bring sales of the brand for the first nine months of this year to 2% below the comparable period of fiscal 1999. Sperry's third quarter sales were also negatively impacted by lower reorders and by reduced sales across all of the brand's product lines. International revenues in the third quarter of 2000 were below the comparable period of 1999 by $0.5 million or 8%. For the first nine months of 2000, International revenues declined $2.6 million or 12% from the comparable period of 1999, as the Company continued to change business relationships to emphasize license royalty arrangements.

Gross Profit

      During the first nine months of fiscal 2000, gross profit decreased $8.7 million or 5% below the same period in fiscal 1999. This decrease compares to the net sales decrease of 3.7% for the same period. The consolidated gross profit percent in the first nine months of 2000 decreased 0.5 percentage points, finishing at 36.4% in 2000 compared to 36.9% in 1999. Gross profit performance in the third quarter of 2000 deteriorated over the same period in 1999, 36.0% in 2000 compared to 37.1% in the 1999 third quarter. The Company's gross profit performance in the nine month period was negatively impacted by 1.4 percentage points due to increased sales allowances, inventory obsolescence charges and retail markdowns. The increased significance of retail sales, which typically yields a higher gross profit percentage, to overall consolidated sales had a favorable impact on gross profit performance during the first half of 2000. The Company's LIFO provision had a negative impact on gross profit comparisons for the first nine months of 2000, with LIFO decreasing gross profit by $1.4 million (0.3% of net sales) in 2000 compared to an increase of $0.1 million (less than 1% of net sales) in 1999.

Operating Costs

      Selling and administrative expenses in the first nine months of fiscal 2000 decreased $5 million or 3.9% from the spending level in the first nine months of fiscal 1999. Operating costs as a percentage of sales in the first nine months of 2000 were identical to the same period in 1999 (27.5% in both 2000 and 1999). The expense level in the first half of fiscal 2000 had been favorably impacted by the Company's restructuring efforts, which eliminated

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately 125 administrative staff positions during the third quarter of 1999. The Company recorded a nonrecurring charge of $3.3 million related to this restructuring in the third quarter of fiscal 1999. Higher retail store expenses, primarily related to the start-up of new stores, increased overall operating expenses by 0.4 percentage points during the first nine months of 2000. Advertising expense represented 6.1% of net sales in the first nine months of 2000, which was below the spending rate of 6.6% for 1999. Advertising costs in the first nine months of fiscal 2000 decreased $3.3 million or 10.6%, with most of the cost decrease occurring in the first half of the year. This advertising cost decrease is largely due to a shift from television to print media with respect to the Keds brand, resulting in an annual spending plan that was lower than 1999. In fiscal 2000, the Company is also incurring advertising costs on a more balanced basis between the Spring and Fall seasons.

Other Income and Taxes

      Other income (expense) increased pre-tax income by $1.3 million in the first nine months of fiscal 2000 compared to an increase of $1.0 million in the similar period of fiscal 1999. Interest income for the first nine months of 2000 was $2.9 million, down from the $3.6 million for the first nine months of 1999. Interest expense in the first nine months of 2000 decreased slightly to $1.5 million compared to $1.7 million in 1999. Lower average borrowing levels were nearly offset by an increase in the Company's average interest rate, 7.5% in the first nine months of 2000 compared to 6.1% in 1999. Average short-term borrowings in the first nine months of 2000 were $26.3 million, 29% below the average borrowings of $37.2 million in the comparable period of 1999.

      The provision for income taxes decreased slightly in the first nine months of fiscal 2000 as compared to the similar period in fiscal 1999, primarily due to the lower pre-tax income earned in the period. The effective income tax rate of 38.0% was the same in the nine-month periods of both fiscal years.

Net Income

      Net income for the first nine months of fiscal 2000 decreased $0.1 million, down 0.6% from the income earned in the same period of fiscal 1999. Lower operating expenses, increased other income and the absence of one-time charges in fiscal 2000 could not offset the impact of lower net sales and a decreased gross profit percent, which were the primary factors for the decreased earnings in the first nine months of fiscal 2000. The Company's return on net sales increased to 5.7% in the first nine months of 2000 as compared to 5.5% in 1999.

Liquidity and Capital Resources

      At September 1, 2000, the Company's balance sheet reflects a current ratio of 3.4 to 1 with no long-term debt. The Company's cash and cash equivalents totaled $42.8 million at the end of the latest quarter, below the

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

prior year's cash and cash equivalents total of $44.6 million. When combined with intermediate-term fixed income investments, which are included in other assets, total available cash and investments amounted to $54 million at September 1, 2000 compared to $55.4 million in 1999. The Company uses its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of September 1, 2000 or August 27, 1999.

      During the first nine months of fiscal 2000, the Company generated $22.6 million of cash from operations. This positive cash flow amount was below the $30.1 million of cash provided from operations during the same period in fiscal 1999. At September 1, 2000, accounts receivable and inventory levels totaled $161.3 million, a decrease of $23.4 million or 13% below the $184.7 million asset amount at the end of the third quarter of 1999. Accounts receivable at the end of the third quarter of 2000 decreased $3.6 million or 4.2% compared to the prior year, somewhat less than the wholesale businesses' sales decrease of 10.4% in the third quarter of 2000. Inventories were also lower at the end of the third quarter of 2000, down $19.8 million or 20.1% from the 1999 level, due to an overall reduction in the inventory of Keds basic styles compared to last year, and a more focused product line in the Stride Rite brand.

      Additions to property and equipment totaled $17.4 million in the first nine months of fiscal 2000 compared to $15.8 million for the same period in fiscal 1999. In the fourth quarter of 2000, the Company expects to complete an expansion of its Huntington, Indiana distribution facility, which will allow for the termination of a higher cost outsourcing arrangement for one of its brands. Capital expenditures related to this expansion are planned at $6 million. During the first nine months of 2000, the Company continued its share repurchase program, buying back 2.3 million shares of common stock at a cost of $13.8 million. At September 1, 2000, the Company has three million shares remaining on the repurchase authorization approved by the Board of Directors in December 1999.

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



Date:  October 13, 2000             By:  /S/ John M. Kelliher
                                    ---------------------------
                                      John M. Kelliher
                                      Chief Financial Officer

                           THE STRIDE RITE CORPORATION

                                INDEX TO EXHIBITS




    Exhibit                                            Sequential Page No.
      No.

       27      Financial Data Schedule                          16