Form 10-K
period 2000-12-01
STRIDE RITE CORP
filed 2001-02-23
CIK 94887

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 1, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from             to

                         Commission file number 1-4404

                               ----------------

                          THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

             Massachusetts                        04-1399290
     (State or other jurisdiction              (I.R.S. Employer
  of incorporation or organization)         Identification Number)

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

                                      NONE

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the Registrant's Common Stock $.25 par value, held by non-affiliates of the Registrant as of February 8, 2001, was $316,770,348 based on the closing price on that date on the New York Stock Exchange. As of February 8, 2001, 41,680,309 shares of the Registrant's Common Stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

                      Documents Incorporated by Reference

   Certain portions of the following document (as more specifically identified elsewhere in this Annual Report) is incorporated by reference herein:

                                                           Part of Form 10-K into
              Name of Document                         which document is incorporated
              ----------------                         ------------------------------
Portions of the Registrant's Proxy Statement                      Part III
   for 2001 Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

General

   The Stride Rite Corporation is the leading marketer of high quality children's footwear in the United States and a major marketer of athletic and casual footwear for children and adults. All of the Company's products are manufactured abroad by independent manufacturers in accordance with the Company's specifications and quality standards. Footwear products are distributed through independent retail stores, company-owned stores and footwear departments in department stores. Unless the context otherwise requires, the "Company", "Stride Rite" or "The Stride Rite Corporation" refers to The Stride Rite Corporation and all of its wholly owned subsidiaries.

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

Mature markets; Competition; Consumer Trends

   Our strategy for growth depends upon increasing the acceptance of our current brands in our major markets, expanding into new markets and increasing the number of footwear products and brands that we sell. There can be no assurance that we will successfully be able to develop new branded products or acquire existing brands from third parties. The bulk of our sales are in the U.S. and Canada where the market is mature for many of our products. To grow our business, we must increase our market share at the expense of our competitors, and there can be no assurance we will be successful. Our efforts to expand sales outside the U.S. and Canada may not succeed.

   Both the footwear industry specifically and the fashion industry in general are subject to rapid and substantial shifts in consumer tastes and preferences. There are many competitors in our markets with substantially greater financial resources, production, marketing and product development capabilities. Our performance may be hurt by our competitors' product development, sourcing, pricing, innovation and marketing strategies. In addition, we expect the footwear industry in the U.S. to continue to experience substantial foreign competition.

   The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. Moreover, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. The impact that electronic commerce will have in the future on the retail industry is uncertain and may adversely affect our business.

Inventory Obsolescence

   The fashion-oriented nature of our industry, the rapid changes in customer preferences and the extended product development and sourcing lead times also leave us vulnerable to an increased risk of inventory obsolescence. While we have successfully managed this risk in the past, and believe we can successfully manage it in the future, our revenue and operating margins will suffer if we are unable to do so.

Retention of Major Brand License

   We have derived significant revenues and earnings in the past from our exclusive licensing arrangement with Tommy Hilfiger Licensing, Inc. to produce and sell Hilfiger branded footwear. Our original Hilfiger license was due to expire on December 31, 2001 and we had one option to renew the license for an additional three-year term. In January 2001, we reached agreement on all of the essential terms of an amended agreement with Hilfiger, which extended the license through December 31, 2003. The Company and Hilfiger are presently in the process of finalizing the amended contractual agreement. Whether our license with Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. If we lose the Hilfiger license, our business could be materially and adversely affected.

Overseas Production and Raw Material Procurement

   We purchase substantially all of our product lines and raw materials overseas and expect to do so for the foreseeable future. Our international sourcing subjects us to the risks of doing business abroad. Such risks include expropriation, acts of war, political disturbances, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas, and other trading restrictions, as well as fluctuations in currency values. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our products. If trade relations between the U.S. and China, or other countries in which we manufacture our products, deteriorate or are threatened by instability, our business may be adversely affected. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance.

Dependence on Logistical Systems

   Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network, enabling us to procure our footwear products from overseas manufacturers, transport it to our distribution facilities, store it and deliver it to our customers on time, in the correct sizes and styles. A disruption to the logistical systems could have an adverse impact on our business. During the second half of fiscal 2000, to improve overall efficiency, we implemented new computer software systems that control and manage orders from our customers. If we experience problems with this important system, we could experience disruptions to our business that could have an adverse effect on our business.

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

Retail Stores

   Company-owned retail stores are increasingly significant to our business, especially with respect to the Stride Rite brand. In the future, the Company may also evaluate new retail concepts to market the other footwear brands owned by the Company. The management of our Stride Rite Children's Group does extensive research on potential sites for new concept stores, including demographic studies and an evaluation of the impact that potential locations would have on the results of our existing company-owned stores and our network of locations operated by independent licensed dealers. Despite this careful evaluation, new Stride Rite concept stores may not meet sales expectations and new retail concepts may not achieve the expected financial results. The opening of new stores may also be delayed for a variety of reasons.

Products

   The Company's wholly-owned subsidiary, Stride Rite Children's Group, Inc., designs and markets children's footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under the Company's STRIDE RITE(R), MUNCHKIN(R), SPERRY(R), SPERRY TOP-SIDER(R), STREET HOT(R) and TODDLER UNIVERSITY(R) trademarks in medium to high price ranges.

   The Keds Corporation designs and markets sneakers and casual footwear for adults and children under the KEDS(R) and PRO-KEDS(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

   Sperry Top-Sider, Inc. designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults and children under the Company's SPERRY TOP-SIDER(R) and SPERRY(R) trademarks. Products sold under the SPERRY TOP-SIDER(R) label also include sneakers and sandals for men and women.

   In 1997, the Company began marketing a line of dress casual, sport casual and athletic footwear for men and boys using the TOMMY HILFIGER(R) brand name under a license agreement with Tommy Hilfiger Licensing, Inc. A women's footwear product line was launched in August 1998 and a girls' footwear line was introduced in July, 2000 using the TOMMY HILFIGER(R) brand name.

Sales and Distribution

   The Company sells its products nationwide to customers operating retail outlets, including premier department stores, value retailers and specialty stores, as well as to Stride Rite children's shoe stores and other shoe stores operated by independent retailers. The Company maintains an in-stock inventory of certain styles of its various branded footwear in a wide range of sizes and widths for shipment to its wholesale customers. In addition, the Company sells footwear products to consumers through company-owned stores, including children's shoe stores, manufacturers' outlet stores and the children's footwear departments of certain department stores. The Company also sells products directly to consumers through its e-commerce site, www.keds.com. The Company's largest single customer accounted for approximately 8% of consolidated net sales for the fiscal year ended December 1, 2000.

   The Company provides assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by the Company to an independent dealer. There are approximately 13 independent dealers who currently sublease store locations from the Company.

   The Company owns two distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space and the other in Huntington, Indiana with 409,000 square feet of space. During the fourth quarter of fiscal 2000 the Company completed an addition to its Huntington, Indiana facility. This expansion added 146,000 square feet to the original building, and allowed the Company to discontinue a higher-cost outsourcing arrangement for the distribution function for one of its brands. We expect that the expanded Huntington facility will be fully operational for fiscal 2001.

   Generally, the Company uses independent distributors and licensees to market its various product lines outside of North America. International revenues, including sales of the Company's Canadian subsidiary, represented approximately 4% of consolidated net sales for the fiscal year ended December 1, 2000.

   The Company is also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 12 stores are currently operating in Canada, Costa Rica, Guatemala, Haiti, Honduras, Kuwait, Nicaragua and Peru pursuant to such agreements.

   The Company also distributes SPERRY TOP-SIDER(R), STRIDE RITE(R), KEDS(R), GRASSHOPPERS(R) and TOMMY HILFIGER(R) products in Canada through its Canadian subsidiary.

International Sourcing

   Having closed all of its manufacturing facilities in the United States and the Caribbean over the years, the Company purchases substantially all of its products from foreign sources. It maintains a staff of approximately 90 professional and technical personnel in Taiwan and China, to supervise a substantial portion of its canvas and leather footwear production. It is anticipated that overseas resources will continue to be utilized in the future. The Company also purchases certain raw materials (particularly leather) from overseas sources. The Company is a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. The Company has a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear for several branded companies. During fiscal 2000, none of the Company's footwear production requirements were fulfilled by the Thai facility. In addition, the Company uses the services of buying agents to source merchandise.

   Approximately 90% of the Company's footwear products are manufactured by independently owned footwear manufacturers in China. Historically, instability in China's political and economic environment has not had a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in China could have on the economics of doing business with its Chinese manufacturers.

Retail Operations

   As of December 1, 2000, the Company operated 117 Stride Rite children's shoe stores, 46 leased children's shoe departments in leading department stores and 38 manufacturers' outlet stores under the name STRIDE RITE FAMILY FOOTWEAR, which sell primarily prior season goods for all of the Company's owned and licensed brands. The product and merchandising formats of the Stride Rite children's shoe stores are utilized in the 46 leased children's shoe departments that the Company operates in certain divisions of Federated Department Stores, including Macy's, Rich's and Lazarus department stores. The Stride Rite children's shoe stores carry a significant portion of the lines of the Company's STRIDE RITE(R) and SPERRY(R) children's footwear and portions of the KEDS(R) and TOMMY HILFIGER(R) children's product lines. The Company's stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of the Company's manufacturers' outlet stores are located in shopping centers consisting only of outlet stores.

   During the 2000 fiscal year, the Company opened 12 Stride Rite concept stores and 12 manufacturers' outlet stores. During 2000, the Company closed 15 retail stores. The Company currently plans to open approximately 25 retail stores in fiscal 2001. The Company will also continue its efforts to close or sell underperforming retail locations in fiscal 2001, and expects to cease operations in 10 to 15 stores during the year.

   Sales through the Company's retail operations accounted for approximately 19% of consolidated net sales for the fiscal year ended December 1, 2000.

Apparel and Accessory Licensing Activities

   License royalties accounted for approximately 1% of the Company's sales in fiscal year 2000. The Company has license agreements with a number of third parties pursuant to which apparel and accessories are designed, manufactured and sold under the KEDS(R), PRO-KEDS(R), STRIDE RITE(R) and SPERRY TOP-SIDER(R) trademarks. The Company is actively evaluating its current license structure and is continually pursuing new licensees.

Backlog

   At December 1, 2000 and December 3, 1999, the Company had a backlog of orders amounting to approximately $141,700,000 and $148,700,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the Company's Spring footwear styles, and substantially all of such orders are delivered or canceled during the first two quarters of the next fiscal year.

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

   Management believes that the creation of attractive styles, together with specialized engineering for fit, durability, quality and high service standards are significant factors in competing successfully in the marketing of all types of footwear. Management believes that the Company is competitive in all such respects.

   In operating its own retail outlets, the Company competes in the children's retail shoe industry with numerous businesses, ranging from large retail chains to single store operators.

Employees

   As of December 1, 2000, the Company employed approximately 2,200 full-time and part-time employees. One collective bargaining unit represents a small number of these employees. Management believes that its relations with its employees are good.

Environmental Matters

   Compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on the capital expenditures, earnings or competitive position of the Company.

Patents, Trademarks and Licenses

   The Company has an existing trademark license agreement with Tommy Hilfiger Licensing, Inc. pursuant to which it designs, markets and sells footwear to men, women and children.

   The Company believes that its patents and trademarks are important to its business and are generally sufficient to permit the Company to carry on its business as presently conducted.

Research and Development

   The Company depends principally upon its design, engineering and marketing skills and the quality of its products for its ability to compete successfully. The Company conducts research and development for footwear products; however, the level of expenditures with respect to such activity is not material and is expensed as incurred.

Executive Officers of the Registrant

   The information with respect to the executive officers of the Company listed below is as of February 15, 2001.

        Name                         Position with Company                Age
        ----                         ---------------------                ---
 David M. Chamberlain.. Chairman of the Board of Directors and Chief       57
                        Executive Officer of the Company since joining
                        the Company in November 1999. Prior to joining
                        the Company, Mr. Chamberlain was Chairman of
                        the Board of Genesco, Inc., a footwear company,
                        from 1994 to 1999 and President and Chief
                        Executive Officer of Genesco, Inc. from 1994 to
                        1996.

 Diane M. Sullivan..... President and Chief Operating Officer since        45
                        July 1999. Previous to this position, Ms.
                        Sullivan was Group President of the Company
                        since October 1997 and President, Wholesale
                        division, Stride Rite Children's Group, Inc.,
                        since joining the Company in April 1995. Prior
                        to joining the Company, Ms. Sullivan was Vice
                        President, Marketing, of The Rockport Company,
                        Inc., a footwear company wholly owned by Reebok
                        International Ltd., from May 1993 to April
                        1995.

 Yusef Akyuz........... Vice President and Chief Information Officer of    50
                        the Company since November 2000. Previously,
                        Mr. Akyuz was Vice President and Chief
                        Information Officer at The Timberland Company,
                        a footwear and apparel company, from June 1996
                        to November 2000. Prior to that, Mr. Akyuz was
                        Director of M.I.S. at The Rockport Company,
                        Inc., a footwear company wholly owned by Reebok
                        International Ltd., from November 1991 to May
                        1996.

 Frank A. Caruso....... Vice President--Finance and Operations since       48
                        January 2001. Previously, Mr. Caruso was Vice
                        President and Corporate Controller since
                        January 1998. Prior to that, Mr. Caruso was
                        Vice President and Controller of Parametric
                        Technology Corporation, a software company,
                        from June 1997 to December 1997 and Senior Vice
                        President, Finance and Operations, of The Keds
                        Corporation from June 1990 to June 1997.


        Name                             Position with Company            Age
        ----                             ---------------------            ---
 Peter J. Charles............. Senior Vice President and General           36
                               Manager, Stride Rite Sourcing
                               International, Inc., since August 1999.
                               Previously, Mr. Charles was Senior Vice
                               President, Sourcing, since he joined the
                               Company in December 1996. Prior to
                               joining the Company, Mr. Charles was
                               employed by Clarks International, an
                               international footwear manufacturer,
                               from 1986 to 1996, as General Manager,
                               Resourced Production, Regional
                               Resourcing Manager, South East Asia and
                               served in various other management level
                               positions.

 Janet M. DePiero............. Vice President of Human Resources of the    39
                               Company since March 1997. Previously,
                               Ms. DePiero was Director of Compensation
                               and Benefits of the Company from October
                               1995 to February 1997 and Manager of
                               Compensation and Benefits at the Company
                               from December 1991 to September 1995.

 Daniel R. Friedman........... President of The Keds Corporation since     40
                               joining the Company in November 1999.
                               Previously, Mr. Friedman was President
                               of Aerosoles, Inc., a women's footwear
                               manufacturer, from December 1998 to
                               November 1999, and was with the Nine
                               West Group, a marketer of women's
                               footwear, in various senior management
                               positions from 1994 to 1998, including
                               President of its Evan Picone division.

 Gordon W. Johnson, Jr........ Treasurer of the Company since February     46
                               2001. Mr. Johnson was Assistant
                               Treasurer of the Company since May 1989.

 John M. Kelliher............. Chief Financial Officer of the Company      49
                               since February 1998 and Vice President,
                               Finance since February 1993 and
                               Treasurer of the Company from February
                               1993 to February 2001. Mr. Kelliher was
                               Corporate Controller of the Company from
                               March 1982 to January 1998.

 Thomas L. Nelson............. President, Sperry Top-Sider, Inc. since     46
                               joining the Company in May 1998. Prior
                               to joining the Company, Mr. Nelson was
                               Senior Vice President for North American
                               Sales for Converse, Inc., an athletic
                               footwear company, from March 1995 to May
                               1998 and Senior Vice President of Global
                               Sales for The Rockport Company, Inc., a
                               footwear company wholly owned by Reebok
                               International, Ltd., from September 1992
                               to January 1995.

 Charles W. Redepenning, Jr... General Counsel, Clerk and Secretary of     44
                               the Company since March 1998 and
                               President of Stride Rite International
                               Corp. since December 1999. Prior to
                               joining the Company, Mr. Redepenning was
                               Senior Vice President, General Counsel
                               and Secretary of Daka International,
                               Inc., a multi-national food service and
                               restaurant corporation, from 1989 to
                               1998.

 Gerrald B. Silverman......... President, Stride Rite Children's Group,    42
                               Inc., since September 1999. Previous to
                               this position, Mr. Silverman was Senior
                               Vice President of The Keds Corporation
                               from January 1996 to September 1999 and
                               President of Stride Rite International
                               Corp. since joining the Company in April
                               1994.

        Name                         Position with Company                Age
        ----                         ---------------------                ---
 Richard T. Thornton.. President, Tommy Hilfiger Footwear, Inc., since     47
                       January 2001. Previously, Mr. Thornton was Vice
                       President--Operations of the Company from August
                       1999 to December 2000, and was Senior Vice
                       President--Finance, Operations and Merchandising
                       of Tommy Hilfiger Footwear, Inc. from September
                       1998 to August 1999. Prior to joining the
                       Company, Mr. Thornton was Vice President,
                       Finance, at the Greg Norman division of Reebok
                       International, Ltd. from December 1997 to August
                       1998, Vice President of Operations of BMB
                       Associates, a computer company, from March 1997
                       to December 1997, and General Manager of Boston
                       Whaler from September 1984 to March 1997.

   These executive officers are generally elected at the Board of Directors' meeting held in conjunction with the Company's Annual Meeting and serve at the pleasure of the Board.

Item 2. Properties

   The Company owns an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space and a distribution center located in Huntington, Indiana with 409,000 square feet of space. The Company leases approximately 18,000 square feet of space in Wilmington, Massachusetts for product sample distribution and customer returns processing. The Company's Canadian subsidiary leases approximately 30,000 square feet for administrative offices and warehousing in Mississauga, Ontario.

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

   At December 1, 2000, the Company operated 155 retail stores throughout the country on leased premises that, in the aggregate, covered approximately 259,000 square feet of space. The Company also operates 46 children's footwear departments in certain divisions of Federated Department Stores. In addition, the Company is the lessee of 13 retail locations with a total of approximately 16,000 square feet that are subleased to independent Stride Rite dealers and other tenants.

   For further information concerning the Company's lease obligations, see Note 8 to the Company's consolidated financial statements, which are contained in
Item 8 below. Management believes that all properties and facilities of the Company are suitable, adequate and fit for their intended purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Stride Rite Corporation's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SRR". The following table sets forth the high and low closing sales prices on the NYSE--Composite Tape. As of February 8, 2001 the Company had approximately 4,200 shareholders of record.

                              COMMON STOCK PRICES

                                                      2000            1999
                                                 -------------- ----------------
     Fiscal Quarter                               High    Low    High     Low
     --------------                              ------ ------- ------- --------
     1st........................................ 6 5/8  5       11 7/16  7 13/16
     2nd........................................ 8 9/16 5 3/8   13 1/4  10 3/8
     3rd........................................ 6 3/4  5 13/16 11 9/16  8 1/8
     4th........................................ 6 1/16 4 15/16  9       6 1/8

   The Company has paid a quarterly dividend of $.05 per share of Common Stock during its two most recent fiscal years.

Item 6. Selected Financial Data

   The selected financial data for the Company, for the years ended November 29, 1996 through December 1, 2000, set forth below, should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

                                1996      1997      1998      1999(2)   2000(3)
                              --------  --------  --------  --------  --------
Operating Results(1)
Net sales...................  $448,297  $515,728  $539,413  $572,696  $548,334
Net income..................     2,499    19,780    21,052    26,424    25,193
Common stock dividends......     9,923     9,630     9,401     9,209     8,530
Per common share:
  Net income................       .05       .40       .44       .57       .58
  Cash dividends............       .20       .20       .20       .20       .20

Financial Position(1)
Working capital.............   201,597   176,263   173,502   166,551   158,175
Total assets................   364,330   343,918   335,496   346,192   352,473
Stockholders' equity........   261,524   242,026   244,727   250,495   249,592
Book value per common
 share......................      5.27      5.12      5.28      5.61      6.00

Statistics(1)
Return on average equity....       0.9%      7.8%      8.5%     10.4%     10.0%
Return on sales.............       0.6%      3.8%      3.9%      4.6%      4.6%
Common shares outstanding at
 end of year................    49,667    47,316    46,381    44,634    41,591
Number of employees at end
 of year....................     3,500     2,900     2,400     2,300     2,200
Number of shareholders......     4,800     5,100     4,800     4,600     4,200

--------
(1) Financial data is in thousands, except for per share information.
(2) 1999 amounts include nonrecurring charges of $3,254,000 ($2,017,000 net of income taxes or $.04 per share).
(3) 2000 amounts include income of $396,000 related to the reversal of prior year accruals for nonrecurring charges ($249,000 net of income taxes or less than $.01 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The table below and the paragraphs which follow summarize the Company's performance in the last three fiscal years. The Company operates within a very competitive industry. Portions of the information presented in this Annual Report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions (detailed from time to time in the Company's filings with the Securities and Exchange Commission), and are not guarantees of future performance, which may be affected by various trends and factors that are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Some of the key factors that may have a direct bearing on the Company's results are as follows: general economic conditions, sudden changes in consumer trends, changes in consumer spending patterns, consumer preference changes for the products of existing competitors, the arrival of new competitors, delays in the launch of new product lines, revenues from new product lines falling short of expectations, delays in opening of new stores, unexpected store closings by large department stores, new retail concepts not producing intended results, difficulties in forecasting operating results due to the cancellation of advance orders by retailers, the variability of reorder demand for the Company's products, the retention of major licensed brands and possible disruptions in overseas production. The risks listed here are not exhaustive and should be considered with those detailed in the Company's filings with the Securities and Exchange Commission.

                                                                     Percent
                                                                     Change
                                                                    -----------
                                                                    2000   1999
                                                                    Vs.    Vs.
     Increase (decrease)                                            1999   1998
     -------------------                                            ----   ----
     Net sales..................................................... (4.3)%  6.2%
     Gross profit.................................................. (5.8)% 10.4%
     Selling and administrative expenses........................... (3.5)%  3.4%
     Operating income.............................................. (6.5)% 37.6%
     Income before income taxes.................................... (6.0)% 28.4%
     Net income.................................................... (4.7)% 25.5%

                                                              Percent to Net
                                                                  Sales
                                                              -----------------
                                                              2000   1999  1998
                                                              ----   ----  ----
     Gross profit............................................ 36.2 % 36.8% 35.4%
     Selling and administrative expenses..................... 29.3 % 29.1% 29.9%
     Nonrecurring charges (income)........................... (0.1)%  0.6%  --
     Operating income........................................  6.9 %  7.1%  5.5%
     Income before income taxes..............................  7.3 %  7.4%  6.2%
     Net income..............................................  4.6 %  4.6%  3.9%

Net Sales

   During fiscal 2000, consolidated net sales decreased $24.4 million to $548.3 million or 4.3% below the sales level achieved in fiscal 1999, which included 53 weeks due to the Company's fiscal calendar. Sales of the Company's branded wholesale operations decreased 6.5% in fiscal 2000. Unit shipments of current line merchandise during 2000 for the wholesale brands of the Company were 2% lower than the prior year, while average selling prices declined 3% from 1999. Sales of discontinued products in 2000 were 8% above last year. In fiscal 2000, the retail portion of the Stride Rite children's business saw higher sales, as improved results and new stores produced a 6.5% sales increase above last year's total, despite the extra week in fiscal 1999.

   The Stride Rite brand was the only portion of the Company to produce higher sales during fiscal 2000. Sales of the Stride Rite Children's Group increased 3% during fiscal 2000 with all of the growth produced by the Company's retail stores. After adjusting for the extra week in fiscal 1999 which added $1.6 million to last year's sales, total retail sales at company-owned stores increased 8% during fiscal 2000. Sales at comparable (stores open for 52 weeks in each fiscal year), company-owned retail stores increased 3.2% during 2000, following a 3.7% comparable store sales increase in fiscal 1999. The Company opened 24 retail stores in fiscal 2000 and closed 15 unproductive stores during the year to leave the year-end store count at 201 stores, up 5% from the 192 stores which were open as of December 3, 1999. In fiscal 2000, the Company's Stride Rite concept stores and manufacturers' outlets represented approximately 52% of the Children's Group's sales with the remaining revenues related to sales of Stride Rite brand products to independent specialty stores and department stores. The Company's retail stores should take on increased importance in future years with current plans calling for the opening of approximately 25 new stores during fiscal 2001. The Keds brand went through a major strategy shift and product line transition during fiscal 2000. Sales of Keds products decreased 5% in fiscal 2000 with children's sales down 9% from 1999 and women's sales below last year by 7%. During the year, the Keds brand exited several basic women's product lines, the largest being Keds Ready to Wear(TM), resulting in a $13 million sales decrease. Sales of the Keds Champion(R) Oxford, which peaked in the early 1990's, also continued to decline, finishing 21% below the 1999 sales level. These sales decreases were partially offset by increased sales of Keds Stretch(TM) products and higher sales of discontinued styles due to the product line transition. Sales of the Tommy Hilfiger footwear brand decreased 12% in fiscal 2000, primarily due to a 9% reduction in average selling prices and increased sales allowances. Unit shipments of Hilfiger products during fiscal 2000 were slightly higher than in fiscal 1999. In fiscal 2000, sales of the Tommy Hilfiger men's and women's product lines declined 25% and 2%, respectively, while the introduction of Tommy footwear for girls pushed sales of the children's product line up 3% from the 1999 level. Sales of the Sperry brand also decreased in fiscal 2000, off 4% as compared to the 1999 level. International division revenues in fiscal 2000 were lower than 1999 by $2.4 million or 10% due to lower royalties from sales in Japan and the conversion of certain distributors in South America to license arrangements.

   In fiscal 1999, consolidated net sales increased $33.3 million or 6.2% from the sales level achieved in fiscal 1998 with sales of the Company's wholesale brands up 5.7% and sales of company-owned retail stores above 1998 by 9%. Unit shipments of current line merchandise were slightly higher during 1999, while average selling prices increased 6% from 1998. The sales increase in fiscal 1999 was driven by the Tommy Hilfiger brand with sales up 51% from fiscal 1998 as the Tommy women's product line experienced its first full year of selling. Sales of the Keds brand decreased 1% in fiscal 1999 as the sales from the introduction of the Keds Stretch(TM) product concept were not sufficient to offset a 42% decline in sales of the Keds Champion(R) Oxford and lower revenues from the Keds Ready to Wear(TM) product line. Sales of the Stride Rite Children's Group increased 1% in fiscal 1999 with a 9% sales increase at company-owned retail stores offsetting a 5% decline in sales of Stride Rite brand products to independent retailers. The extra week in fiscal 1999 due to the Company's fiscal calendar added approximately $1.6 million to the retail sales total. Sales at comparable, company-owned retail stores increased 3.7% in fiscal 1999, excluding the impact of the extra week. This performance followed a 6.7% comparable store sales increase in 1998. In fiscal 1999, sales of the Sperry brand increased 15% due to a stronger men's casual product line, while International division sales declined $5.2 million or 17%.

Gross Profit

   The Company's gross profit in fiscal 2000 totaled $198.4 million, a decrease of $12.1 million or 5.8% below fiscal 1999. In 2000, the Company's consolidated gross profit percent of 36.2% was 0.6 percentage points below the 36.8% rate achieved in fiscal 1999. The Company's LIFO provision had an unfavorable impact on gross profit comparisons, accounting for 0.5 percentage points of the reduced profitability. In fiscal 2000, LIFO reduced gross profit by $0.6 million (0.1% of net sales), while product cost reductions in fiscal 1999 helped to produce a LIFO benefit of $2.3 million (0.4% of net sales). Increased obsolescence charges, retail markdowns and sales allowances had a negative impact on the Company's gross profit performance in fiscal 2000 with these costs reducing the gross profit percent by an additional 1.7 percentage points in 2000 as compared to fiscal 1999. The additional costs in 2000 were primarily caused by the Keds product transition and the disappointing retail performance of the Tommy Hilfiger product line. Fiscal 2000's gross profit performance was favorably impacted by sales increases from company-owned retail stores, which generally produce a higher gross profit percentage than the Company's wholesale brands. The Company's retail operations represented 18.9% of consolidated net sales in fiscal 2000 as compared to 17% of total sales in fiscal 1999.

   In fiscal 1999, gross profit increased $19.8 million or 10.4% from fiscal 1998. The Company's 1999 gross profit rate improved 1.4 percentage points to 36.8% compared to the 35.4% rate achieved in fiscal 1998. In fiscal 1999, the Company's gross profit performance benefited from an improved gross profit rate on current merchandise, increased retail sales and lower inventory obsolescence charges due to the absence of $3.7 million of inventory writedowns related to the termination of the Levi's footwear license in October 1998. The Company's LIFO provision had a favorable effect on gross profit in each year, increasing gross profit by $2.3 million (0.4% of net sales) in 1999 and by $3.7 million (0.7% of net sales) in fiscal 1998.

Operating Costs

   Selling and administrative expenses (excluding nonrecurring items) in fiscal 2000 decreased $5.8 million to $160.9 million or 3.5% below the expense level incurred in fiscal 1999. As a percentage of net sales, selling and administrative costs were 29.3% in 2000 compared to 29.1% in fiscal 1999. The restructuring actions completed in August 1999, which reduced annual operating costs by approximately $8.5 million by eliminating approximately 125 positions from the Company's administrative staff, were a major contributing factor to the lower expenses in fiscal 2000. In addition, marketing and advertising costs in fiscal 2000 were $4.1 million or 10.9% below the spending level in fiscal 1999 due to lower contractual payments in the Tommy Hilfiger footwear business and lower expenses related to the Keds brand. Marketing and advertising costs represented 6.1% of net sales in fiscal 2000, down from 1999's spending rate of 6.5% of sales. Retail store expenses in fiscal 2000 increased $3.4 million from fiscal 1999 as the Company accelerated its pace of store openings during the year. Spending on information systems increased 4% from the fiscal 1999 total as the Company began to amortize the cost of a new customer order management system, which was successfully installed during the year. In connection with the restructuring actions taken in fiscal 1999, the Company recorded nonrecurring charges of $3.3 million to cover severance and other costs. Income in the fourth quarter of fiscal 2000 included a credit of $0.4 million related to the reversal of unused accruals from the 1999 nonrecurring charge.

   Operating costs in fiscal 1999 increased $5.4 million or 3.4% above the expense level incurred in fiscal 1998. As a percentage of sales, selling and administrative costs were 29.1% in 1999 compared to 29.9% in 1998. Higher marketing and advertising expenses accounted for more than half of the increased costs in fiscal 1999 with spending up $2.9 million or 8.4% from the 1998 total. Marketing expenses related to the Tommy Hilfiger women's product line and the Keds national television campaign, which supported the Keds Stretch(TM) product launch, were the primary reasons for the higher advertising spending in fiscal 1999. Increased retail store expenses ($2.6 million), higher distribution costs ($2 million) due to the outsourcing of certain warehousing functions, and additional information systems costs ($1.7 million) contributed to the higher spending level in fiscal 1999. Cost savings measures, including the August 1999 restructuring actions, undertaken by the Company during fiscal 1999 offset a portion of these higher expenses.

Other Income and Taxes

   Non-operating income (expense) increased the Company's pre-tax earnings by $2.1 million in fiscal 2000 compared to increases of $2 million in fiscal 1999 and $3.7 million in fiscal 1998. Investment income decreased by $0.4 million in 2000. Investment income in 1999 increased $1.1 million from 1998 as the funds available for investment during the year were 10% higher than in fiscal 1998. Interest expense in fiscal 2000 increased $0.1 million as higher interest rates during the year offset a 15% reduction in average borrowings. In fiscal 1999, interest expense was flat compared to fiscal 1998. The average interest rate during fiscal 2000 was 6.9%, above the average interest rates of 6.2% in fiscal 1999 and 6.4% in fiscal 1998. In fiscal 2000, other income and expense items decreased pre-tax income by $0.2 million, compared to a decrease of $0.9 million in fiscal 1999 and an increase of $1.8 million in 1998. In 1998, other income included a gain of $3.9 million from the sale of the Company's former distribution facility in Boston, Massachusetts. Expenses associated with a company-owned life insurance program reduced income in all three years.

   In fiscal 2000, the provision for income taxes decreased $1.3 million to $14.9 million due to a lower effective income tax rate and the 6% reduction in pre-tax income. The provision for income taxes increased $4.1 million in fiscal 1999 as compared to 1998, an increase consistent with the higher pre-tax earnings. The Company's effective income tax rate was 37.2% in 2000, 38.1% in 1999, and 36.6% in 1998.

Net Income

   The Company earned $25.2 million in fiscal 2000, below fiscal 1999's net income by $1.2 million or 4.7%. Excluding the nonrecurring items related to the restructuring of the Company's administrative staff in fiscal 1999, net income decreased 12% from last year, $24.9 million in fiscal 2000 compared to $28.4 million in 1999. The reduced earnings in fiscal 2000 resulted from the lower level of net sales and the reduced gross profit percent during the year. In fiscal 1999, the increased earnings were driven principally by the significant improvement in profitability of the Tommy Hilfiger brand as compared to 1998, as well as the closure of the Levi's footwear brand. The Company's after-tax return on sales finished at 4.6% in both 2000 and 1999, above the 3.9% return in 1998.

Liquidity and Capital Resources

   At the end of fiscal 2000, the Company's balance sheet reflected a current ratio of 2.6 with no long-term debt. The Company's cash and short-term investments totaled $63 million at December 1, 2000, up $5.8 million from the total cash and short-term investments of $57.2 million at the end of fiscal 1999. In addition, other assets included $12.2 million in 2000 and $11.2 million in 1999 of investments in intermediate-term, fixed income instruments.

   During fiscal 2000, the Company's operations generated $30.2 million, following operating cash flows of $60.2 million in fiscal 1999 and $21.7 million in fiscal 1998. The Company continued to make significant progress in lowering the inventory levels required to support its business. Year-end inventories totaled $105.9 million in 2000, a decline of $15.3 million or 12.6% from the 1999 year-end level, with the largest reduction occurring in the Keds brand, down 30% from 1999. The inventory reduction in fiscal 2000 followed a decrease of $7.3 million in 1999. During fiscal 2000, the Company's inventory turnover averaged 3.8 times compared to turnover rates of 3.2 in 1999 and 3.0 in 1998. As of December 1, 2000, accounts receivable totaled $54.4 million, above the 1999 year-end level by $6.9 million or 14.5%. This increase followed an accounts receivable decline of $9 million during fiscal 1999. The higher year-end level of accounts receivable in 2000 was impacted to some extent by the mix of sales among the various wholesale brands, as well as a general slowdown of payment practices by larger retail customers in the second half of fiscal 2000. At December 1, 2000, the Company's average day's sales outstanding
(DSO) totaled 52 days, unfavorable compared to the 1999 year-end statistic of 45 days, but comparable to the DSO of 52 days in 1998.

   Additions to property and equipment totaled in $21.6 million in fiscal 2000 compared with $19.9 million in fiscal 1999 and $17.3 million in fiscal 1998. Capital expenditures in 2000 included $9.1 million related to computer systems as the Company continued its efforts to upgrade information systems capabilities with the most significant project being a new customer order management system that was completed during fiscal 2000. The Company also expended $5.5 million in fiscal 2000 to expand its Huntington, Indiana distribution facility. The additional capacity allowed the Company to transfer the distribution for its Sperry brand to the Indiana facility during the fourth quarter of fiscal 2000 and to terminate a higher-cost outsourcing arrangement. In fiscal 2000, capital spending related to retail stores totaled $4.2 million compared to retail expenditures of $3.0 million in 1999 and $2.7 million in 1998. During fiscal 2000, the Company opened 24 new retail stores compared to 16 store openings in 1999. The Company also closed 15 underperforming retail locations in 2000. Going forward, the Company will continue to focus its efforts on improving retail profitability by critically evaluating underperforming locations and opening new Stride Rite concept stores and manufacturers' outlets, where appropriate. In fiscal 2001, the Company expects capital expenditures to be approximately $15 million. The Company expects to open approximately 25 new stores in fiscal 2001 and also to test a Keds retail store concept in four locations during the year. Funding for capital expenditures will generally be provided from internal sources.

   The Company returned $26.7 million to shareholders during fiscal 2000 through share repurchases and cash dividends. The Company expended $18 million in 2000 to repurchase 3.1 million common shares under its share repurchase program. Over the three-year period ended December 1, 2000, the Company repurchased a total of 6.4 million common shares at an aggregate cost of $43.7 million. As of December 1, 2000, the Company has 2.1 million shares remaining on its share repurchase authorization that the Board of Directors refreshed in December 1999. The Company has paid a dividend to shareholders each quarter since it became a public company in 1960. Cash used for dividends decreased to $8.7 million in 2000 compared to $9.3 million in 1999 and $9.4 million in 1998 as a result of the reduction in outstanding shares. Funds for these stock repurchases and dividends were provided from internal sources.

   In addition to internal sources of capital, the Company maintains bank lines of credit to satisfy any seasonal borrowing requirements that may be imposed by the sales patterns which are characteristic of the footwear industry. During fiscal 2000, the Company entered into a three-year, revolving credit agreement with five banks providing for loans of up to $75 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. At year-end 2000, the Company's borrowings under this credit line totaled $24 million, leaving $51 million available for additional borrowings. During fiscal 2000, the Company's borrowings averaged $23.4 million compared to the average borrowings of $27.7 million in 1999 and $26.7 million in 1998.

Recent Accounting Pronouncements

   Recent accounting pronouncements, which may impact the Company's financial statements in the future, are described in Note 15 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.

Item 8. Financial Statements and Supplementary Data

   The information required by this item is included on pages F-1 through F-19 and pages S-1 through S-2 hereto. An index to the Financial Statements appears in Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this report and to information under the captions "Information as to Directors and Nominees for Director" and "Meetings of the Board of Directors and Committees" in the Registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 1, 2000, all of which information is incorporated herein by reference.

Item 11. Executive Compensation

   Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders under the caption "Executive Compensation", which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 1, 2000, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 1, 2000, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)1. Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein:

                                                                       Page
                                                                    -----------
Consolidated Balance Sheets as of December 1, 2000 and December 3,
 1999.............................................................      F-1

Consolidated Statements of Income for the fiscal years ended
 December 1, 2000, December 3, 1999 and November 27, 1998.........      F-2

Consolidated Statements of Cash Flows for the fiscal years ended
 December 1, 2000, December 3, 1999 and November 27, 1998.........      F-3

Consolidated Statements of Changes in Stockholders' Equity for the
 fiscal years ended December 1, 2000, December 3, 1999 and
 November 27, 1998................................................      F-4

Notes to Consolidated Financial Statements........................  F-5 to F-17

Management's Report on Financial Condition........................     F-18

Report of Independent Accountants.................................     F-19

   (a)2. Financial Statement Schedule for the fiscal years ended December 1,
2000, December 3,
1999 and November 27, 1998:

Report of Independent Accountants on Financial Statement
 Schedule.........................................................      S-1

Schedule II--Valuation and Qualifying Accounts....................      S-2

   Schedules other than those listed above are omitted because they are either not required or the information is otherwise included.

   (a)3. Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

 Exhibit No. Description of Exhibit
 ----------- ----------------------
    3(i)     Restated Articles of Organization of the Registrant with
             amendments thereto through November 28, 1986, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on
             October 25, 1996.

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

    4(i) Reference is made to Exhibits 3(i), (ii), (iii) and (iv) referred to above, which are expressly incorporated herein by reference.


 Exhibit No. Description of Exhibit
 ----------- ----------------------
     (ii)    Rights Agreement dated June 18, 1997 between the Registrant and
             BankBoston, N.A. This document was filed as Exhibit 1 to the
             Registrant's Form 8-A dated July 1, 1997 and is incorporated herein by reference.

   10(i)*    1975 Executive Incentive Stock Purchase Plan of the Registrant.
             This document was filed as Appendix A to the Registrant's
             Prospectus relating to such Plan, dated April 18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

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

     (x)*    Employment Agreement between the Registrant and David M.
             Chamberlain dated November 4, 1999. This document was filed as
             Exhibit 10(xi) to the Registrant's Form 10-K for the year ended
             December 3, 1999 and is incorporated herein by reference.

     (xi)    Revolving Credit Agreement between the Registrant and BankBoston,
             N.A., Bank of America, N.A., Bank One, NA, SunTrust Bank, The Bank of New York, and BankBoston, N.A. with BancBoston Robertson
             Stephens Inc., dated as of January 19, 2000. This document was filed as Exhibit 10(xii) to the Registrant's Form 10-K for the year ended December 3, 1999 and is incorporated herein by reference.

     (xii)   Amended and Restated License Agreement between Registrant and
             Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit
             10(xiii) to the Registrant's Form 10-K for the year ended December
             3, 1999 and is incorporated herein by reference.

   21        Subsidiaries of the Registrant

   23        Consent of Independent Accountants

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 1, 2000.

--------
*Denotes a management contract or compensatory plan or arrangement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE STRIDE RITE CORPORATION

                                                 /s/ David M. Chamberlain
                                          _____________________________________
                                                   David M. Chamberlain
                                            Chairman of the Board of Directors
                                                and Chief Executive Officer

                                                   /s/  John M. Kelliher
                                          _____________________________________
                                                     John M. Kelliher
                                                  Chief Financial Officer
                                              (Principal Accounting Officer)

Date: February 8, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ David M. Chamberlain          Chairman of the Board of    February 8, 2001
______________________________________  Directors and Chief
         David M. Chamberlain           Executive Officer

     /s/ Christine Cournoyer           Director                    February 8, 2001
______________________________________
         Christine Cournoyer

        /s/ Donald R. Gant             Director                    February 8, 2001
______________________________________
            Donald R. Gant

       /s/ Peter L. Harris             Director                    February 8, 2001
______________________________________
           Peter L. Harris

        /s/ Frank R. Mori              Director                    February 8, 2001
______________________________________
            Frank R. Mori

      /s/ Myles J. Slosberg            Director                    February 8, 2001
______________________________________
          Myles J. Slosberg

      /s/ Diane M. Sullivan            President, Chief Operating  February 8, 2001
______________________________________  Officer and Director
          Diane M. Sullivan

     /s/ W. Paul Tippett, Jr.          Director                    February 8, 2001
______________________________________
         W. Paul Tippett, Jr.

        /s/ Bruce Van Saun             Director                    February 8, 2001
______________________________________
            Bruce Van Saun

                          THE STRIDE RITE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands,
                                                           except for share
                                                                 data)
                         ASSETS
  Current Assets:
  Cash and cash equivalents.............................. $  62,976  $  57,186
  Accounts and notes receivable, less allowances of
   $12,665 in 2000 and $9,951 in 1999....................    54,375     47,478
  Inventories............................................   105,917    121,167
  Deferred income taxes..................................    25,494     26,303
  Prepaid expenses.......................................     6,365      4,895
                                                          ---------  ---------
    Total current assets.................................   255,127    257,029
  Property and equipment, net............................    76,240     67,425
  Other assets, net......................................    20,250     20,765
  Goodwill, net..........................................       856        973
                                                          ---------  ---------
    Total assets......................................... $ 352,473  $ 346,192
                                                          =========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
  Short-term debt........................................    24,000        --
  Accounts payable.......................................    32,570     41,557
  Income taxes payable...................................    18,716     22,059
  Accrued expenses and other liabilities.................    21,666     26,862
                                                          ---------  ---------
    Total current liabilities............................    96,952     90,478
  Deferred income taxes..................................     5,929      5,219
  Stockholders' Equity:
  Preferred stock, $1 par value--1,000,000 shares
   authorized; Issued--none..............................       --         --
  Common stock, $.25 par value--135,000,000 shares
   authorized;
   Issued--56,946,544....................................    14,237     14,237
  Capital in excess of par value.........................    20,276     20,738
  Retained earnings......................................   371,821    355,158
                                                          ---------  ---------
                                                            406,334    390,133
  Less cost of 15,355,693 shares of common stock held in
   treasury (12,312,461 in 1999).........................  (156,742)  (139,638)
                                                          ---------  ---------
    Total stockholders' equity...........................   249,592    250,495
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 352,473  $ 346,192
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          THE STRIDE RITE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Years Ended
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (In thousands, except
                                                    for per share data)
Net sales....................................... $548,334  $572,696  $539,413
Cost of sales...................................  349,891   362,108   348,587
Selling and administrative expenses.............  160,854   166,689   161,279
Nonrecurring charges (income)...................     (396)    3,254       --
                                                 --------  --------  --------
Operating income................................   37,985    40,645    29,547
Investment income...............................    4,242     4,657     3,635
Interest expense................................   (1,881)   (1,760)   (1,730)
Other income (expense), net.....................     (244)     (886)    1,770
                                                 --------  --------  --------
Income before income taxes......................   40,102    42,656    33,222
Provision for income taxes......................   14,909    16,232    12,170
                                                 --------  --------  --------
Net income ..................................... $ 25,193  $ 26,424  $ 21,052
                                                 ========  ========  ========
Net income per common share:
  Diluted....................................... $    .58  $    .57  $    .44
                                                 ========  ========  ========
  Basic......................................... $    .59  $    .57  $    .45
                                                 ========  ========  ========
Average common shares used in per share
 computations:
  Diluted.......................................   43,154    46,414    47,335
                                                 ========  ========  ========
  Basic.........................................   42,991    46,214    47,074
                                                 ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                          THE STRIDE RITE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
Cash was provided from (used for):
Operations:
 Net income...................................... $ 25,193  $ 26,424  $ 21,052
 Adjustments to reconcile to net cash provided
  from operations:
  Depreciation and amortization..................   12,252    10,061     9,384
  Deferred income taxes..........................    1,519    (2,368)    3,793
  Compensation expense (income) related to stock
   plans.........................................     (549)      621       112
  Equity in loss (earnings) of affiliate.........      978     1,449      (813)
  Gain related to long-term investments..........     (138)     (265)      (58)
  Loss (gain) on disposals of property and
   equipment.....................................      831     1,072    (3,199)
  Changes in:
   Accounts and notes receivable.................   (6,897)    8,997    (4,767)
   Inventories...................................   15,250     7,305     6,256
   Prepaid expenses..............................   (1,470)    1,202      (975)
   Long-term notes receivable....................       31       120        92
   Accounts payable, income taxes, accrued
    expenses and other current liabilities.......  (16,757)    5,603    (9,207)
                                                  --------  --------  --------
    Net cash provided from operations............   30,243    60,221    21,670
                                                  --------  --------  --------
Investments:
 Short-term investments..........................      --        --      9,417
 Additions to property and equipment.............  (21,595)  (19,951)  (17,323)
 Proceeds from sales of property and equipment...      --        --      8,375
 Distributions and dividends from long-term
  investments ...................................      138       230       361
 Purchase of noncurrent marketable securities....     (977)     (755)   (1,313)
 Decrease (increase) in other assets.............      337    (3,858)     (506)
                                                  --------  --------  --------
    Net cash provided from (used for)
     investments.................................  (22,097)  (24,334)     (989)
                                                  --------  --------  --------
Financing:
 Short-term borrowings...........................   24,000       --        --
 Proceeds from sale of stock under stock plans...      390     1,328     1,777
 Tax benefit in connection with stock plans......      --          9       207
 Repurchase of common stock......................  (18,049)  (13,182)  (12,453)
 Cash dividends paid.............................   (8,697)   (9,283)   (9,448)
                                                  --------  --------  --------
    Net cash used for financing..................   (2,356)  (21,128)  (19,917)
                                                  --------  --------  --------
Net increase in cash and cash equivalents........    5,790    14,759       764
Cash and cash equivalents at beginning of the
 year............................................   57,186    42,427    41,663
                                                  --------  --------  --------
Cash and cash equivalents at end of the year..... $ 62,976  $ 57,186  $ 42,427
                                                  ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          THE STRIDE RITE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Capital in
                                        Common  Excess of  Retained  Treasury
                                         Stock  Par Value  Earnings    Stock
                                        ------- ---------- --------  ---------
                                        (In thousands, except for share data)
Balance, November 28, 1997............  $14,237  $22,289   $326,292  $(120,792)
Net income............................                       21,052
Issuance of 298,074 common shares
 under stock plans....................              (433)                3,729
Tax benefit in connection with stock
 plans................................               207
Repurchase of 1,233,000 shares of
 common stock.........................                                 (12,453)
Cash dividends on common stock, $.20
 per share............................                       (9,401)
                                        -------  -------   --------  ---------
Balance, November 27, 1998............   14,237   22,063    337,943   (129,516)
Net income............................                       26,424
Issuance of 83,720 common shares under
 stock plans..........................              (230)                1,021
Issuance of 177,745 common shares
 under employee stock plan............            (1,104)                2,039
Tax benefit in connection with stock
 plans................................                 9
Repurchase of 2,008,400 shares of
 common stock.........................                                 (13,182)
Cash dividends on common stock, $.20
 per share............................                       (9,209)
                                        -------  -------   --------  ---------
Balance, December 3, 1999.............   14,237   20,738    355,158   (139,638)
Net income............................                       25,193
Issuance of 10,735 common shares under
 stock plans..........................               (23)                  116
Issuance of 77,133 common shares under
 employee stock plan..................              (439)                  829
Repurchase of 3,131,100 shares of
 common stock.........................                                 (18,049)
Cash dividends on common stock, $.20
 per share............................                       (8,530)
                                        -------  -------   --------  ---------
Balance, December 1, 2000.............  $14,237  $20,276   $371,821  $(156,742)
                                        =======  =======   ========  =========


   The accompanying notes are an integral part of the consolidated financial statements.

                          THE STRIDE RITE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Principles of Consolidation--The consolidated financial statements of The Stride Rite Corporation include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated. The Company's investment in an unconsolidated, 49.5% owned affiliate is accounted for in the consolidated financial statements using the equity method of accounting. Under this method, the Company's share of the affiliate's income or loss is included in the consolidated statement of income. Earnings related to transactions between the affiliate and the Company's consolidated subsidiaries are deferred until merchandise is resold by those subsidiaries.

   Fiscal Year--The Company's fiscal year ends on the Friday closest to November 30 in each year. Fiscal years 2000, 1999, and 1998 ended on December 1, 2000, December 3, 1999 and November 27, 1998, respectively. The Company's 1999 fiscal year included 53 weeks.

   Cash Equivalents, Short-Term Investments and Marketable Securities--Cash equivalents represent highly liquid investments, with a maturity of three months or less at the time of purchase. Short-term investments, representing commercial paper with a high investment grade, bank certificates of deposit and tax-exempt debt instruments with a maturity of between three months and one year, are stated at cost, which, due to their short-term nature, approximates fair value. Noncurrent marketable securities, representing funds invested in intermediate-term, fixed income instruments with maturities greater than one year, are stated at fair value.

   Financial Instruments--Financial instruments consist principally of cash, short-term investments, intermediate-term investments and trade receivables and payables. The Company places its investments in highly rated financial institutions and investment grade, short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables. The Company's exposure to foreign exchange risk is limited through dollar denominated transactions. The only derivative financial instruments which the Company utilizes are foreign exchange forward contracts, which are generally immaterial. The Company does not enter into material derivative financial instruments such as futures, forward or option contracts. The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different from book value. The Company uses quoted market prices, when available, to calculate these fair values.

   Inventory Valuation--Inventories are stated at the lower of cost or market. The cost of inventories is determined on the last-in, first-out (LIFO) basis.

   Property and Equipment--Property and equipment are stated at cost. The cost of equipment includes the capitalization of certain associated computer software costs. Depreciation, which is calculated primarily on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

   Goodwill and Trademarks--Goodwill represents the excess of the amount paid over the fair value of net assets acquired. Trademark rights are stated at acquisition cost. These assets are amortized on a straight-line basis primarily over a 25-year period. The carrying value of these intangible assets is periodically reviewed by the Company and, if necessary, impairments of values are recognized. If there is a permanent impairment in the carrying value of goodwill, trademarks or other intangible assets, the amount of such impairment is computed by comparing the anticipated discounted future operating income of the acquired business or trademark to the carrying value of the assets. In performing this analysis, the Company considers current results and trends, future prospects and other economic factors.

                          THE STRIDE RITE CORPORATION

   Income Taxes--Deferred income taxes are provided for temporary differences between financial and taxable income. Deferred taxes are also provided on undistributed earnings of subsidiaries and affiliates located outside the United States at rates expected to be applicable at the time of repatriation.

   Advertising--The Company expenses advertising costs as incurred. Total advertising expense amounted to $33,197,000, $37,270,000 and $34,385,000 for 2000, 1999 and 1998, respectively.

   Estimates Included in Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.

   Net Income per Common Share--Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the fiscal years presented in the consolidated statements of income:

                                         2000          1999          1998
                                     ------------- ------------- -------------
                                     (In thousands, except for per share data)
   Net income....................... $      25,193 $      26,424 $      21,052
   Weighted average common shares
    outstanding (basic).............        42,991        46,214        47,074
   Dilutive effect of stock
    options.........................           163           200           261
                                     ------------- ------------- -------------
   Weighted average common shares
    outstanding (diluted)...........        43,154        46,414        47,335
                                     ============= ============= =============
   Earnings per common share:
     Basic.......................... $         .59 $         .57 $         .45
     Diluted........................ $         .58 $         .57 $         .44

2. Inventories

   The cost of inventories, which consist primarily of finished product, at December 1, 2000 and December 3, 1999 was determined on a last-in, first-out
(LIFO) basis. During 2000, the LIFO reserve increased by $575,000 to $12,929,000 at December 1, 2000. The LIFO reserve decreased in 1999 and in 1998, by $2,252,000 and $3,684,000, respectively. If all inventories had been valued on a first-in, first-out (FIFO) basis, net income would have been higher by $362,000 (less than $.01 per share) in 2000 and would have been lower by $1,420,000 ($.03 per share) in 1999 and $2,323,000 ($.05 per share) in 1998.

   During 2000 and 1998, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different from current costs. As a result of these inventory reductions, net income was increased by $235,000 (less than $.01 per share) and $1,733,000 ($.04 per share) in 2000 and 1998, respectively.

                          THE STRIDE RITE CORPORATION

3. Property and Equipment

   The components of property and equipment at December 1, 2000 and December 3, 1999 and the range of asset lives used in depreciation calculations for each asset category are as follows:

                                                 Range of
                                                  Useful
                                                   Lives      2000      1999
                                                ----------- --------  --------
                                                             (In thousands)
   Land and improvements......................     10 years $  2,635  $  2,635
   Buildings and improvements.................  10-40 years   16,573    12,542
   Machinery, equipment, computer software and
    fixtures..................................   3-12 years   92,161    79,394
   Leaseholds and leasehold improvements......   5-15 years   19,470    17,085
                                                            --------  --------
                                                             130,839   111,656
   Less accumulated depreciation and
    amortization..............................               (54,599)  (44,231)
                                                            --------  --------
                                                            $ 76,240  $ 67,425
                                                            ========  ========

4. Other Assets

   As of December 1, 2000 and December 3, 1999, other assets includes the following:

                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Marketable securities....................................... $12,177 $11,200
   Investment in joint venture manufacturing facility..........     394   1,372
   Trademark rights and other intangible assets, net...........   1,965   2,102
   Other.......................................................   5,714   6,091
                                                                ------- -------
                                                                $20,250 $20,765
                                                                ======= =======

   Marketable securities represent the noncurrent portion of intermediate-term, fixed income investments. The cost basis of these investments was $12,211,000 in 2000 and $11,444,000 in 1999. Cash equivalents and short-term investments include $203,000 in 2000 and $595,000 in 1999 representing the current portion of this investment. During 1988 and 1989, the Company invested a total of $1,948,000 in a joint venture, which is accounted for under the equity method, with a foreign manufacturer to construct and operate a footwear manufacturing facility in Thailand. The consolidated statements of income include a loss of $978,000 in 2000, a loss of $1,449,000 in 1999, and income of $813,000 in 1998, representing the Company's share of the joint venture's operating results in those years.

5. Debt

   The Company utilizes borrowings under available lines of credit to finance seasonal working capital requirements. In January 2000, the Company replaced its previously uncommitted facility by entering into a new, three-year revolving credit agreement with five banks providing for loans of up to $75 million. Under the revolving credit agreement, the Company may borrow at interest rates which vary with LIBOR. In addition, the agreement calls for facility fees of .375% per annum on the committed line. The revolving credit agreement requires the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. The interest rates and facility fees in the agreement also vary dependent on a fixed charge coverage ratio based on the Company's cash flow results. The revolving credit agreement also contains other covenants, which restrict the payment of dividends and common stock repurchases to $30 million per year. During fiscal 2000, 1999, and 1998, borrowings under the revolving credit facility and uncommitted lines

                          THE STRIDE RITE CORPORATION
averaged $23,437,000, $27,695,000 and $26,691,000, respectively, with a maximum amount outstanding of $64,000,000 in 2000, $68,400,000 in 1999 and $52,800,000
in 1998. The weighted average interest rate paid on these borrowings during the year was 6.9% in 2000, 6.2% in 1999 and 6.4% in 1998. Short-term borrowings totaling $24 million were outstanding on December 1, 2000. No short-term borrowings were outstanding at December 3, 1999. Interest payments amounted to $1,617,000, $1,720,000 and $1,703,000 in 2000, 1999 and 1998, respectively.

6. Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities at December 1, 2000 and December 3, 1999 consist of the following:

                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Salaries, wages and commissions............................. $ 4,508 $ 5,463
   Advertising.................................................   1,952   2,779
   Pensions....................................................   2,258   3,148
   Dividends...................................................   2,080   2,247
   Nonrecurring charges........................................     --    1,517
   Other liabilities...........................................  10,868  11,708
                                                                ------- -------
                                                                $21,666 $26,862
                                                                ======= =======

7. Nonrecurring Charges

   In the third quarter of fiscal 1999, the Company recorded pre-tax nonrecurring charges of $3,254,000 ($.04 per share after tax) related to a restructuring of its administrative staff that was implemented to competitively position itself for future expansion and increased profitability. Certain merchandising, finance and operations functions were shifted from divisional to centralized responsibility, resulting in termination of 75 associates and the elimination of 50 unfilled positions from the Company's administrative staff. The nonrecurring charges during 1999 included $2,358,000 related to severance payments, $637,000 of other employee related costs and $259,000 of other costs associated with the restructuring. During fiscal 2000, the Company paid $1,121,000 of costs related to the restructuring actions taken in fiscal 1999. In the fourth quarter of fiscal 2000, the Company recorded income of $396,000 ($249,000 after tax or less than $.01 per share) related to the reversal of prior year restructuring accruals.

   In 1992 and 1995, the Company incurred nonrecurring charges related to several major initiatives to reduce future operating costs and to realign certain product lines and business units. The actions included the shift of the Company's distribution functions to new facilities, the closure of domestic manufacturing facilities, the shutdown of underperforming retail locations and the elimination of certain administrative positions. During 1997 and 1998, these restructuring actions were completed and the final costs related to these initiatives were charged against the liabilities accrued in earlier years.

   The following table summarizes activity during the three years ended December 1, 2000 with respect to nonrecurring charges:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (In thousands)
   Balance at beginning of year...................... $ 1,517      --   $ 5,816
   Nonrecurring charges (income).....................    (396)   3,254      --
   Amounts charged against accrual...................  (1,121)  (1,737)  (5,816)
                                                      -------  -------  -------
   Balance at end of year............................     --   $ 1,517      --
                                                      =======  =======  =======

                          THE STRIDE RITE CORPORATION

8. Leases

   The Company leases office and retail store space and certain equipment. A portion of the retail store space is sublet. Some of the leases have provisions for additional rentals based on increased property taxes and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Some leases have renewal options.

   Rent expense for operating leases for the three years in the period ended December 1, 2000 was as follows:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (In thousands)
   Base rent......................................... $19,535  $18,011  $17,090
   Additional rent...................................   1,321    1,364    1,091
   Less rental from subleases........................    (570)    (826)  (1,051)
                                                      -------  -------  -------
                                                      $20,286  $18,549  $17,130
                                                      =======  =======  =======

   The future minimum rental payments for all non-cancelable operating leases and the amounts due from tenants on related subleases at December 1, 2000 are as follows:

                                                                  (In thousands)
                                                                  --------------
   2001..........................................................    $14,780
   2002..........................................................     13,697
   2003..........................................................     12,797
   2004..........................................................     10,604
   2005..........................................................      9,378
   Later years...................................................     17,716
                                                                     -------
                                                                      78,972
   Less rental due from subleases................................     (2,859)
                                                                     -------
   Total future minimum rental payments..........................    $76,113
                                                                     =======

9. Benefit Plans

   The Company has a non-contributory defined benefit pension plan covering eligible associates. Pension costs are determined actuarially and are funded to the extent that deductions are allowable under the United States Internal Revenue Code. During 2000 and 1999, approximately 65% of the defined benefit plan's assets were invested in equity investments with the remaining 35% invested in fixed income securities. Salaried, management, sales and non-production hourly associates accrued pension benefits based on the associate's service and compensation. Production associates accrued pension benefits at a fixed unit rate based on service.

                          THE STRIDE RITE CORPORATION

   Pension expense, including amortization of prior service costs over the remaining service periods of active associates and the remaining lives of vested and retired associates, for the three years in the period ended December 1, 2000, consists of the following:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (In thousands)
   Service cost...................................... $ 1,403  $ 2,014  $ 2,002
   Interest cost.....................................   2,918    2,800    2,688
   Expected return on assets.........................  (4,366)  (4,002)  (3,822)
   Net gain recognized...............................    (622)     (59)    (103)
   Amortization of prior service cost................      61       61       61
   Transition asset recognized.......................    (284)    (287)    (287)
                                                      -------  -------  -------
   Net periodic benefit cost (income)................ $  (890) $   527  $   539
                                                      =======  =======  =======

   The following provides a reconciliation of benefit obligations, plan assets, the funded status, and various assumptions related to the Company's defined benefit pension plan:

                                                             2000       1999
                                                            -------   --------
                                                             (In thousands)
   Change in benefit obligation:
     Benefit obligation at beginning of year............... $40,610   $ 43,422
     Service cost..........................................   1,403      2,014
     Interest cost.........................................   2,918      2,800
     Actuarial gain........................................  (2,035)    (5,517)
     Benefits paid.........................................  (2,258)    (2,109)
                                                            -------   --------
     Benefit obligation at end of year..................... $40,638   $ 40,610
                                                            =======   ========
   Change in plan assets:
     Fair value of plan assets at beginning of year........  49,599     45,715
     Actual return on plan assets..........................    (973)     5,993
     Employer contributions................................     --         --
     Benefits paid.........................................  (2,258)    (2,109)
                                                            -------   --------
     Fair value of plan assets at end of year.............. $46,368   $ 49,599
                                                            =======   ========
   Funded status:
     Excess of assets over benefit obligation..............   5,729      8,989
     Unrecognized net gain.................................  (8,152)   (12,078)
     Unrecognized prior service costs......................     165        225
     Unrecognized net transition asset.....................     --        (284)
                                                            -------   --------
     Accrued pension cost.................................. $(2,258)  $ (3,148)
                                                            =======   ========
   Assumptions:
     Discount rate.........................................    7.75 %     7.50 %
     Expected long-term return on assets...................    9.00 %     9.00 %
     Compensation increase rate............................    4.50 %     4.50 %

   The Company also provides defined contribution plans for its associates. The Company's defined contribution plans, which are qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, enable eligible associates to defer a portion of their salary to be held by the trustees of the plans. The Company makes an additional contribution to the plans equal to a maximum of 50% of the first 6% of savings

                          THE STRIDE RITE CORPORATION
by each participant. Prior to July 1, 1998, the Company's contribution to the plans equaled a maximum of 25% of the first 6% of savings for each participant. During fiscal 2000, 1999, and 1998 the Company's contribution to the plans amounted to $769,000, $800,000 and $437,000, respectively.

10. Stock Purchase and Option Plans

   The Company's Employee Stock Purchase Plan, permits eligible associates to elect to subscribe for an aggregate of 5,640,000 shares of common stock of the Company. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings (limited to either 2.5% or 5% of their earnings for a one or two-year payment period prior to November 1, 1999) during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company's common stock on either their entry date into the Plan or the last day of the payment period. For the payment period which ended in June 2000, 77,133 shares were issued under the Plan for an aggregate amount of $390,000. At December 1, 2000, a total of 5,318,209 shares had been purchased under the Plan and 321,791 shares were available for purchase by participating associates.

   During 1998, the Company's shareholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director's Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. An aggregate of 300,000 shares is authorized for issuance under the Plan. Options to purchase common stock are granted at a price equal to the closing price of the Company's common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the shareholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. Under the terms of the Plan, the Company awarded 7,935, 2,959 and 1,000 shares of common stock during 2000, 1999 and 1998, respectively. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company's Deferred Compensation Plan for Directors. At December 1, 2000, the issuance of 74,587 shares has been deferred by participating directors.

   During 1998, the Company's shareholders approved the 1998 Stock Option Plan. The 1998 Stock Option Plan, which expires in April 2001, replaced a similar long-term incentive plan which had been approved by the shareholders in 1995. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 3,900,000 shares of the Company's common stock may be granted to officers and other key associates. The option price of the shares may not be less than the fair market value of the Company's common stock at the date of grant. Options under the Plan generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Stock awards, which are limited to 200,000 shares in the Plan, generally vest over a five-year period. During 1999, stock awards of 10,750 shares, having an average fair market value of $8.58, were made under the Plan.

                          THE STRIDE RITE CORPORATION

   A summary of the activity in stock options with respect to all plans for the three years in the period ended December 1, 2000 is as follows:

                                                                        Weighted
                                                                        Average
                                                            Number of   Exercise
                                                             Options     Price
                                                            ----------  --------
   Outstanding at November 28, 1997........................  2,582,700   $10.11
   Granted.................................................  1,054,650    11.11
   Exercised...............................................   (297,074)    5.98
   Canceled................................................   (533,246)   10.23
                                                            ----------   ------
   Outstanding at November 27, 1998........................  2,807,030    10.90
   Granted.................................................  2,135,050     8.53
   Exercised...............................................    (70,011)    5.63
   Canceled................................................ (1,224,616)   10.23
                                                            ----------   ------
   Outstanding at December 3, 1999.........................  3,647,453     9.84
   Granted.................................................  1,089,500     5.62
   Exercised...............................................     (2,800)    0.25
   Canceled................................................ (1,116,032)   10.74
                                                            ----------   ------
   Outstanding at December 1, 2000.........................  3,618,121   $ 8.30
                                                            ==========   ======

   The following table summarizes information about stock options outstanding at December 1, 2000:

                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Number    Contractual Exercise   Number    Exercise
Range of Exercise Prices  Outstanding    Life      Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
$0.25 --$6.6875..........    964,167   8.9 years   $ 5.36      31,784   $ 0.81
$6.875--$9.25............  1,366,920   8.1 years     7.60     624,128     7.56
$9.625--$14.50...........  1,287,034   6.2 years    11.23   1,054,767    11.24
                           ---------   ---------   ------   ---------   ------
                           3,618,121   7.6 years   $ 8.30   1,710,679   $ 9.71
                           =========   =========   ======   =========   ======

   At December 3, 1999, options to purchase 1,742,396 shares at an average price of $10.81 per share were exercisable (1,178,671 shares at $11.01 per share at November 27, 1998). On a cumulative basis through December 1, 2000, stock awards, options to purchase shares and shares reserved for issuance under deferred compensation plans totaling 7,758,019 shares had been granted under all plans. Rights to purchase an additional 1,300,114 shares at December 1, 2000 (2,132,942 shares at December 3, 1999) could be granted under the plans.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), defines a fair-value method of accounting for employee stock options or similar equity instruments and encouraged companies to adopt that method of accounting. SFAS 123 also allows companies to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and to make proforma disclosures of the impact on net income and earnings per share of applying SFAS 123. The Company has elected to continue to account for stock options in accordance with APB 25 and related interpretations. Accordingly, no compensation expense has been recorded in connection with fair market value stock option grants under the Company's stock option plans and its employee stock purchase plan. Compensation for stock awards of $47,000, $121,000 and $12,000 was recorded in fiscal years 2000, 1999 and 1998, respectively.

                          THE STRIDE RITE CORPORATION

   Proforma net income and earnings per share information included in the table below, has been calculated as if the Company had accounted for stock options and other stock as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
   Risk-free interest rate.................................... 6.21% 5.01% 5.76%
   Dividend yield.............................................  3.2%  2.2%  1.5%
   Volatility factor..........................................   41%   40%   37%
   Weighted average expected life of options (years)..........  4.5   4.5   4.5

   Accordingly, the weighted average grant date fair values of stock awards and stock options granted during 2000, 1999 and 1998 were estimated at $1.87, $2.66, and $3.75, respectively. For purposes of proforma disclosure, the estimated fair value is amortized to expense on a straight-line basis over the options vesting periods. A comparison of reported and proforma earnings is as follows for the three years in the period ended December 1, 2000:

                                          2000         1999          1998
                                      -------------------------- -------------
                                      (In thousands except for per share data)
   Net income
     As reported..................... $     25,193 $      26,424 $      21,052
     Proforma........................       23,562        24,642        19,412
   Net income per diluted share of
    common stock
     As reported.....................          .58           .57           .44
     Proforma........................          .55           .53           .41

   The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and other stock-based compensation.

11. Preferred Stock Purchase Rights

   In June 1997, the Company's Board of Directors adopted a Stockholder Rights Plan to replace a similar plan which was due to expire in July 1997. In connection with the Plan, the Board declared a dividend of one Preferred Share Purchase Right for each outstanding share of common stock of the Company, payable to stockholders of record on July 17, 1997.

   The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors. The Rights may be redeemed by the Company at a price of $.01 per Right prior to the time that a person or group has acquired beneficial ownership of 10% or more of the common shares.

   Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $68 per one one-hundredth of a Preferred Share. Each preferred share is entitled to minimum quarterly dividends of $1.00 per share, a minimum preferential

                          THE STRIDE RITE CORPORATION
liquidation payment of $100 per share and each preferred share will have 100 votes, voting together with the common shares. The Rights, which may be amended by the Board of Directors of the Company under most circumstances, become exercisable at the earlier of ten days following a public announcement that a person or group ("Acquiring Person") has acquired beneficial ownership of 10% or more of the Company's outstanding common stock or ten business days following the commencement of, or announcement of an intention to make, a tender or exchange offer which would result in the beneficial ownership by an Acquiring Person of 10% or more of the outstanding common shares. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of its assets or earnings power are sold after a person has acquired beneficial ownership of 10% or more of the Company's outstanding common stock, the holders of the Rights will have the right to receive upon exercise that number of shares of common stock of the Acquiring Person having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, the holders of the Rights, other than the Acquiring Person, will have the right to receive on exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. The Board of Directors of the Company may also exchange the Rights, in whole or in part, at an exchange ratio of one common share or one one-hundredth of a preferred share, at any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the Company's common stock by such Acquiring Person. The Rights, which have no voting power, expire on July 17, 2007. Preferred Stock Purchase Rights outstanding under the Plan totaled 41,590,851 and 44,634,083 as of December 1, 2000 and December 3, 1999, respectively.

12. Litigation

   The Company is a party to various litigation arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position or results of operations.

13. Income Taxes

   The provision for income taxes consists of the following for the three years in the period ended December 1, 2000:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (In thousands)
   Current:
     Federal......................................... $11,995  $16,965  $ 7,390
     State...........................................   1,395    1,635      987
                                                      -------  -------  -------
       Total current provision.......................  13,390   18,600    8,377
                                                      -------  -------  -------
   Deferred:
     Federal.........................................   1,711   (2,013)   3,783
     State...........................................    (192)   ( 355)      10
                                                      -------  -------  -------
       Total deferred provision (benefit)............   1,519   (2,368)   3,793
                                                      -------  -------  -------
       Provision for income taxes.................... $14,909  $16,232  $12,170
                                                      =======  =======  =======

                          THE STRIDE RITE CORPORATION

   Net deferred tax assets as of December 1, 2000 and December 3, 1999 have the following significant components:

                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Deferred tax assets:
     Inventory valuation reserves.............................. $ 6,868 $ 6,768
     Accounts receivable allowances............................   5,142   3,861
     Compensation and pension accruals.........................   3,070   3,605
     Nonrecurring charges......................................     --      705
     Other accounting reserves and accruals....................  10,414  11,364
                                                                ------- -------
       Total deferred tax assets...............................  25,494  26,303
                                                                ------- -------
   Deferred tax liabilities:
     Depreciation and amortization.............................   5,563   4,498
     Other items...............................................     366     721
                                                                ------- -------
       Total deferred tax liabilities..........................   5,929   5,219
                                                                ------- -------
       Net deferred tax assets................................. $19,565 $21,084
                                                                ======= =======

   A valuation allowance has not been assigned to the Company's deferred tax assets since management believes it is more likely than not that the Company will fully realize the benefits of such tax assets.

   The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                           2000   1999   1998
                                                           ----   ----   ----
   Statutory federal tax rate............................  35.0 % 35.0 % 35.0 %
   State income taxes, net of federal tax benefit........   2.0    2.0    2.0
   Tax provision (benefit) related to company--owned life
    insurance program ...................................   0.5    2.2   (5.3)
   Other.................................................  (0.3)  (1.1)   4.9
                                                           ----   ----   ----
   Effective income tax rate.............................  37.2 % 38.1 % 36.6 %
                                                           ====   ====   ====

   In 2000, 1999 and 1998, the Company paid income taxes of $18,587,000, $12,681,000 and $17,666,000, respectively.

14. Operating Segments and Related Information

   Effective November 28, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes new standards for the way public business enterprises report information about operating segments and also requires certain disclosures about products and services, geographic areas of business and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position or results of operations.

   The Company operates in one industry segment, the footwear industry. Operating segments of the Company are based on, among other things, the way the Company's management organizes the components of the Company's business for the purposes of allocating resources and assessing performance. The Company designs and markets footwear under various brand names, which represent the operating segments of the Company. Products for all of the Company's brands are generally manufactured using similar processes. The

                          THE STRIDE RITE CORPORATION

Company's products also share similar distribution methods and are marketed and sold to the same customer types. Operating results are assessed on an aggregate basis to make decisions about resources to be allocated among the brands. Consequently, because the brands have similar product, distribution, marketing and economic conditions, the Company's operating segments have been aggregated into one reportable segment for financial statement purposes as permitted by the provisions of SFAS 131. The Company presently focuses its brands on the domestic footwear market. No individual country other than the United States accounted for more than 10% of consolidated net sales or assets.

15. Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 30, 1999. However, Statement of Accounting Standard No. 137, "Deferral of the Effective Date of "SFAS 133" was issued in July of 1999 and delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Therefore, SFAS 133 will not be implemented by the Company until fiscal 2001. Since the Company's current international operations are not significant and the cost of merchandise sourced from factories outside the United States is generally denominated in U.S. dollars, management expects minimal effect from this new standard.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company will adopt SAB 101 in the first quarter of fiscal year 2001. Adoption of this guidance is not expected to have a material effect on the Company's financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Interpretation 44 clarifies guidance for certain issues that arose in the application of APB 25. Areas of focus within Interpretation 44 include repricings, modifications to extend the option term, change of grantee status, modifications to accelerate vesting and options exchanged in a purchase business combination. Should these types of transactions occur, the Company will account for them under APB 25 as clarified by Interpretation 44.

                          THE STRIDE RITE CORPORATION

16. Quarterly Data (unaudited)

   The following table provides quarterly data for the fiscal years ended December 1, 2000 and December 3, 1999.

                                             First    Second   Third    Fourth
                                            -------- -------- -------- --------
                                            (In thousands, except for per share
                                                           data)
   2000
   Net sales............................... $151,663 $156,533 $144,760 $ 95,378
   Gross profit............................   54,897   57,864   52,060   33,622
   Net income (loss).......................    7,487   10,609    7,782     (685)
   Per diluted common share:
     Net income (loss).....................      .17      .24      .18     (.02)
     Dividends.............................      .05      .05      .05      .05
   1999
   Net sales............................... $148,184 $166,253 $155,952 $102,307
   Gross profit............................   54,507   61,241   57,795   37,045
   Net income..............................    6,149    9,763   10,113      399
   Per diluted common share:
     Net income............................      .13      .21      .22      .01
     Dividends.............................      .05      .05      .05      .05

   In the third quarter of fiscal 1999, the Company recorded pre-tax, nonrecurring charges of $3,254,000 ($.04 per share after tax), associated with its decision to restructure the Company's administrative staff.

                  MANAGEMENT'S REPORT ON FINANCIAL INFORMATION

To Our Stockholders:

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

   The control environment is complemented by the Company's internal audit function which performs audits and evaluates the adequacy of and the adherence to these controls, policies and procedures. In addition, the Company's independent accountants have developed an understanding of our accounting and financial controls and have conducted such tests as they consider necessary to support their report on the Company's financial statements.

   The Board of Directors pursues its oversight role for the financial statements through the Audit Committee, which consists solely of independent directors who are financially literate. In accordance with its Charter, the Audit Committee meets regularly with management, the corporate internal auditors and the Company's independent accountants, PricewaterhouseCoopers LLP, to review management's process of implementation and administration of internal accounting controls, the independence of the auditors and auditing and financial reporting matters. The independent and internal auditors have unrestricted access to the Audit Committee.

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

                                                   /s/ John M. Kelliher
                                          _____________________________________
                                                     John M. Kelliher
                                                  Chief Financial Officer

                                                 /s/ David M. Chamberlain
                                          _____________________________________
                                                   David M. Chamberlain
                                            Chairman of the Board of Directors
                                                and Chief Executive Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
The Stride Rite Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Stride Rite Corporation and its subsidiaries at December 1, 2000 and December 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of The Stride Rite Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                              /s/ PricewaterhouseCoopers LLP
                                   __________________________________________
                                            PricewaterhouseCoopers LLP

Boston, Massachusetts
January 9, 2001

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Directors of
The Stride Rite Corporation:

   Our audits of the consolidated financial statements referred to in our report dated January 9, 2001 appearing on page F-19 of the 2000 Annual Report on Form 10-K of The Stride Rite Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              /s/ PricewaterhouseCoopers LLP
                                          _____________________________________
                                                PricewaterhouseCoopers LLP

Boston, Massachusetts
January 9, 2001

                          THE STRIDE RITE CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                           Additions
                                Balance at Charged to
                                Beginning  Costs and               Balance at
Description                       Period    Expenses  Deductions  End of Period
-----------                     ---------- ---------- ----------  -------------
Fiscal year ended November 27,
 1998:
  Deducted from assets:
    Allowance for doubtful
     accounts..................   $3,742     $1,402     $1,246(a)    $ 3,898
    Allowance for sales
     discounts.................    5,264      2,329      1,920(b)      5,673
                                  ------     ------     ------       -------
                                  $9,006     $3,731     $3,166       $ 9,571
                                  ======     ======     ======       =======
Fiscal year ended December 3,
 1999:
  Deducted from assets:
    Allowance for doubtful
     accounts..................    3,898      1,125      1,336(a)      3,687
    Allowance for sales
     discounts.................    5,673      2,490      1,899(b)      6,264
                                  ------     ------     ------       -------
                                  $9,571     $3,615     $3,235       $ 9,951
                                  ======     ======     ======       =======
Fiscal year ended December 1,
 2000:
  Deducted from assets:
    Allowance for doubtful
     accounts..................    3,687      1,040      1,638(a)      3,089
    Allowance for sales
     discounts.................    6,264      4,685      1,373(b)      9,576
                                  ------     ------     ------       -------
                                  $9,951     $5,725     $3,011       $12,665
                                  ======     ======     ======       =======

--------
(a) Amounts written off as uncollectible.
(b) Amounts charged against the reserve.

                          THE STRIDE RITE CORPORATION
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 1, 2000

                               Index to Exhibits

   Exhibit No. Description of Exhibit               Page No.
   ----------- ----------------------               --------
       21      Subsidiaries of the Registrant         E-2

       23      Consent of Independent Accountants     E-3