Form 10-Q
period 2001-03-02
STRIDE RITE CORP
filed 2001-04-13
CIK 94887

1 of 13 Pages

------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the quarterly period ended March 2, 2001

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                        Commission File Number: 1-4404
                                                ------

                              THE STRIDE RITE CORPORATION
            (Exact name of registrant as specified in its charter)

                              Massachusetts 04-1399290
                              -------------------------
        (State or other jurisdiction) (I.R.S. Employer Identified No.)

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

          Yes (X)          No ( )
                                 -

As of April 6, 2001,  41,687,584  shares of the registrant's  common stock, $.25
par  value,   and  the   accompanying   Preferred  Stock  Purchase  Rights  were
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         THE STRIDE RITE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                    March 2,                      March 3,
                                      2001       December 1,        2000
                                  (Unaudited)        2000        (Unaudited)
                                  -------------  -------------  --------------

  Assets

  Current Assets:
     Cash and cash
      equivalents                       $3,471       $ 62,976          $3,850

     Accounts and notes
      receivable, net                  115,923         54,375         105,374

     Inventories                        91,940        105,917         106,521

     Deferred income taxes              25,494         25,494          26,303

     Other current assets                4,451          6,365           4,645
                                      --------       --------        --------

     Total current assets              241,279        255,127         246,693

  Property and equipment, net           75,882         76,240          69,594

  Other assets                          21,782         21,106          21,134
                                      --------       --------        --------

     Total assets                     $338,943       $352,473        $337,421
                                      ========       ========        ========









              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (Dollars in Thousands)

                                    March 2,                         March 3,
                                      2001         December 1          2000
                                  (Unaudited)         2000          (Unaudited)
                                 ---------------  --------------   --------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                $10,000          $24,000          $  6,000
     Accounts payable                22,626           32,570            24,402
     Income taxes payable            24,081           18,716            25,933
     Accrued expenses and other
       liabilities                   20,431           21,666            27,717
                                   --------         --------          --------
     Total current liabilities       77,138           96,952            84,052

  Deferred income taxes               5,929            5,929             5,219


  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000      -                -                 -
       Shares issued - None

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544    14,237           14,237           14,237

     Capital in excess of par
       value                         19,898           20,276           20,732

    Retained earnings               377,555          371,821          360,697

     Less cost of 15,264,734
        shares of common stock
        held in treasury
        (15,355,693 on December
        1, 2000 and 13,641,463
        on March 3, 2000)          (155,814)        (156,742)         (147,516)
                                   ---------        ---------         ---------
     Total stockholders' equity     255,876          249,592           248,150
                                   --------         --------          --------

     Total liabilities and
       stockholders' equity        $338,943         $352,473          $337,421
                                   ========         ========          ========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For the periods ended March 2, 2001 and March 3, 2000
                     (In Thousands Except Per Share Data)


                                                 2001             2000
                                            ---------        ---------

Net sales                                    $151,093         $151,663

Cost of sales                                  96,169           96,766

Selling and administrative expenses            43,207           43,264
                                            ---------         --------

Operating income                               11,717           11,633

Other income (expense):
   Investment income                            1,560              861
   Interest expense                              (589)            (473)
   Other income (expense), net                   (468)              41
                                            ---------         --------
                                                  503              429
                                            ---------         --------

Income before income taxes                     12,220           12,062

Provision for income taxes                      4,402            4,575
                                            ---------         --------

Net income                                   $  7,818         $  7,487
                                            =========         ========

Net income per common share:
   Diluted                                   $    .19         $    .17
                                            =========         ========
   Basic                                     $    .19         $    .17
                                            =========         ========

Dividends per common share                   $    .05         $    .05
                                            =========         ========

Average common shares used in per share
   computations:
   Diluted                                     41,946           44,103
                                            =========         ========
   Basic                                       41,649           43,980
                                            =========         ========







              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                         THE STRIDE RITE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the three months ended March 2, 2001 and March 3, 2000 (Dollars in Thousands)

                                                          2001           2000
                                                  --------------   -------------
Cash was provided from (used for):
Operations:
   Net income                                           $ 7,818         $ 7,487
   Adjustments to reconcile to net cash
     provided from (used for) operations:
   Depreciation and amortization                          3,656           2,938
   Compensation expense related to
     stock plans                                             60              60
   Gain related to long-term investments                   (451)              -
   Loss on disposal of property and equipment                42               -
   Changes in:
      Accounts and notes receivable                     (61,548)        (57,896)
      Inventories                                        13,977          14,647
      Other current assets                                1,914             250
      Accounts payable, income taxes, accrued
        expenses and other current liabilities           (5,631)        (12,154)
                                                        --------        --------
      Net cash used for operations                      (40,163)        (44,668)
                                                        --------        --------
Investments:
   Additions to property and equipment                   (3,291)         (5,041)
   Distributions from long-term investments                 451               -
   Decrease in noncurrent marketable
     securities                                             474           1,394
   Increase in other assets                              (1,223)           (856)
                                                        --------        --------
      Net cash used for investments                      (3,589)         (4,503)
                                                        --------        --------
Financing:
   Short-term debt (repayments) borrowings              (14,000)          6,000
   Proceeds from sale of stock under stock plans            327               -
   Cash dividends paid                                   (2,080)         (2,247)
   Repurchase of common stock                                 -          (7,918)
                                                        -------         --------
      Net cash used for financing                       (15,753)         (4,165)
                                                        --------        --------

Net decrease in cash and cash equivalents               (59,505)        (53,336)

Cash and cash equivalents at beginning of the
   period                                                62,976          57,186
                                                        -------         -------

Cash and cash equivalents at end of the period          $ 3,471         $ 3,850
                                                        =======         =======


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements

                         THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    NOTE 1

      The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended March 2, 2001 and March 3, 2000 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 2, 2001 and March 3, 2000 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 1, 2000 on Form 10-K which included all information and footnotes necessary for such presentation.

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

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                                      Three Months Ended
                                               ---------------------------------
                                                  March 2,          March 3,
                                                   2001               2000
                                               --------------     --------------

Net income applicable to common shares              $ 7,818            $ 7,487
                                                    =======            =======

Calculation of shares:
  Weighted average number of common shares
    outstanding(basic)                               41,649             43,980

  Common shares  attributable to assumed
   exercise of dilutive stock options and
   stock purchase rights using the treasury
   stock method                                         297                123
                                                    -------            -------

Average common shares and common equivalents
 outstanding during the period (diluted)             41,946             44,103
                                                    =======            =======

Net income per common share (basic)                   $ .19              $ .17
                                                      =====              =====

Net income per common share (diluted)                 $ .19              $ .17
                                                      =====              =====


      The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                  First Quarter
                                           ----------------------------
                                                   2001            2000
                                           ------------    ------------

Options to purchase shares of common
  Stock (in thousands)                           2,126           3,572


                         THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors Affecting Future Operating Results

      This form 10-Q contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "estimate", "project", "should", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by various trends and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Some of the key factors that may have a direct bearing on our results are presented in the Company's Form 10-K for the fiscal year ended December 1, 2000 which was filed with the Securities and Exchange Commission.

Results of Operations

      The following table summarizes the Company's performance for the first quarter of fiscal 2001 as compared to the results for the comparable period in fiscal 2000:

Increase (Decrease) Percent vs. 2000 Results:
                                                                   First Quarter

Net sales                                                          (0.4)%
Gross profit                                                          -
Selling and administrative expenses                                (0.1)%
Operating income                                                    0.7%
Income before income taxes                                          1.3%
Net income                                                          4.4%

Operating Ratios as a Percent to Net Sales:
                                                      First Quarter
                                             --------------------------------
                                                 2001              2000
                                             --------------    --------------

Gross profit                                         36.4%             36.2%
Selling and administrative expenses                  28.6%             28.5%
Operating income                                      7.8%              7.7%
Income before income taxes                            8.1%              8.0%
Net income                                            5.2%              4.9%

                         THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

      Net sales in the first quarter of fiscal 2001 decreased $0.6 million (0.4%) from the sales level achieved in the comparable period of fiscal 2000. Revenues related to the Company's wholesale brands decreased 2% during the first quarter of 2001, while retail sales during the period increased 13% from last year. During the first quarter of 2001, the wholesale brands of the Company had unit shipments of current line merchandise which were 2% higher than the 2000 first quarter. The Company's average selling price decreased by 5% in the first quarter of 2001, as compared to 2000. This price decrease was primarily the result of a greater percentage of children's products sold, as well as a lower-priced product mix in the Keds brand. Sales of discontinued products increased $2.0 million in the first quarter of fiscal 2001 as compared to the comparable period of fiscal 2000 as the Company continues to aggressively move out discontinued styles and closely monitor inventory levels.

      Sales of the Stride Rite Children's Group increased 11% in the first quarter of fiscal 2001 as compared to the first quarter of 2000. Sales at company-owned retail stores increased 13% in the first quarter of 2001 as compared to the prior year, with most of this increase attributable to the opening of new stores. Sales at comparable company-owned stores increased 0.9% as compared to the first quarter of fiscal 2000. At the end of the first quarter of 2001, the Company operated 202 stores, up from the 188 stores open at the end of the first quarter of 2000. Sales of the Tommy Hilfiger brand in 2001 were slightly lower than the first quarter of fiscal 2000, (less than 1%), as the introduction of the girls' product line did not quite offset the decline in the sales of men's and women's products. Sales of the Keds business unit decreased 3% during the first quarter of fiscal 2001, as increased revenues from the introduction of the improved Keds Champion style were unable to offset lower sales of other product lines. Keds continues to have difficulty in offsetting the significant prior year sales from other core basic programs including the "Ready to Wear" product. Sales of Sperry products decreased 21% during the first quarter of fiscal 2001. This decrease was primarily caused by lower reorders for their men's boat shoes, less sell in of canvas products and not offering a new high performance boat shoe this year. Sales of the International division in the first quarter of 2001 increased $0.5 million or 7% compared to the prior year. This increase was largely due to the launch of Keds products in Mexico and the improved performance in Central and South America of Tommy Hilfiger footwear.

                         THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

      During the first quarter of fiscal 2001, gross profit increased slightly, $27 thousand, less than 0.1% as compared to fiscal 2000. This compares favorably to the net sales decrease of 0.4% versus the prior years first fiscal quarter. The consolidated gross profit percentage for the first three months of 2001 improved 0.2 percentage points, to 36.4% in 2001 from 36.2% in 2000. The greater percentage of retail sales, which generally yield a higher gross profit percentage, to overall consolidated sales had a favorable impact on gross profit performance during the first fiscal quarter of 2001. The LIFO provision had an unfavorable effect on gross profit comparisons, with LIFO decreasing gross profit by $0.7 million (0.5% of net sales) in 2001 compared to a similar decrease of $0.8 million (0.5% of net sales) in 2000.

Operating Costs

      Selling and administrative expenses in the first quarter of fiscal 2001 decreased slightly, 0.1% as compared to the first quarter of 2000. Operating costs as a percentage of sales in the first quarter increased from last year by
0.1 percentage points (28.6% in 2001 compared to 28.5% in 2000). Higher retail store expenses in the first quarter of fiscal 2001, mainly related to the start-up for new stores, increased overall operating expenses by 3.2% as compared to fiscal 2000. Advertising expense represented 6.0% of net sales in the first quarter of 2001, which was slightly above the spending rate of 5.9% of sales in the comparable period in 2000. Distribution expenses represented 1.9% of net sales in the first quarter of 2001 compared to 2.0% in the 2000 first quarter.

Other Income and Taxes

      Other income (expense) increased pre-tax income by $0.5 million in the first quarter of fiscal 2001, slightly greater than the increase of $0.4 million in the first quarter of fiscal 2000. Investment income during the first quarter of 2001 was $0.7 million higher than the prior year due principally to the realization of a gain on a long term investment. Interest expense in the first quarter of 2001 was slightly higher than 2000, increasing $0.1 million. While average interest rates in the quarter were slightly lower than in 2000, average short-term borrowings in the first quarter of 2001 were $28.7 million, 10% greater than the average borrowings of $26.0 million in the first quarter of 2000. The $0.5 million increase in other expense is primarily related to the accelerated write down of a retail asset.

     The provision for income taxes decreased $0.2 million in the first quarter of fiscal 2001 as compared to the similar period in fiscal 2000. This decrease was primarily due to the lower effective income tax rate of 36.0% in the first quarter, as compared to the 37.9% rate in 2000. The lower tax rate is based on the year end projected tax rate and also reflects the reduction of certain tax exposures.

                         THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income

      Net income for the first quarter of fiscal 2001 increased $0.3 million, up 4.4% from the income earned in the 2000 first quarter. The lower operating costs, higher other income and reduction in the tax rate were the primary factors contributing to the improved earnings. As a result, the Company's return on net sales improved by 0.3 percentage points in the first quarter of 2001 (5.2% of sales in 2001 compared to 4.9% in 2000).

Liquidity and Capital Resources

      At March 2, 2001, the Company's  balance sheet reflects a current ratio of
3.1 to 1 with no long-term debt. The Company's cash and cash equivalents totaled $3.5 million at the end of the latest quarter, slightly below the prior year's cash and investments total of $3.9 million. The Company uses its $75 million revolving credit agreement to fund seasonal working capital needs. Borrowings under this line of credit totaled $10.0 million at March 2, 2001, higher than the $6.0 million of short-term debt outstanding at the end of the first quarter of 2000.

      The Company's normal seasonal shipping and cash flow patterns typically require the use of funds in the first quarter of the fiscal year. During the first quarter of fiscal 2001, the Company used $40.2 million of cash to fund operating needs. This negative cash flow amount was lower than the $44.7 million use of cash to fund operations during the first quarter of fiscal 2000.

      At March 2, 2001, accounts receivable and inventory levels totaled $207.9 million, a decrease of $4.0 million or 1.9% below the $211.9 million asset amount at the end of the first quarter of 2000. Accounts receivable at the end of the first quarter of 2001 increased $10.5 million or 10% from the same period in 2000, despite the similar sales level in 2001. This increase was due mostly to the timing of wholesale shipments this year versus last year, which was later in the quarter and thus the payment not due at quarter end. Inventories were significantly lower at the end of the first quarter of 2001, down $14.6 million or 14% from the 2000 level. The principal reason for the lower inventory levels in 2001 was an overall reduction in Keds basics styles compared to last year.

      Additions to property and equipment totaled $3.3 million in the first quarter of 2001 compared to $5.0 million in the 2000 first quarter. The majority of the capital expenditure decrease related to lower computer equipment and related software purchases as compared to the year earlier. During the quarter the Company did not repurchase any shares of its common stock. At March 2, 2001, the Company has 2.1 million shares remaining on the repurchase authorization voted by the Board of Directors in December 1999.

PART II - OTHER INFORMATION
                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits.  The following exhibits are contained in this
                --------
                report:

                None

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



Date:  April 13, 2001               By:  /S/ Frank A. Caruso
                                    -------------------------------
                                      Frank A. Caruso
                                      Vice President - Finance and Operations