Form 10-Q
period 2001-06-01
STRIDE RITE CORP
filed 2001-07-13
CIK 94887

1 of 15 pages

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the quarterly period ended June 1, 2001

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
--------------------------------                         ---------------------
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

          Yes (X)          No ( )
                                 -

     As of July 11, 2001, 41,800,779 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                    June 1,                          June 2,
                                     2001          December 1         2000
                                  (Unaudited)         2000         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents        $ 19,608         $ 62,976        $ 40,911

     Accounts and notes
       receivable, net                  89,567           54,375          82,976

     Inventories                        94,666          105,917          79,021

     Deferred income taxes              25,494           25,494          26,303

     Other assets                        3,184            6,365           4,525
                                       -------          -------         -------

     Total current assets              232,519          255,127         233,736

  Property and equipment, net           74,621           76,240          72,064

  Other assets                          21,600           21,106          20,793
                                       -------          -------         -------

     Total assets                     $328,740         $352,473        $326,593
                                      ========         ========        ========

















              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    June 1,                           June 2,
                                      2001         December 1          2000
                                  (Unaudited)         2000          (Unaudited)
                                 ---------------  --------------   --------------

Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                       -         $ 24,000                -
     Accounts payable               $ 17,608           32,570         $ 16,964
     Income taxes payable             20,953           18,716           22,701
     Accrued expenses and other
       liabilities                    20,370           21,666           26,890
                                    --------         --------         --------
     Total current liabilities        58,931           96,952           66,555

  Deferred income taxes                5,929            5,929            5,219


  Stockholders' Equity:
     Preferred stock,
        $1 par value
       Shares authorized -
        1,000,000
       Shares issued - None                -                -                -

     Common stock, $.25 par
       value
       Shares authorized -
        135,000,000
       Shares issued -
        56,946,544                    14,237           14,237           14,237

     Capital in excess of par
       value                          19,875           20,276           20,721

    Retained earnings                385,521          371,821          368,920

     Less cost of 15,258,760
        shares of common stock
        held in treasury
        (15,355,693 on December
        1, 2000 and 13,874,260
        on June 2, 2000)            (155,753)        (156,742)        (149,059)
                                   ---------        ---------        ---------
     Total stockholders' equity      263,880          249,592          254,819
                                   ---------        ---------        ---------

     Total liabilities and
       stockholders' equity        $ 328,740        $ 352,473        $ 326,593
                                 ===========        =========        =========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             For the periods ended June 1, 2001 and June 2, 2000
                      (In Thousands Except Per Share Data)


                               Three Months Ended            Six Months Ended
                               ------------------            ----------------
                              June 1,       June 2,       June 1,      June 2,
                               2001          2000           2001        2000
                            ------------  ------------  -----------   ----------

Net sales                   $ 153,660     $156,533      $304,753       $308,196

Cost of sales                  94,860       98,669       191,029        195,435

Selling and
  administrative expenses      43,072       40,855        86,279         84,119
                            ---------     --------      --------       --------

Operating income               15,728       17,009        27,445         28,642

Other income(expense):
  Investment income               408          783         1,968          1,644
  Interest expense               (486)        (681)       (1,075)        (1,154)
  Other, net                      (85)         (51)         (553)           (10)
                            ----------    --------      ---------      --------
                                 (163)          51           340            480
                            ----------    --------      --------       --------
Income before income
  taxes                        15,565       17,060        27,785         29,122

Provision for income
  taxes                         5,516        6,451         9,918         11,026
                            ---------     --------      --------       --------

Net income                  $  10,049     $ 10,609      $ 17,867       $ 18,096
                            =========     ========      ========       ========

Net income per common share:
  Diluted                   $     .24     $    .24      $    .43       $    .41
                            =========     ========      ========       ========
  Basic                     $     .24     $    .25      $    .43       $    .42
                            =========     ========      ========       ========
Dividends per common
share                       $     .05     $    .05      $    .10       $    .10
                            =========     ========      ========       ========

Average common shares
  used in per share
  computations:
  Diluted                      42,060       43,474        42,003         43,789
                            =========     ========      ========       ========
  Basic                        41,687       43,221        41,668         43,600
                            =========     ========      ========       ========








              The accompanying notes are an integral part of the Condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            For the six months ended June 1, 2001 and June 2, 2000
                            (Dollars in Thousands)

                                                       2001            2000
                                                 ---------------  -------------
Cash was provided from (used for):
Operations:
   Net income                                         $ 17,867         $ 18,096
   Adjustments to reconcile to net cash provided
      from (used for) operations:
   Depreciation and amortization                         7,345            6,070
   Compensation expense related to executive
      stock plans                                          115              117
   Gain related to long-term investments                  (451)               -
   Loss on disposal of property and
      equipment                                             58              177
   Changes in:
      Accounts and notes receivable                    (35,192)         (35,498)
      Inventories                                       11,251           42,146
      Other current assets                               3,181              370
      Accounts payable, income taxes, accrued
       expenses and other current liabilities          (13,879)         (23,897)
                                                      ---------        --------
      Net cash provided from(used for)operations        (9,705)           7,581
                                                      ---------        --------
Investments:
   Additions to property and equipment                  (5,667)         (10,754)
   Distribution from long-term investments                 451                -
   Net sales of marketable securities                      316            1,091
   Increase in other assets                               (952)            (278)
                                                      ---------        --------
      Net cash used for investments                     (5,852)          (9,941)
                                                      ---------        --------
Financing:
   Short-term debt repayments                          (24,000)               -
   Proceeds from sale of stock under stock plans           352                -
   Cash dividends paid                                  (4,163)          (4,427)
   Repurchase of common stock                                -           (9,488)
                                                      --------         --------
      Net cash used for financing                      (27,811)         (13,915)
                                                      ---------        --------

Net decrease in cash and cash equivalents              (43,368)         (16,275)

Cash and cash equivalents at beginning of the
  period                                                62,976           57,186
                                                      --------         --------

Cash and cash equivalents at end of the period        $ 19,608         $ 40,911
                                                      ========         ========



              The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended June 1, 2001 and June 2, 2000 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended June 1, 2001 and June 2, 2000 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 1, 2000 on Form 10-K which included all information and footnotes necessary for such presentation.

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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                       June 1,   June 2,     June 1,    June 2,
                                         2001      2000        2001       2000
                                       --------- ---------   --------- ---------

Net income applicable to common
  shares                               $10,049   $10,609     $17,867    $18,096

Calculation of shares:
   Weighted average number of
     common shares outstanding
     (basic)                            41,687    43,221      41,668     43,600

  Common shares attributable to
    assumed exercise of dilutive
    stock options and stock
    purchase rights using the
    treasury stock method                  373       253         335        189
                                       -------   -------     -------    -------

Average common shares and common
  equivalents outstanding during
  the period (diluted)                  42,060    43,474      42,003     43,789
                                       =======   =======     =======    =======

Net income per common share (basic)    $   .24   $   .25     $   .43    $   .42
                                       =======   =======     =======    =======

Net income per common share
(diluted)                              $   .24   $   .24     $   .43    $   .41
                                       =======   =======     =======    =======



     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                     Second Quarter        First Six Months
                                  ---------------------- ----------------------
                                      2001       2000       2001        2000
                                  ----------  ---------- ---------  -----------
Options to purchase shares of
 common stock (in thousands)           1,998      2,870      2,068       3,221

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This form 10-Q contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "estimate", "project", "should", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by various trends and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Some of the key factors that may have a direct bearing on our results are presented in the Company's Form 10-K for the fiscal year ended December 1, 2000, which was filed with the Securities and Exchange Commission.

Results of Operations

     The following table summarizes the Company's performance for the second quarter and first six months of fiscal 2001 as compared to the results for the same periods in fiscal 2000:

Increase (Decrease) Percent vs. 2000 results:
                                           Second Quarter      Six Months

Net sales                                       (1.8)%            (1.1)%
Gross profit                                     1.6%              0.9%
Selling and administrative expenses              5.4%              2.6%
Operating income                                (7.5)%            (4.2)%
Income before income taxes                      (8.8)%            (4.6)%
Net income                                      (5.3)%            (1.3)%

Operating Ratios as a Percent to Net Sales:
                                         Second Quarter       Six Months
                                       -----------------  -------------------
                                          2001    2000       2001     2000
                                       -------- --------  --------- ---------

Gross profit                              38.3%   37.0%      37.3%    36.6%
Selling and administrative expenses       28.0%   26.1%      28.3%    27.3%
Operating income                          10.2%   10.9%       9.0%     9.3%
Income before income taxes                10.1%   10.9%       9.1%     9.4%
Net income                                 6.5%    6.8%       5.9%     5.9%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales in the second quarter of fiscal 2001 decreased $2.9 million or 1.8% below the net sales level for the same period of fiscal 2000. In the second quarter of 2001, wholesale brand revenues decreased 6%, while retail sales increased 16% from the same period in 2000. Over the first six months of 2001, consolidated net sales decreased by $3.4 million, 1.1% below the sales for the comparable period of 2000. Revenues related to the Company's wholesale brands declined 4% during the first half of 2001, while retail sales increased 15%. Unit shipments of current line merchandise for the wholesale brands during the first half of 2001 were flat to the comparable period in 2000. The Company's average selling price was lower in the first half of 2001, decreasing 2% from last year. Sales of discontinued products decreased $2.9 million in the first half of 2001 as compared to the same period in 2000.

     Sales of Stride Rite Children's Group increased 10% in the second quarter of fiscal 2001, the result of a 16% increase in retail sales and a 2% gain in sales to independent accounts, as compared to the same period in fiscal 2000. During the second quarter of 2001, sales at comparable, company-owned retail stores increased 3.3% from the same period of 2000. For the first six months of 2001, sales of the Stride Rite Children's Group increased 10% from the same period in 2000, with the retail portion increasing 15% and the wholesale portion increasing 6%. Sales at comparable, company-owned retail stores increased 2.4% during the first half of 2001. Sales of the Stride Rite brand in the first half of 2001 were helped by the introduction of the Munchkin(R) product line in the moderate retail channel. At the end of the second quarter of 2001, the Company operated 203 stores, up 5% from the 193 stores open at the end of the second quarter in 2000. The Company opened 10 new stores and sold or closed 8 underperforming locations in the first six months of 2001.

     In the second quarter of fiscal 2001, sales of the Keds brand were 11% lower than the comparable period of fiscal 2000. For the first six months of 2001, Keds' net sales decreased 7% compared to the same period of 2000, with the sales of women's and children's products decreasing 6% and 10%, respectively, from the first half of 2000. Sales of discontinued products decreased by 34% for the six months as compared to the same period of 2000, as the brand had undergone a major product transition last year. During the second quarter, Keds began shipping its new Ready to Wash(TM) products. This introduction will be supported with television advertising during the third quarter. Keds will also be opening a total of five retail stores in the second half of this year. These stores will exhibit the Keds lifestyle concept and full product line to our consumers.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Sales of Tommy Hilfiger footwear products in the second quarter of fiscal 2001 increased 3% as compared to the same period in fiscal 2000. The increase was driven by a 19% increase in women's product and a full quarter of sales in the girl's line, which was launched late in May 2000. These gains offset decreases in both the men's and boy's lines which decreased 33% and 39%, respectively, versus the prior year. For the first six months of 2001, sales of Tommy Hilfiger footwear increased 1% as compared to the same period in 2000.

     Sales of the Sperry Top-Sider brand decreased 8% in the second quarter of fiscal 2001, bringing the first half sales decrease to 14% below the comparable period of fiscal 2000. Sperry's second quarter sales were negatively impacted by lower sales in men's and women's canvas as well as men's casual leather products. International revenues in the second quarter of 2001 were below the comparable period of 2000 by $0.6 million or 10%. For the first six months of 2001, International revenues declined less than 1% from the comparable period of 2000.

Gross Profit

     During the first six months of fiscal 2001, gross profit increased $1.0 million or 0.9% above the same period in fiscal 2000. This increase compares favorably to the net sales decrease of 1.1% as compared to the same period last year. The consolidated gross profit percent in the first half of 2001 increased
0.7 percentage points, finishing at 37.3% in 2001 compared to 36.6% in 2000. Gross profit performance also improved in the second quarter of 2001, compared to the same period in 2000, 38.3% in 2001 compared to 37.0% in the 2000 second quarter. The Company's gross profit performance was beneficially impacted for the quarter and the six months by the increased significance of retail sales, which yields a higher gross profit percentage, to overall consolidated sales. Lower closeout sales and inventory obsolescence in the first half improved gross profit by 0.4 percentage points compared to the prior year. The Company's LIFO provision had little impact on gross profit comparisons for the first six months of 2001, with LIFO decreasing gross profit by $1.2 million (0.4% of net sales) in 2001 compared to a reduction of $1.1 million (0.4% of net sales) in 2000.

Operating Costs

     Selling and administrative expenses in the first half of fiscal 2001 increased $2.2 million or 2.6% from the spending level in the first half of fiscal 2000. Operating costs as a percentage of sales in the first half increased 1.0 percentage point from the same period of 2000 (28.3% in 2001 compared to 27.3% in 2000). The expense level in the first half of fiscal 2001 was unfavorably impacted by executive termination charges which totaled $1.8 million. Higher retail store expenses, primarily related to the start-up of new stores, increased overall operating expenses by 4.1% during the first six months of 2001. Advertising expense represented 5.3% of net sales in the first half of 2001, which was slightly below the spending rate of 5.4% for the comparable period of 2000.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Other Income and Taxes

     Other income (expense) increased pre-tax income by $0.3 million in the first six months of fiscal 2001 compared to an increase of $0.5 million in the similar period of fiscal 2000. Investment income for the first six months of 2001 was $2.0 million, up from the $1.6 million for the first half of 2000. Interest expense in the first six months of 2001 decreased to $1.1 million compared to $1.2 million in 2000. The average interest rate on borrowed funds was 6.4% during the first six months, lower than the 6.7% rate during the comparable period last year. Average short-term borrowings in the first six months of 2001 were $28.7 million, 7% below the average borrowings of $31.0 million in the comparable period of 2000.

     The provision for income taxes decreased $1.1 million in the first six months of fiscal 2001 as compared to the similar period in fiscal 2000. This decrease was due to the lower effective income tax rate in the first half, 35.7% versus 37.9%, in the prior year. The lower tax rate is based on the year-end projected tax rate and also reflects the reduction of certain tax exposures.

Net Income

     Net income for the first six months of fiscal 2001 decreased $0.2 million, down 1.3% from the income earned in the same period of fiscal 2000. Higher operating expenses, primarily caused by the executive termination expenses were substantially offset by a lower effective tax rate and a higher gross profit percentage. As a result, the Company's return on net sales of 5.9% in the first six months of 2001 was equal to the 5.9% in the first half of 2000.

Liquidity and Capital Resources

     At June 1, 2001,  the Company's  balance sheet  reflects a current ratio of
3.9 to 1 with no long-term debt. The Company's cash and cash equivalents totaled $19.6 million at the end of the latest quarter, below the prior year's cash and cash equivalents total of $40.9 million. When combined with intermediate-term fixed income investments, which are included in other assets, total available cash and investments amounted to $31.5 million at June 1, 2001 compared to $51.0 million in 2000. The Company uses its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of June 1, 2001, or June 2, 2000.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     During the first six months of fiscal 2001, the Company used $9.7 million of cash for operations. This negative cash flow amount was well below the $7.6 million of cash provided from operations during the same period in fiscal 2000. At June 1, 2001, accounts receivable and inventory levels totaled $184.2 million, an increase of $22.2 million or 14% above the $162.0 million asset amount at the end of the second quarter of 2000. Accounts receivable at the end of the second quarter of 2001 increased $6.6 million or 8% compared to the prior year. Much of this increase in accounts receivable was caused by the timing of sales which occurred later in the second quarter as compared to fiscal year 2000. Inventories were also higher at the end of the second quarter of 2001, up $15.6 million or 20% from the 2000 level. This increase in inventory was principally in the Stride Rite Children's Group and is expected to service their second half growth. Also, some leather product purchases were accelerated to alleviate any impact on supply that may result from shortages caused by mad cow and hoof and mouth diseases.

     Additions to property and equipment totaled $5.7 million in the first half of fiscal 2001 below the $10.8 million for the same period in fiscal 2000. The smaller capital expenditures were the result of lower spending on information technology in fiscal 2001 and building costs related to the expansion of the Company's Huntington, Indiana distribution facility which were spent in fiscal 2000. During the first half of 2001, the Company did not repurchase any shares of its common stock. At June 1, 2001, the Company has 2.1 million shares remaining on the repurchase authorization approved by the Board of Directors in December 1999.

 PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on April 12, 2001. The two directors nominated by management were elected by the vote set forth below:

                                                 Votes
                                        ------------------------
        Name of  Director               For          Withheld
        -----------------               ---          --------
        Christine M. Cournoyer          34,330,159   3,013,275
        Donald R. Gant                  34,304,632   3,038,802

     The Company's other directors, whose term of office continues after the 2001 stockholders' meeting, are as follows:

                              David M. Chamberlain
                              Peter L. Harris
                              Frank R. Mori
                              Bruce Van Saun
                              Myles J. Slosberg
                              Diane M. Sullivan

     The Company's shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP. as auditors of the Company for the 2001 fiscal year by the vote set forth below:

                         Votes
         ------------------------------------------------
               For        Against          Abstentions
               ---        -------          -----------
           37,120,088     147,219             76,127

     The shareholders voted in favor of a proposal requesting that the directors consider and act upon to approve The Stride Rite Corporation 2001 Stock Option and Incentive Plan, by the vote set forth below:

                     Votes
         ---------------------------------------------------------------
                                                             Broker
               For                  Against    Abstentions   Non-Vote
               ---                  -------    -----------   --------
           18,685,271            10,517,320      211,416     7,929,427

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



Date:  July 12, 2001                By:  /S/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer