Form 10-Q
period 2001-08-31
STRIDE RITE CORP
filed 2001-10-12
CIK 94887

1 of 19 pages
                                                                Exhibit Index
                                                           Appears on Page 15

-----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                       For the quarterly period ended August 31, 2001

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

                Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
--------------------------------                          ----------------------
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

          Yes (X)          No ( )


     As of October 10, 2001, 41,857,230 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                  August 31,                      September 1,
                                     2001          December 1,        2000
                                  (Unaudited)         2000         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents        $ 17,443         $ 62,976        $ 42,762

     Accounts and notes
      receivable, net                   83,909           54,375          82,578

     Inventories                       107,607          105,917          78,766

     Deferred income taxes              25,808           25,494          26,489

     Other assets                        3,169            6,365           4,587
                                      --------         --------        --------

     Total current assets              237,936          255,127         235,182

  Property and equipment, net           73,686           76,240          75,326

  Other assets                          21,365           21,106          21,260
                                      --------         --------        --------

     Total assets                     $332,987         $352,473        $331,768
                                      ========         ========        ========

















                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                  August 31,                      September 1,
                                     2001         December 1,         2000
                                  (Unaudited)         2000        (Unaudited)
                                 --------------   -------------  ---------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                       -        $ 24,000              -
     Accounts payable               $ 18,815          32,570       $ 20,716
     Income taxes payable             19,592          18,716         23,828
     Accrued expenses and other
       liabilities                    18,666          21,666         25,552
                                    --------        --------       --------
     Total current liabilities        57,073          96,952         70,096

  Deferred income taxes                5,236           5,929          5,109


  Stockholders' Equity:
     Preferred stock,
        $1 par value
       Shares authorized -
        1,000,000
       Shares issued - None                -               -               -

     Common stock, $.25 par
       value
       Shares authorized -
        135,000,000
       Shares issued -
        56,946,544                    14,237          14,237          14,237

     Capital in excess of par
       value                          19,002          20,276          20,275

    Retained earnings                390,576         371,821         374,558

     Less cost of 15,002,590
        shares of common stock
        held in treasury
        (15,355,693 on December
        1, 2000 and 14,512,359
        on September 1, 2000)       (153,137)       (156,742)       (152,507)
                                    --------        --------        --------
     Total stockholders' equity      270,678         249,592         256,563
                                    --------        --------        --------

     Total liabilities and          $332,987        $352,473        $331,768
                                    ========        ========        ========
       stockholders' equity

                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                For the periods ended August 31, 2001 and September 1, 2000
                      (In Thousands Except Per Share Data)

                          Three Months Ended             Nine Months Ended
                     -----------------------------  ----------------------------
                      August 31,    September 1,     August 31,    September 1,
                         2001           2000            2001           2000
                     -------------  --------------   -----------   -------------

Net sales            $135,368       $144,760         $440,121      $452,956

Cost of sales          87,164         92,700          278,193       288,135

Selling and
 administrative
 expenses              39,038         40,242          125,317       124,361


Operating income        9,166         11,818           36,611        40,460

Other income
  (expense):
  Interest income         494          1,244            2,462         2,888
  Interest expense       (353)          (394)          (1,428)       (1,548)
  Other, net              (86)           (38)            (639)          (48)
                     --------       --------        ---------      --------
                           55            812              395         1,292
                     --------       --------        ---------      --------
Income before
  income taxes          9,221         12,630           37,006        41,752

Provision for
  income taxes          2,068          4,848           11,986        15,874
                     --------       --------        ---------      --------

Net income           $  7,153       $  7,782        $  25,020      $ 25,878
                     ========       ========        =========      ========

Net income per common share:
  Diluted            $    .17       $    .18        $     .59      $    .59
                     ========       ========        =========      ========
  Basic              $    .17       $    .18        $     .60      $    .60
                     ========       ========        =========      ========
Dividends per
common share         $    .05       $    .05        $     .15      $    .15
                     ========       ========        =========      ========

Average common
  shares used in
  per share
  computations:
  Diluted              42,372         43,167           42,126        43,582
                     ========       ========        =========      ========
  Basic                41,817         43,004           41,718        43,402
                     ========       ========        =========      ========





                     The accompanying notes are an integral part of the
                        Condensed consolidated financial statements.

                            THE STRIDE RITE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the nine months ended August 31, 2001 and
                    September 2, 2000 (Dollars in Thousands)

                                                    August 31,     September 1,
                                                       2001            2000
                                                   --------------  ------------
Cash was provided from (used for)
Operations:
   Net income                                        $ 25,020        $ 25,878
   Adjustments to reconcile to net cash provided
      from (used for) operations:
   Depreciation and amortization                       10,777           9,067
   Deferred income taxes, net                          (1,007)           (296)
   Compensation expense related to executive
      stock plans                                         170             171
   Gain related to long-term investments                 (451)              -
   Loss on disposal of property and
      equipment                                            83             593
   Changes in:
      Accounts and notes receivable                   (29,534)        (35,100)
      Inventories                                      (1,690)         42,401
      Other current assets                              3,196             308
      Accounts payable, income taxes, accrued
       expenses and other current liabilities         (15,693)        (20,391)
                                                     ---------       --------
      Net cash provided from(used for)operations       (9,129)         22,631
                                                     ---------       --------
Investments:
   Additions to property and equipment                 (8,118)        (17,362)
   Distribution from long-term investments                451               -
   Sales(purchases)of marketable securities, net          (61)              7
   Decrease (increase) in other assets                   (407)            273
                                                     ---------       --------
      Net cash used for investments                    (8,135)        (17,082)
                                                     ---------       --------
Financing:
   Short-term debt repayments                         (24,000)              -
   Proceeds from sale of stock under stock plans        1,979             389
   Cash dividends paid                                 (6,248)         (6,581)
   Repurchase of common stock                               -         (13,781)
                                                     --------        --------
      Net cash used for financing                     (28,269)        (19,973)
                                                     ---------       --------


Net decrease in cash and cash equivalents             (45,533)        (14,424)

Cash and cash equivalents at beginning of the
period                                                 62,976          57,186
                                                     --------        --------

Cash and cash equivalents at end of the period       $ 17,443        $ 42,762
                                                     ========        ========



                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 31, 2001 and September, 1, 2000 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended August 31, 2001 and September 1, 2000 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 1, 2000 on Form 10-K which included all information and footnotes necessary for such presentation.

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


                                     NOTE 2

     On October 4, 2001 the Company announced a plan to restructure operations. Accordingly, in the fourth quarter of fiscal 2001 the Company will record a nonrecurring charge in connection with the Company's realignment of corporate and divisional operations. The total amount of the charge of approximately $2.5 million, (amounting to $1.5 million after taxes or $.04 per share), is composed of $1.7 million related to employee termination payments and other employee related costs, $0.5 million of costs associated with the closing of one facility and $0.3 million of other costs. As a result of the restructuring approximately 120 positions were eliminated from the Company's administrative staff.

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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                        Aug. 31,   Sept. 1,  Aug. 31,  Sept. 1,
                                          2001       2000      2001      2000
                                          ----       ----      ----      ----
Net income applicable to common
shares                                  $  7,153  $  7,782   $ 25,020  $ 25,878

Calculation of shares:
   Weighted average number of common
     shares outstanding(basic)            41,817    43,004     41,718    43,402

   Common shares attributable
      to assumed exercise of dilutive
      stock options and stock
      purchase rights using the
      treasury stock method                  555       163        408       180
                                        --------  --------   --------  --------

Average common shares and common
   equivalents outstanding during
   the period (diluted)                   42,372    43,167     42,126    43,582
                                        ========  ========   ========  ========

Net income per common share (basic)     $    .17  $    .18   $    .60  $    .60
                                        ========  ========   ========  ========

Net income per common share(diluted)    $    .17  $    .18   $    .59  $    .59
                                        ========  ========   ========  ========


     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                      Third Quarter       First Nine Months
                                  ---------------------------------------------
                                     2001       2000       2001        2000
                                  ---------  ---------  ----------  -----------
 Options to purchase shares of
    common stock (in thousands)         996       3,378     1,745        3,273


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

Results of Operations

     The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 2001 as compared to the results for the same periods in fiscal 2000:

Increase (Decrease) Percent vs. 2000 results:
                                            Third Quarter      Nine Months

Net sales                                       (6.5)%            (2.8)%
Gross profit                                    (7.4)%            (1.8)%
Selling and administrative expenses             (3.0)%             0.8 %
Operating income                               (22.4)%            (9.5)%
Income before income taxes                     (27.0)%           (11.4)%
Net income                                      (8.1)%            (3.3)%



Operating Ratios as a Percent to Net Sales:
                                         Third Quarter       Nine Months
                                       --------------------------------------
                                         2001     2000      2001      2000
                                       -------- --------  --------- ---------

Gross profit                             35.6%     36.0%    36.8%     36.4%
Selling and administrative expenses      28.8%     27.8%    28.5%     27.5%
Operating income                          6.8%      8.2%     8.3%      8.9%
Income before income taxes                6.8%      8.7%     8.4%      9.2%
Net income                                5.3%      5.4%     5.7%      5.7%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales in the third quarter of fiscal 2001 decreased $9.4 million or 6.5% below the net sales level for the same period of fiscal 2000. The major reason for the decline was the weak retail environment, particularly in the department store sector, which resulted in a shortfall in reorders, an important component of third quarter sales. In the third quarter of 2001, wholesale brand revenues decreased 11%, while retail sales of Company-owned stores increased 10% from the same period in 2000. Over the first nine months of 2001, consolidated net sales decreased by $12.8 million, 2.8% below the sales for the comparable period of 2000. Revenues related to the Company's wholesale brands declined 6% during the first nine months of 2001, while retail sales increased 13%. Unit shipments of current line merchandise for the wholesale brands during the first nine months of 2001 were 4.0% below the comparable period in 2000. The Company's average selling price was also lower in the first nine months of 2001, decreasing 3% from last year. Sales of discontinued products decreased $1.6 million in the first nine months of 2001 as compared to the same period in 2000.

     Sales of Stride Rite Children's Group increased 3% in the third quarter of fiscal 2001, the result of a 10% increase in retail sales and a 3% decrease in sales to independent accounts, as compared to the same period in 2000. During the third quarter of 2001, sales at comparable, company-owned retail stores increased 1.1% from 2000. For the first nine months of 2001, sales of the Stride Rite Children's Group increased 8% from the same period in 2000, with the retail revenues increasing 13% and the wholesale portion of the brand showing a 2% sales gain. Sales of the Stride Rite brand in the first nine months of 2001 were helped by the introduction of the Munchkin(R) product line in the mid tier retail channel. During the third quarter, the Children's Group began shipping Toddler Tech(TM) the next stage of footwear incorporating the Natural Motion System(TM). At the end of the third quarter of 2001, the Children's Group operated 212 stores, compared to 199 stores open at the end of the third quarter in 2000. The Company opened 21 new stores and closed 10 underperforming locations in the first nine months of 2001.

     In the third quarter of fiscal 2001, sales of the Keds brand were 15% lower than the comparable period of 2000. For the first nine months of 2001, Keds' net sales decreased 9% as compared to 2000, with the sales of women's and children's products decreasing 13% and 20%, respectively, from the first nine months of 2000. These decreases were partially offset by higher sales of Grasshopper's products which were 47% above the level achieved in the first nine months of 2000. The third quarter sales decrease in the women's product line was principally the result of lower initial shipments on new Fall product introductions. The sales decline in the children's products is primarily due to weak performance of Fall seasonal items. At the end of the third quarter three Keds retail stores had been opened and two additional locations are scheduled to open during the fourth quarter of fiscal 2001.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Sales of Tommy Hilfiger footwear products in the third quarter of fiscal 2001 decreased 16% as compared to the same period in 2000. For the first nine months of fiscal 2001, sales of Tommy Hilfiger footwear decreased 5% as compared to the same period in 2000. The overall weakness in the department store sector had a significant negative impact on the sales of Tommy Hilfiger footwear products. The decrease in sales for the nine month period affected all segments of the Tommy Hilfiger business.

     Sales of the Sperry brand decreased 8% in the third quarter of fiscal 2001 to bring sales of the brand for the first nine months of this year to 12% below the comparable period in 2000. With the exception of increases in sales of men's and women's boat shoes, all other categories reported declines in sales during the third quarter. International revenues in the third quarter of 2001 were above the comparable period of 2000 by 3%. For the first nine months of 2001, International revenues were flat to the comparable period of 2000.

Gross Profit

     During the first nine months of fiscal 2001, gross profit decreased $2.9 million or 1.8% below the same period in 2000. This decrease compares to the net sales decrease of 2.8% for the same period. The consolidated gross profit percent in the first nine months of fiscal 2001 increased 0.4 percentage points, finishing at 36.8% in 2001 compared to 36.4% in 2000. Gross profit performance in the third quarter of 2001 deteriorated over the same period in 2000, 35.6% in 2001 compared to 36.0% in the 2000 third quarter. The Company's gross profit performance for the quarter and the nine month period benefited from the sales increases in company-owned retail stores which have a higher gross profit percentage. The 2001 third quarter gross profit was negatively impacted by higher obsolescence charges as these costs reduced gross profit by 5.9 percentage points compared to a reduction of 3.6 percentage points in the 2000 third quarter. The Company's LIFO provision had little impact on gross profit comparisons for the first nine months of 2001, with LIFO decreasing gross profit by $1.1 million (0.3% of net sales) in 2001 compared to a decrease of $1.4 million (0.3% of net sales) in 2000.

Operating Costs

     Selling and administrative expenses in the first nine months of fiscal 2001 increased $1 million or 0.8% from the spending level in the first nine months of fiscal 2000. Operating costs as a percentage of sales in the first nine months of 2001 increased 1.0 percentage point from the same period in 2000 (28.5% in 2001 compared to 27.5% in 2000).

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Higher retail store expenses, primarily related to the start-up of new stores, increased overall operating expenses by 0.8 percentage points during the first nine months of 2000. Advertising expense represented 5.1% of net sales in the first nine months of 2001, which was below the spending rate of 5.7% for 2000. Advertising costs in the first nine months of fiscal 2001 decreased $3.4 million or 13%, with most of the cost decrease occurring in the third quarter of the year. This advertising cost decrease is largely due to reductions in Keds and Tommy Hilfiger spending in the third quarter.

Other Income and Taxes

     Other income (expense) increased pre-tax income by $0.4 million in the first nine months of fiscal 2001 compared to an increase of $1.3 million in the similar period of 2000. Interest income for the first nine months f 2001 was $2.5 million, down from the $2.9 million for the first nine months of 2000. Interest expense in the first nine months of 2001 decreased slightly to $1.4 million compared to $1.5 million in 2000. Higher average borrowing levels were offset by a significant decrease in the Company's average interest rate, 5.8% in the first nine months of 2001 compared to 7.5% in 2000. Average short-term borrowings in the first nine months of 2000 were $27.6 million, 5% above the average borrowings of $26.3 million in the comparable period of 2000.

     The provision for income taxes decreased $3.9 million in the first nine months of fiscal 2001 as compared to the similar period in 2000. The income tax decrease was due to the lower pre-tax income earned in the period as well as a reduction in the effective tax rate for the nine month period, 32.4% versus 38.0%, in the prior year. The lower tax rate is based on the year-end projected tax rate and reflects a reduction in the need for certain tax accruals established in prior periods.

Nonrecurring Charges

     On October 4, 2001 the Company announced a plan to restructure operations. Accordingly, in the fourth quarter of fiscal 2001, the Company will record a $2.5 million nonrecurring charge in connection with the Company's realignment of corporate and divisional operations. The Company expects cash payments will be made through the third quarter of fiscal 2002.

Net Income

     Net income for the first nine months of fiscal 2001 decreased $0.9 million, down 3.3% from the income earned in the same period of fiscal 2000. Lower gross profit and higher operating expenses were substantially offset by the lower effective income tax rate. The Company's return on net sales of 5.7% in the first nine months of 2001 was equal to the 5.7% return in the first nine months of last year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     At August 31, 2001, the Company's balance sheet reflects a current ratio of
4.2 to 1 with no long-term debt. The Company's cash and cash equivalents totaled $17.4 million at the end of the latest quarter, below the prior year's cash and cash equivalents total of $42.8 million. When combined with intermediate-term fixed income investments, which are included in other assets, total available cash and investments amounted to $29.6 million at August 31, 2001 compared to $54.0 million in 2000. The Company uses its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of August 31, 2001 or September 1, 2000.

     During the first nine months of fiscal 2001, the Company used $9.1 million of cash for operations. This negative cash flow amount was significantly below the $22.6 million of cash provided from operations during the same period in fiscal 2000. At August 31, 2001, accounts receivable and inventory levels totaled $191.5 million, an increase of $30.2 million or 19% above the $161.3 million asset amount at the end of the third quarter of 2000. Accounts receivable at the end of the third quarter of 2001 increased $1.3 million or up 1.6% compared to the prior year, contrary to the wholesale businesses' sales decrease of 11% in the third quarter of 2001. Inventories were higher at the end of the third quarter of 2001, up $28.8 million or 36.6% from the 2000 level, due to higher inventory levels at the Children's Group and Keds divisions.

     Additions to property and equipment totaled $8.1 million in the first nine months of fiscal 2001 compared to $17.4 million for the same period in fiscal 2000. The lower capital expenditures were the result of reduced spending on information technology in fiscal 2001 and not incurring building costs related to the expansion of the Company's Huntington, Indiana distribution facility in fiscal 2000. During the first nine months of 2001, the Company did not repurchase any shares of its common stock. At August 31, 2001, the Company has
2.1 million shares remaining on the repurchase authorization approved by the Board of Directors in December 1999. The Company did repurchase 90,000 shares of its common stock in mid-September.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits.  The following exhibits are contained in this
                --------
                report:

                Exhibit No.          Description of Exhibit
                10(i)                Amended and Restated License
                                     Agreement between Registrant and
                                     Tommy Hilfiger Licensing, Inc.

         (b)    Reports on Form 8-K

                There were no reports filed on Form 8-K during the most recent quarterly period.

                         THE STRIDE RITE CORPORATION


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized. THE STRIDE RITE CORPORATION (Registrant)



Date:  October 11, 2001             By:  /S/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer

                          THE STRIDE RITE CORPORATION

                               INDEX TO EXHIBITS




    Exhibit                                            Sequential Page No.
       No.     Description of Exhibit

     10(i)     Amended and Restated License Agreement           16
               between Registrant and Tommy Hilfiger
               Licensing, Inc.