Form 10-K
period 2001-11-30
STRIDE RITE CORP
filed 2002-02-20
CIK 94887

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended November 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period ______________________ to _______________________

                        Commission File Number: 1-04404

                               -----------------

                          THE STRIDE RITE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)
                    Massachusetts              04-1399290
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of       Identification Number)
                   Incorporation)

       191 Spring Street, P.O. Box 9191, Lexington, Massachusetts 02420
              (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (617) 824-6000

Securities registered pursuant to Section 12(b) of the Act:
                                        Name of Each Exchange on
              Title of Each Class           Which Registered
              -------------------       -------------------------
              Common Stock, $.25 par
                value                    New York Stock Exchange
              Preferred Stock Purchase
                Rights                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 14, 2002, the aggregate market value of the 40,566,024 shares of common stock held by non-affiliates of the Registrant was $294,103,674 based upon the closing price of $7.25 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of February 14, 2002, there were 41,932,470 shares of common stock outstanding.

                      Documents Incorporated by Reference

   Certain information contained in the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held April 11, 2002 is incorporated by reference in Part III, Items 10, 11,12 and 13.

================================================================================

                               TABLE OF CONTENTS

                                                                                                  Page
Description                                                                                       No.
-----------                                                                                       ----
 PART I

 Item 1.    Business.............................................................................   1

 Item 2.    Properties...........................................................................   7

 Item 3.    Legal Proceedings....................................................................   8

 Item 4.    Submission of Matters to a Vote of Security Holders..................................   8

 PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................   9

 Item 6.    Selected Financial Data..............................................................   9

 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  10

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................  16

 Item 8.    Financial Statements and Supplementary Data..........................................  17

 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  17

 PART III

 Item 10.   Directors and Executive Officers of the Registrant...................................  17

 Item 11.   Executive Compensation...............................................................  17

 Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................  17

 Item 13.   Certain Relationships and Related Transactions.......................................  17

 PART IV

 Item 14.   Exhibits, Financial Statements and Schedules, and Reports on Form 8-K................  18

                                    PART I

Item 1.  Business.

General

   The Stride Rite Corporation, a Massachusetts corporation founded in 1919, is a leading marketer of high quality children's footwear in the United States and is a major marketer of athletic and casual footwear for children and adults. Our business was founded on the strength of the Stride Rite(R) children's brand, but today includes a portfolio of great American brands addressing different market segments within the footwear industry. In addition to the Stride Rite(R) brand, we market footwear under the following owned or licensed brands: Keds(R), Grasshoppers(R), Sperry(R) and Tommy Hilfiger(R).

   We are predominantly a wholesaler of footwear, selling our products nationally in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. We market products in countries outside the United States and Canada through independent distributors and licensees. We import substantially all of our products from independent resources in the Far East, which manufacture footwear according to each brand's specifications and quality standards.

   We also market our products directly to consumers by selling children's footwear through our concept stores and leased operations within leading department stores. We also market products for all our brands through Stride Rite Family Footwear stores which are located in selected factory outlet centers.

   Unless the context otherwise requires, all references to "we", "us", "our", the "Company", "Stride Rite" or "The Stride Rite Corporation" in this report refer to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Products

   Our wholly-owned subsidiary, Stride Rite Children's Group, Inc., designs and markets children's footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals and sneakers, in traditional and contemporary styles. Those products are marketed under our STRIDE RITE(R), MUNCHKIN(R), SPERRY(R), SPERRY TOP-SIDER(R), STREET HOT(R) and TODDLER UNIVERSITY(R) trademarks in medium to high price ranges and under our Kid Smart(TM) and Baby Smart(TM) trademarks in medium to lower price ranges.

   The Keds Corporation designs and markets sneakers and casual footwear for adults and children under the KEDS(R) and PRO-KEDS(R) trademarks and casual footwear for women under the GRASSHOPPERS(R) label.

   Sperry Top-Sider, Inc. designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults and children under our SPERRY TOP-SIDER(R) and SPERRY(R) trademarks. Products sold under the SPERRY TOP-SIDER(R) label also include sneakers and sandals for men and women.

   In 1997, we began marketing a line of dress casual, sport casual and athletic footwear for men and boys using the TOMMY HILFIGER(R) brand name under a license agreement with Tommy Hilfiger Licensing, Inc. A women's footwear product line was launched in August, 1998, and a girls' footwear line was introduced in July, 2000 using the TOMMY HILFIGER(R) brand name.

Sales and Distribution

   We sell our products nationwide to customers operating retail outlets, including premier department stores, value retailers and specialty stores, as well as to Stride Rite children's shoe stores and other shoe stores operated by independent retailers. We maintain an in-stock inventory of certain styles of our various branded footwear in a wide range of sizes and widths for shipment to our wholesale customers. In addition, we sell footwear products to consumers through Stride Rite-owned stores, including children's shoe stores, manufacturers' outlet stores, Keds concept stores, and, until April 30, 2002, in the children's leased footwear departments of certain department stores. We also sell products directly to consumers through our e-commerce site, www.keds.com. Our largest single customer accounted for approximately 9% of consolidated net sales for the fiscal year ended November 30, 2001.

   We provide assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children's shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by us to an independent dealer. There are approximately ten independent dealers who currently sublease store locations from us.

   We own two distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space and the other in Huntington, Indiana with 409,000 square feet of space. During the fourth quarter of fiscal 2000, we completed an addition to our Huntington, Indiana facility. This expansion added 146,000 square feet to the original building, and allowed us to discontinue a higher-cost outsourcing arrangement for the distribution function for one of our brands.

   Generally, we use independent distributors and licensees to market our various product lines outside of North America. International revenues, including sales of our Canadian subsidiary, represented approximately 4% of consolidated net sales for the fiscal year ended November 30, 2001.

   We are also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. An aggregate of 15 stores are currently operating in Canada, Costa Rica, Dubai, Guatemala, Haiti, Honduras, Kuwait, Nicaragua, Peru and Saudi Arabia pursuant to such agreements.

   We also distribute SPERRY TOP-SIDER(R), STRIDE RITE(R), KEDS(R), GRASSHOPPERS(R) and TOMMY HILFIGER(R) products in Canada through our Canadian subsidiary.

International Sourcing

   We purchase substantially all of our products from foreign sources. We maintain a staff of approximately 88 professional and technical personnel in Taiwan and China to supervise a substantial portion of our canvas and leather footwear production. We anticipate that overseas resources will continue to be utilized in the future. We are a party to a joint venture agreement with a foreign footwear manufacturer which operates a manufacturing facility in Thailand. We have a 49.5% interest in the Thai corporation operating this facility, which manufactures vulcanized canvas and leather footwear for several branded companies. During fiscal 2001, none of our footwear production requirements were fulfilled by the Thai facility. In addition, we use the services of buying agents to source merchandise.

   Approximately 91% of our footwear products are manufactured by independently owned footwear manufacturers in China. Historically, instability in China's political and economic environment has not had a material adverse effect on our financial condition or results of operations. We cannot predict, however, the effect that future changes in economic or political conditions in China could have on the economics of doing business with our Chinese manufacturers.

Retail Operations

   As of November 30, 2001, we operated 128 Stride Rite children's shoe stores, 46 leased children's shoe departments in leading department stores, and 46 manufacturers' outlet stores under the name STRIDE RITE FAMILY FOOTWEAR which sell primarily prior season goods for all of our owned and licensed brands, and 5 Keds concept stores which sell a full range of Keds products. The product and merchandising formats of the Stride Rite children's shoe stores are utilized in the 46 leased children's shoe departments that we operate in certain divisions of Federated Department Stores, including Macy's, Rich's and Lazarus department stores. These leased children's shoe departments are scheduled to close by April 30, 2002. The Stride Rite children's shoe stores carry a significant portion of the lines of our STRIDE RITE(R) and SPERRY TOP-SIDER(R) children's footwear and a portion of the KEDS(R) children's product line and the TOMMY HILFIGER(R) boys' and girls' lines. Our stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of our manufacturers' outlet stores are located in shopping centers consisting only of outlet stores.

   During fiscal 2001, we opened 20 Stride Rite concept stores, 9 manufacturers' outlet stores and 5 Keds concept stores. During fiscal 2001, we closed 9 retail stores and 1 manufacturers' outlet store. We currently plan to open approximately 50 retail stores in fiscal 2002. We will also continue our efforts to close or sell underperforming retail locations in fiscal 2002, and expect to cease operations of approximately 50 stores during the year. The majority of these expected store closings are the 46 leased department store locations discussed above.

   Sales through our retail operations accounted for approximately 22% of consolidated net sales for the fiscal year ended November 30, 2001.

Apparel and Accessory Licensing Activities

   License royalties accounted for approximately 1% of our sales in fiscal 2001. We have license agreements with a number of third parties pursuant to which apparel and accessories are designed, manufactured and sold under the KEDS(R), STRIDE RITE (R) and SPERRY TOP-SIDER(R) trademarks. We are actively evaluating our current license structure and are continually pursuing new licensees.

Backlog

   As of November 30, 2001 and December 1, 2000, we had a backlog of orders amounting to approximately $127,800,000 and $141,700,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for our Spring footwear styles. Substantially all of these orders are delivered or canceled during the first two quarters of the next fiscal year.

   In all of our wholesale businesses, reorders from retail customers are an important source of revenue to supplement the orders taken in advance of the season. Over the years, the importance of reorder activity to a season's success has grown as customers, especially larger retailers, have placed increased reliance on orders during the season which are transmitted via electronic data interchange (EDI) programs.

Competition

   We compete with a number of suppliers of children's footwear, a few of which are divisions of companies that have substantially greater net worth or sales revenue than us. Management believes, however, that on the basis of sales, we are the largest supplier of nationally branded children's footwear in the United States.

   In the highly fragmented sneaker, casual and recreational footwear industry, numerous domestic and foreign competitors, some of which have substantially greater net worth or sales revenue than us, produce or market goods that are comparable to and compete with our products in terms of price and general level of quality.

   Management believes that the creation of attractive styles, together with specialized engineering for fit, durability, quality and high service standards are significant factors in competing successfully in the marketing of all types of footwear. Management believes that we are competitive in all such respects.

   In operating our own retail outlets, we compete in the children's retail shoe industry with numerous businesses, ranging from large retail chains to single store operators.

Employees

   As of November 30, 2001, we employed approximately 2,400 full-time and part-time employees. One collective bargaining unit represents a small number of these employees. Management believes that its relations with employees are good.

Environmental Matters

   Compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on our capital expenditures, earnings or competitive position.

Patents, Trademarks and Licenses

   We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to men, women and children.

   We believe that our patents and trademarks are important to our business and are generally sufficient to permit us to carry on our business as presently conducted.

Research and Development

   We depend principally upon our design, engineering and marketing skills and the quality of our products for our ability to compete successfully. We conduct research and development for footwear products. However, the level of expenditures with respect to such activity is not material and is expensed as incurred.

Certain Risk Factors Which May Affect Future Operating Results

   This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by and information currently available to management. When used, the words "believe", "anticipate", "estimate", "project", "should", "expect" and similar expressions which do not relate solely to historical matters identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future events or performance, which may be affected by known and unknown risks, trends and uncertainties. Should one or more of these risks or uncertainties materialize, or should our assumptions prove incorrect, actual results may vary materially from those anticipated, projected or implied. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Factors that may cause such a variance include, among others, the following:

  Mature Markets; Competition; Consumer Trends

   Our strategy for growth depends upon increasing the acceptance of our current brands in our major markets, expanding into new markets and increasing the number of footwear products and brands that we sell. There can be no assurance that we will be able to successfully develop new branded products or acquire existing brands from third parties. The bulk of our sales are in the United States and Canada where the market is mature for many of our products. To grow our business, we must increase our market share at the expense of our competitors, and there can be no assurance we will be successful. Our efforts to expand sales outside the United States and Canada may not succeed.

   Both the footwear industry specifically, and the fashion industry in general, are subject to rapid and substantial shifts in consumer tastes and preferences. There are many competitors in our markets with substantially greater financial resources, production, marketing and product development capabilities. Our performance may be hurt by our competitors' product development, sourcing, pricing, innovation and marketing strategies. In addition, we expect the footwear industry in the United States to continue to experience substantial foreign competition.

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

  Retention of Major Brand License

   We have derived significant revenues and earnings in the past from our exclusive licensing arrangement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. Our original Tommy Hilfiger license was amended and renewed for a three-year term expiring March 31, 2004. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. The loss of the Tommy Hilfiger license, could have a material adverse effect on our business.

  Overseas Production and Raw Material Procurement

   We purchase substantially all of our product lines and raw materials overseas and expect to do so for the foreseeable future. Our international sourcing subjects us to the risks of doing business abroad. Such risks include expropriation, acts of war or terrorism, political disturbances, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas, and other trading restrictions, as well as fluctuations in currency values. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our products. If trade relations between the United States and China or other countries in which we manufacture our products deteriorate or are threatened by instability, our business may be adversely affected. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance.

  Dependence on Logistical Systems

   Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. The logistical systems enable us to procure our footwear products from overseas manufacturers, transport it to our distribution facilities, store it and deliver it to our customers on time, in the correct sizes and styles. A disruption to the logistical systems could have a material adverse impact on our business.

  Intellectual Property Risk

   We believe that our patents and trademarks are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or whether that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. Finally, we cannot be sure that our activities will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liabilities.

  Retail Stores

   Stride Rite-owned retail stores are increasingly significant to our business, especially with respect to the Stride Rite brand. We are currently testing a Keds retail store concept in five locations. In the future, we may also evaluate new retail concepts to market the other footwear brands owned by us. The management of our Stride Rite Children's Group does extensive research on potential sites for new concept stores, including demographic studies and an evaluation of the impact that potential locations would have on the results of our existing Stride Rite-owned stores and our network of locations operated by independent licensed dealers. Despite this careful evaluation, new Stride Rite concept stores may not meet sales expectations and new retail concepts may not achieve the expected financial results. The opening of new stores may also be delayed for a variety of reasons. We recently announced the planned exit from our leased department store business, resulting in the closing of 46 locations. We plan to open approximately 50 new stores during fiscal 2002. The new stores are expected to largely offset the lost revenue from the leased department stores. Despite our plans, there can be no assurance that the sales from the closed locations can be offset by revenues from the new stores.

Executive Officers of the Registrant

   The information with respect to our executive officers listed below is as of February 14, 2002.

Name                                            Position with Stride Rite                            Age
----                                            -------------------------                            ---

David M. Chamberlain        Chairman of the Board of Directors and Chief Executive Officer of Stride  58
                            Rite since joining Stride Rite in November 1999. Prior to joining Stride
                            Rite, Mr. Chamberlain was Chairman of the Board of Genesco, Inc., a
                            footwear company, from 1994 to 1999 and President and Chief Executive
                            Officer of Genesco, Inc. from 1994 to 1996.

Yusef Akyuz                 Senior Vice President and Chief Information Officer of Stride Rite since  51
                            November 2000. Previously, Mr. Akyuz was Vice President and Chief
                            Information Officer at The Timberland Company, a footwear and apparel company, from June 1996 to November 2000. Prior to that, Mr. Akyuz was Director of M.I.S. at The Rockport Company, Inc., a footwear company wholly owned by Reebok International Ltd., from November
                            1991 to May 1996.

Frank A. Caruso             Chief Financial Officer of Stride Rite since May 2001. Previously, Mr.    49
                            Caruso was Vice President--Finance and Operations from January 2001 until May 2001. Mr. Caruso was Vice President and Corporate Controller
                            from January 1998 until June 2001. Prior to that, Mr. Caruso was Vice
                            President and Controller of Parametric Technology Corporation, a
                            software company, from June 1997 to December 1997 and Senior Vice
                            President, Finance and Operations, of The Keds Corporation from June
                            1990 to June 1997.

Peter J. Charles            Senior Vice President and General Manager, Stride Rite Sourcing           37
                            International, Inc. since August 1999. Previously, Mr. Charles was Senior
                            Vice President, Sourcing, since he joined Stride Rite in December 1996.
                            Prior to joining Stride Rite, Mr. Charles was employed by Clarks
                            International, an international footwear manufacturer, from 1986 to 1996, as General Manager, Resourced Production, Regional Resourcing
                            Manager, South East Asia and served in various other management level positions.

Name                                                Position with Stride Rite                         Age
----                                                -------------------------                         ---

Janet M. DePiero            Vice President of Human Resources of Stride Rite since March 1997.        40
                            Previously, Ms. DePiero was Director of Compensation and Benefits of
                            Stride Rite from October 1995 to February 1997 and Manager of
                            Compensation and Benefits of Stride Rite from December 1991 to
                            September 1995.

Gordon W. Johnson, Jr.      Treasurer of Stride Rite since February 2001. Previously, Mr. Johnson     47
                            was Assistant Treasurer of Stride Rite from May 1989 to February 2001.

Charles W. Redepenning, Jr. General Counsel, Clerk and Secretary of Stride Rite since March 1998      45
                            and President of Stride Rite International Corp. since December 1999.
                            Prior to joining Stride Rite, Mr. Redepenning was Senior Vice President,
                            General Counsel and Secretary of Daka International, Inc., a multi-
                            national food service and restaurant corporation, from 1989 to 1998.

Craig L. Reingold           President, Sperry Top-Sider, Inc., since August 2001. Prior to joining    46
                            Stride Rite, Mr. Reingold worked for Arroyo & Coates, a commercial real estate service company, from September 2000 to August 2001. Previous to that position, Mr. Reingold was Vice President of Sales for Ariat
                            International, a footwear company, from July 1994 to September 2000.

Gerrald B. Silverman        President, Stride Rite Children's Group, Inc., since September 1999.      43
                            Previous to this position, Mr. Silverman was Senior Vice President of The
                            Keds Corporation from January 1996 to September 1999 and President of
                            Stride Rite International Corp. since joining Stride Rite in April 1994.

Richard T. Thornton         President, Tommy Hilfiger Footwear, Inc., since January 2001.             48
                            Previously, Mr. Thornton was Vice President--Operations of Stride Rite
                            from August 1999 to December 2000, and was Senior Vice President--
                            Finance, Operations and Merchandising of Tommy Hilfiger Footwear,
                            Inc. from September 1998 to August 1999. Prior to joining Stride Rite,
                            Mr. Thornton was Vice President, Finance, at the Greg Norman division of Reebok International, Ltd. from December 1997 to August 1998, Vice
                            President of Operations of BMB Associates, a computer company, from
                            March 1997 to December 1997, and General Manager of Boston Whaler
                            from September 1984 to March 1997.

   These executive officers are generally elected at the Board of Directors' meeting held in conjunction with our Annual Meeting of Stockholders and serve at the pleasure of the Board.

Item 2.  Properties.

   We own an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space and a distribution center located in Huntington, Indiana with 409,000 square feet of space. We lease approximately 18,000 square feet of space in Wilmington, Massachusetts for product sample distribution and customer returns processing. The Wilmington, Massachusetts facility will be closed during the first quarter of fiscal 2002 as part of our previously announced restructuring. The product sample distribution and customer returns processing functions will be transferred to other facilities. Our Canadian subsidiary leases approximately 30,000 square feet for administrative offices and warehousing in Mississauga, Ontario.

   We lease approximately 163,000 square feet for our headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. We also lease 24,000 square feet of space in Richmond, Indiana for our customer service, order processing and telemarketing functions, and 25,000 square feet of space for our liaison offices in Mainland China and Taiwan. In addition, we lease smaller facilities for local sales offices and showrooms in various locations in the United States.

   As of November 30, 2001, we operated 179 retail stores throughout the country on leased premises that, in the aggregate, covered approximately 306,000 square feet of space. We also operate 46 children's footwear departments in certain divisions of Federated Department Stores, which we plan to close in April 2002. In addition, we are the lessee of 10 retail locations with a total of approximately 13,000 square feet that are subleased to independent Stride Rite dealers and other tenants.

   For further information concerning our lease obligations, see Note 8 to our consolidated financial statements, which are contained in Item 8 to this report. Management believes that all of our properties and facilities are suitable, adequate and fit for their intended purposes.

Item 3.  Legal Proceedings.

   We are a party to various litigation arising in the normal course of business. Management does not believe the ultimate resolution of any such litigation will have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   Our common stock is listed on the New York Stock Exchange under the symbol "SRR". The following table sets forth the high and low closing sales prices on the New York Stock Exchange--Composite Tape. As of February 14, 2002, we had approximately 4,000 shareholders of record. We have paid a quarterly dividend of $.05 per share of common stock during our two most recent fiscal years.

                              COMMON STOCK PRICES

                                       2001        2000
                                    ----------- -----------
                     Fiscal Quarter High   Low  High   Low
                     -------------- ----- ----- ----- -----
                          1st...... $8.01 $6.06 $6.63 $5.00
                          2nd...... $8.40 $6.90 $8.56 $5.38
                          3rd...... $9.89 $8.03 $6.75 $5.81
                          4th...... $8.54 $5.98 $6.06 $4.94

Item 6.  Selected Financial Data.

   The selected financial data for Stride Rite, for the years ended November 28, 1997 through November 30, 2001, set forth below, should be read in conjunction with our consolidated financial statements and the notes thereto and the other information contained elsewhere in this report.

                                         2001(2)   2000(3)   1999(4)     1998      1997
                                         --------  --------  --------  --------  --------

OPERATING RESULTS(1)
Net sales............................... $529,147  $548,334  $572,696  $539,413  $515,728
Net income..............................   18,997    25,193    26,424    21,052    19,780
Dividends on common stock...............    8,358     8,530     9,209     9,401     9,630
Per common share:
   Net income...........................      .45       .58       .57       .44       .40
   Cash dividends.......................      .20       .20       .20       .20       .20

FINANCIAL POSITION(1)
Working capital.........................  185,245   158,175   166,551   173,502   176,263
Total assets............................  349,820   352,473   346,192   335,496   343,918
Stockholders' equity....................  262,239   249,592   250,495   244,727   242,026
Book value per common share.............     6.26      6.00      5.61      5.28      5.12

STATISTICS(1)
Return on average equity................      7.3%     10.0%     10.4%      8.5%      7.8%
Return on sales.........................      3.6%      4.6%      4.6%      3.9%      3.8%
Common shares outstanding at end of year   41,859    41,591    44,634    46,381    47,316
Number of employees at end of year......    2,400     2,200     2,300     2,400     2,900
Number of shareholders..................    4,000     4,200     4,600     4,800     5,100

--------
1. Financial data is in thousands, except for per share information.
2. 2001 amounts include nonrecurring charges of $3,059,000 ($2,168,000 net of income taxes or $.05 per share).
3. 2000 amounts include income of $396,000 related to the reversal of prior year accruals for nonrecurring charges ($249,000 net of income taxes or less than $.01 per share).
4. 1999 amounts include nonrecurring charges of $3,254,000 ($2,017,000 net of income taxes or $.04 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   The table below and the paragraphs which follow summarize our performance in the last three fiscal years. We operate within a very competitive industry. Portions of the information presented in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This announcement includes forward-looking statements which reflect our current views with respect to the future events or financial performance discussed in this report, based on management's beliefs and assumptions and information currently available. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future events or performance, which may be affected by known and unknown risks, trends and uncertainties. Should one or more of these risks or uncertainties materialize, or should our assumptions prove incorrect, actual results may vary materially from those anticipated, projected or implied. Factors that may cause such a variance include, among others: the opening of new stores may be delayed; the volume of sales to department stores, including Federated Department Stores, and specialty retailers may decline; revenues from new product lines may fall below expectations; the launch of new product lines may be delayed; new retail concepts may not achieve expected results; general retail sales trends may be below expected growth rates; current license agreements may be terminated; consumer fashion trends may shift to footwear styling not currently included in our products lines; our retail customers, including large department stores, may consolidate or restructure operations resulting in unexpected store closings; and additional factors discussed from time to time in our filings with the Securities and Exchange Commission. We expressly disclaim any responsibility to update forward-looking statements.

                                                  Percent Change
                                            -------------------------
        Increase (decrease)                 2001 vs. 2000 2000 vs. 1999
        -------------------                 ------------- -------------
        Net sales..........................      (3.5)%       (4.3)%
        Gross profit.......................      (4.1)%       (5.8)%
        Selling and administrative expenses       0.1%        (3.5)%
        Operating income...................     (30.8)%       (6.5)%
        Income before income taxes.........     (33.2)%       (6.0)%
        Net income.........................     (24.6)%       (4.7)%

                                                Percent to Net Sales
            -                                   -------------------
                                                2001   2000    1999
                                                ----   ----    ----
            Gross profit....................... 36.0%   36.2%  36.8%
            Selling and administrative expenses 30.4%   29.3%  29.1%
            Nonrecurring charges (income)......  0.6%   (0.1)%  0.6%
            Operating income...................  5.0%    6.9%   7.1%
            Income before income taxes.........  5.1%    7.3%   7.4%
            Net income.........................  3.6%    4.6%   4.6%

   We operate in a difficult business environment and through the normal course of business are subject to a variety of risks and uncertainties. The footwear industry is subject to rapid and substantial shifts in consumer tastes and preferences. The principal markets for our product, the United States and Canada, are mature. In order to increase our business, we must increase our market share relative to our competitors, and there can be no assurance that we will succeed in doing so. We predominantly sell our products to large retailers. Historically, we have not experienced significant losses related to trade receivables. However, there is a risk that some of these retail customers could experience financial difficulties, particularly in a weak economy, that may cause them to extend payment times or to default on their obligations to us. If a large customer were to default on its financial obligations to us, we could experience a decrease in liquidity. We believe, however, that we have sufficient financial resources to mitigate the affect that a large default would have on our ability to continue to operate our business. In addition to the impact on liquidity, we could also experience a decrease in future revenue and operating margins related to this loss of business. The fashion oriented nature of our business, along with the potential for changes in customer preferences and the extended product development lead times leave us vulnerable to the risk of inventory obsolescence. We are also exposed to the risk of inventory markdowns for excess or obsolete product, both at Stride Rite-owned retail stores and from independent retailers. We monitor retail sell-through data and make provisions for markdowns as they become known. Our provisions have been adequate in the past and have not fluctuated significantly. We regularly review our provisions for obsolescence for inventory on hand or committed. We have continually managed these risks in the past and believe we can successfully manage them in the future. However, our revenue and operating margins would suffer if we are unable to effectively do so. During fiscal 2002, we plan to open approximately 50 additional Stride Rite-owned retail stores. Historically, it has taken twelve to fifteen months for new stores to achieve their normal financial operating performance. Prior to that time, we are likely to incur a use of cash related to both the capital investment required and the disproportionate build up of operating costs compared to revenue. The licensing arrangement with Tommy Hilfiger Licensing, Inc. to produce and sell Hilfiger branded footwear is a significant portion of our business. During fiscal 2001, we renewed the agreement for an additional three-year term which expires in March 2004. Whether our license with Tommy Hilfiger will remain in effect depends on the economics of that business including our achieving certain minimum sales levels for the licensed product. If we lose the Tommy Hilfiger license, our business could be materially and adversely affected. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. These areas are subject to the risks and uncertainties described above. Actual results, therefore, could differ from those estimates.

Net Sales

   During fiscal 2001, consolidated net sales decreased $19.2 million to $529.1 million, or 3.5% below the sales level achieved in fiscal 2000. A significant portion of this shortfall from fiscal 2000 occurred in the second half of the year, as the economy weakened. Many retail customers, concerned over the health of the economy, responded by tightly managing their inventory levels resulting in an adverse effect on reorders. This change in our wholesale customers' buying plans is expected to continue into fiscal 2002. If this trend continues and the economy remains weak, it may negatively affect net sales in fiscal 2002. Sales of Stride Rite's branded wholesale operations decreased 7.1% in fiscal 2001. Unit shipments of current line merchandise during fiscal 2001 for Stride Rite's wholesale brands were 6.1% below the prior year, while average selling prices declined 2.7% from fiscal 2000. Sales of discontinued products were 3.3% higher than last year.

   Sales of the Stride Rite Children's Group were 6% higher than fiscal 2000, with a 12% sales increase at Stride Rite Children's retail stores somewhat offset by a 1% decrease in sales to independent dealers, family shoe stores and department stores. Sales at comparable (stores open for 52 weeks in each fiscal year) Stride Rite stores increased 1.8% during fiscal 2001, following a 3.2% comparable store sales increase in fiscal 2000. Stride Rite Children's Group opened 29 retail stores in fiscal 2001 and closed 10 underperforming stores during the year to leave the year-end store count at 220 stores, up 9% from the 201 stores that were open as of December 1, 2000. In fiscal 2001, Stride Rite concept stores and manufacturers' outlets represented approximately 55% of the Stride Rite Children's Group sales with the remaining revenues related to sales of Stride Rite brand products to independent specialty and department stores. The Stride Rite Children's Group retail concept stores are expected to take on increased importance in future years. Current plans call for the opening of approximately 50 new Stride Rite stores during fiscal 2002. These new stores are expected to offset much of the sales decline that will occur after the exit of the leased department store business scheduled for the second quarter of fiscal 2002. During fiscal 2001, Stride Rite Children's Group began a sub-branding strategy to leverage its expertise in children's footwear. Munchkin's products were introduced into the mid-tier channel and added approximately $8 million to sales for the fiscal year. Kids Smart and Baby Smart products will be introduced into Target stores during the Spring 2002 season. We will receive both a design and a sourcing fee on these products.

   The overall decrease in our sales in fiscal 2001 was driven principally by the Keds footwear brand, which recorded an 11% sales decline for the year. Sales of the reinvented women's Champion(R), although 32% ahead of last year, were not sufficient to offset the declines in the other women's and children's products, down 28% and 21%, respectively. The decline in other women's products was due to a decline in the Keds Stretch(TM) product line and the lower overall sales performance of the Keds Fall seasonal products. The Keds Children's line of business was down due to lower retailer acceptance of Fall seasonal items. Net sales for the Grasshoppers(TM) product line, fueled by new distribution and higher sales in existing stores, continued to grow, up 39% from fiscal 2000. We opened five Keds retail stores in fiscal 2001 to evaluate the direct to consumer distribution alternative for existing and new Keds products. Four of these Keds stores are located in the southeastern part of the United States and one store is located in the Midwest. These Keds retail stores are designed to provide a controlled presentation and selection of Keds products to the consumer. These stores are not expected to add significant sales volume to Keds during fiscal 2002.

   The general weakness in the department store sector had a significantly negative impact on the sales of both Tommy Hilfiger and Sperry products, due to their reliance on this channel for a significant portion of their sales. Sales of Tommy Hilfiger footwear products decreased 5% as compared to the same period in fiscal 2000. Sales of the Tommy Hilfiger women's and men's products declined 10% and 20%, respectively, from fiscal 2000. Sales of Tommy Hilfiger children's products decreased 16% from the prior year, primarily the result of a large customer narrowing the brand's product selection in their stores. Closeout sales for the Tommy Hilfiger footwear brand increased 24% above the amounts recorded in fiscal 2000 due to more aggressive product markdowns and tighter inventory controls. Sales of the Sperry Top-Sider brand decreased 13% from fiscal 2000. Sales of men's and women's boat shoes increased 7% from fiscal 2000 and were the only categories that recorded increased sales. Overall, sales of Sperry Top-Sider men's products decreased 17% from the prior year while sales of the women's products were lower by 8%. International division revenues in fiscal 2001 were 2% higher than fiscal 2000, due to a launch of the Keds brand in Mexico, a 20% increase in Tommy Hilfiger sales in South America and increased royalty income from Israel, all of which were somewhat offset by weak Canadian sales compared to the prior year.

   In fiscal 2000, consolidated net sales decreased $24.4 million to $548.3 million or 4.3% from the sales level achieved in fiscal 1999 with sales of Stride Rite's wholesale brands down 6.5% and sales of company-owned stores above fiscal 1999 by 6.5%. Unit shipments of current line merchandise were 2% lower than the prior year, while the average selling price declined 3% from fiscal 1999. Sales of discontinued products in fiscal 2000 were 8% above fiscal 1999. Sales of the Stride Rite Children's Group increased 3% during fiscal 2000 with all of the growth produced by our retail stores. We opened 24 retail stores in fiscal 2000 and closed 15 underperforming stores, ending the year with a store count at 201 stores, up 5% from fiscal 1999 year-end. Sales at comparable Stride Rite-owned retail stores increased 3.2% during fiscal 2000. Sales of the Keds brand decreased 5% in fiscal 2000 with children's sales down 9% and women's sales below the prior year by 7%. During fiscal 2000, the Keds brand exited several basic women's product lines, the largest being Keds Ready to Wear (TM), resulting in a $13 million sales decrease. Sales of Keds Champion
(R) Oxford also declined by 21%. These sales decreases were partially offset by increased sales of Keds Stretch(TM) products and higher sales of discontinued styles. Tommy Hilfiger brand sales were down 12% from fiscal 1999 due to a 9% reduction in the average selling price and increased sales allowances. Unit shipments of Tommy Hilfiger products in fiscal 2000 were slightly higher than in fiscal 1999. In fiscal 2000, sales of Sperry declined 4%, while International division sales declined 10% due to lower royalties from sales in Japan and the conversion of certain distributors in South America to license arrangements.

Gross Profit

   In fiscal 2001, our gross profit of $190.4 million decreased $8.0 million or 4.1% below fiscal 2000. Our gross profit rate declined 0.2 percentage points to 36.0% comparable to the 36.2% rate achieved in fiscal 2000. Included in the fiscal 2001 cost of sales was a $1.8 million charge associated with the write-down of inventory caused by the exit of the leased department store business by the retail division of the Stride Rite Children's

Group. Excluding this charge, the gross profit rate for fiscal 2001 would have been 36.3%, 0.1 percentage points higher than fiscal 2000. First quality gross profit declined 0.6 percentage points from the level achieved in fiscal 2000, principally the result of an unfavorable product mix within the Keds product lines. Obsolescence costs also contributed to a decline in gross profit of 0.2 percentage points as compared to fiscal 2000. This decline was offset by an increase in the gross profit percent on closeout sales and the impact of the sales increase at Stride Rite-owned retail stores, which produce a higher gross profit percentage than Stride Rite's wholesale brands. Our retail operations represented 22.0% of consolidated net sales in fiscal 2001 as compared to 18.9% of total sales in fiscal 2000. Our last-in, first-out ("LIFO") provision had little impact on gross profit comparisons with LIFO decreasing gross profit by $0.3 million (less than 0.1% of net sales) in fiscal 2001, compared to a decrease of $0.6 million (0.1% of net sales) in fiscal 2000.

   In fiscal 2000, our gross profit of $198.4 million decreased $12.1 million or 5.8% below fiscal 1999. Our 2000 gross profit rate declined 0.6 percentage points to 36.2% compared to the 36.8% rate achieved in fiscal 1999. In fiscal 2000, our gross profit was unfavorably impacted by the LIFO provision, reducing profitability by 0.5 percentage points. In fiscal 2000, LIFO reduced gross profit by $0.6 million (0.1% of net sales), while product cost reductions in fiscal 1999 helped to produce a LIFO benefit of $2.3 million (0.4% of net sales). Increased obsolescence charges, retail markdowns and higher sales allowances also had a negative effect on gross profit performance in fiscal 2000 with these costs reducing the gross profit percent by an additional 1.7 percentage points. Fiscal 2000 gross profit performance was favorably impacted by sales increases from Stride Rite-owned retail stores, which generally produce a higher gross profit percentage than Stride Rite's wholesale brands.

Operating Costs

   Selling and administrative expenses (excluding nonrecurring charges) in fiscal 2001 increased $0.2 million to $161.0 million or 0.1% above the expense level incurred in fiscal 2000. As a percent of sales, selling and administrative costs were 30.4% in 2001 compared to 29.3% in fiscal 2000. Included in expenses for fiscal 2001 were executive termination costs of $2.3 million. Excluding these executive termination costs, selling and administrative costs would have been lower by $2.1 million, or 1.3% below fiscal 2000. Retail store expenses in fiscal 2001 increased $5.7 million from fiscal 2000 as we accelerated our pace of store openings during the year. Offsetting these higher costs were lower marketing and advertising spending, down $3.3 million or 10% from fiscal 2000. Most of this decrease occurred in the Keds and Tommy Hilfiger brands. Marketing and advertising represent 5.7% of net sales in fiscal 2001, down from the fiscal 2000 spending rate of 6.1% of sales. Spending on information systems decreased 7.6% from the fiscal 2000 total as we started to benefit from system integration activities completed in fiscal 2000. During the fourth quarter of fiscal 2001, we initiated a restructuring which eliminated 120 positions from our administrative staff, exited the leased department store business and recorded retail system asset impairment costs. The restructuring actions are expected to reduce operating costs by approximately $10.0 million annually beginning in the first quarter of fiscal 2002. The 2001 consolidated statement of income includes pre-tax, nonrecurring charges of $3.1 million to cover costs associated with these restructuring efforts. The restructuring amount includes $1.7 million of severance payments, $0.2 million of other employee benefit related costs, $0.5 million for the write down of leaseholds and retail system asset impairment costs and $0.7 million of other costs.

   Selling and administrative expenses (excluding nonrecurring items) in fiscal 2000 decreased $5.8 million to $160.9 million or 3.5% below fiscal 1999. The restructuring actions completed in fiscal 1999, resulting in the elimination of approximately 125 positions, were a major factor contributing to this decrease. Marketing and advertising costs were $4.1 million or 10.9% below fiscal 1999, due to lower contractual payments in the Tommy Hilfiger footwear business and lower expenses related to the Keds brand. Retail store expenses in fiscal 2000 increased $3.4 million from fiscal 1999 as we accelerated our pace of opening new stores. Spending on information systems increased 4% as we began to amortize the cost of a new order management system. We recorded a credit to income of $0.4 million related to the reversal of unused accruals from the 1999 nonrecurring charge.

Other Income and Taxes

   Non-operating income (expense) increased our pre-tax earnings by $0.5 million in fiscal 2001 compared to $2.1 million in fiscal 2000 and $2.0 million in fiscal 1999. Investment income decreased by $1.2 million in fiscal 2001, the result of lower average investments and a lower average rate of return. Investment income decreased by $0.4 million in fiscal 2000 from fiscal 1999. Interest expense in fiscal 2001 decreased from fiscal 2000, $0.2 million as a higher average borrowing level was offset by a lower average interest rate. Interest expense in fiscal 2000 increased $0.1 million from fiscal 1999 as higher interest rates during the year offset a 15% reduction in average borrowings. The average interest rate was 5.3% in fiscal year 2001, 6.9% in fiscal 2000 and 6.2% in fiscal 1999. In fiscal 2001, other income and expense items decreased pre-tax income by $0.8 million, compared to a decrease of $0.2 million in fiscal 2000 and a decrease of $0.9 million in fiscal 1999.

   In fiscal 2001, the provision for income taxes decreased $7.1 million due to a reduction in pre-tax income and a lower effective tax rate. The lower tax rate in fiscal 2001 as compared to fiscal 2000 was due principally to a reduction in the need for certain tax accruals recorded in prior periods which were no longer required. Our effective income tax rate was 29.1% in 2001, 37.2% in 2000 and 38.1% in 1999.

Net Income

   We earned $19.0 million in fiscal 2001, $6.2 million or 24.6% below fiscal 2000's net income amount. Excluding the nonrecurring charges in fiscal 2001 related to the restructuring of our administrative staff, the exit of the leased department store business and retail system asset impairment costs, net income would have decreased, $4.0 million or 15.9% in fiscal 2001, to $21.2 million as compared to $25.2 million in fiscal 2000. The reduced earnings in fiscal 2001 resulted from the lower level of net sales and the reduced gross profit percent during the year somewhat offset by the lower income tax rate. We earned $25.2 million in fiscal 2000, below fiscal 1999's net income by $1.2 million or 4.7%. Excluding the nonrecurring items related to the restructuring of our administrative staff in fiscal 1999, net income decreased 12% from the prior year or $24.9 million in fiscal 2000 compared to $28.4 million in fiscal 1999. The reduced earnings in fiscal 2000 resulted from the lower level of net sales and the reduced gross profit percent during the year.

Liquidity and Capital Resources

   At the end of fiscal 2001, our balance sheet reflected a current ratio of
3.2 with no long-term debt. Our cash and short-term investments totaled $81.2 million at November 30, 2001, up $18.2 million from the total cash and short-term investments of $63 million at the end of fiscal 2000. Much of this increase was the result of the reallocation of the intermediate term fixed income investments to short-term investments, the result of a change in both investment policy and managers. We place our short-term investments with highly rated financial institutions and in investment grade instruments with maturities of less than three months, which limits our credit exposure. In addition, other assets included $0.5 million in fiscal 2001 and $12.2 million in fiscal 2000 of investments in intermediate-term, fixed income instruments.

   During fiscal 2001, our operations generated $21.4 million, following operating cash flows of $30.2 million in fiscal 2000 and $60.2 million in fiscal 1999. Our inventory levels increased as compared to the prior year in part because of lower sales during the fourth quarter of fiscal 2001, caused by the general slowdown in the economy. Year-end inventories totaled $112.5 million in fiscal 2001, an increase of $6.6 million or 6.2% from the fiscal 2000 year-end level, with the largest increase occurring in the Keds brand, up 22% from fiscal 2000. Much of the inventory increase occurred in in-line merchandise and is expected to be sold through during fiscal 2002. The inventory increase in fiscal 2001 followed a decrease of $15.3 million in fiscal 2000. During fiscal 2001, our inventory turnover averaged 3.3 times compared to turnover rates of 3.8 in fiscal 2000 and 3.2 in fiscal 1999. As of November 30, 2001, accounts receivable totaled $44.7 million, below the fiscal 2000 year-end level by $9.6 million or 17.7%. This decrease followed an accounts receivable increase of $6.9 million during fiscal 2000. The lower year-end level of accounts receivable in fiscal 2001 was impacted by the fourth quarter's lower sales, which were largely the result of lower reorder rates in the department store sector amid the general economic slowdown. At November 30, 2001, our average day's sales outstanding (DSO) totaled 65 days, favorable compared to the fiscal 2000 year-end statistic of 68 days, but less favorable than the DSO of 57 days in fiscal 1999.

   Additions to property and equipment totaled $10.3 million in fiscal 2001 compared with $21.6 million in fiscal 2000 and $19.9 million in fiscal 1999. Capital expenditures in fiscal 2001 included $2.6 million related to computer systems as we continued our efforts to upgrade information systems capabilities. As those new systems have become operational, the rate of spending on information technology has declined. During fiscal 2000, $9.1 million was expended on computer systems. During fiscal 2000, we expended $5.5 million to expand our Huntington, Indiana distribution facility. The additional capacity allowed us to transfer the distribution for our Sperry brand to the Indiana facility during the fourth quarter of fiscal 2000 and to terminate a higher-cost outsourcing arrangement. In fiscal 2001, capital spending related to retail stores totaled $5.5 million compared to retail expenditures of $4.2 million in fiscal 2000 and $3.0 million in fiscal 1999. During fiscal 2001, we opened 34 new retail stores compared to 24 store openings in fiscal 2000. We also closed 10 underperforming retail locations in fiscal 2001. Going forward, we will continue to focus our efforts on improving retail profitability by critically evaluating underperforming locations, analyzing the effectiveness of the test of the Keds retail store concept and opening new Stride Rite concept stores and manufacturers' outlets, where appropriate. In fiscal 2002, we expect capital expenditures to be approximately $17 million. We expect to open approximately 50 new stores in fiscal 2002. These new stores are expected to offset the closing of 46 leased department stores as we will be exiting that business during the second quarter of fiscal 2002. Funding for capital expenditures will generally be provided from internal sources. If business conditions do not allow for the funding of capital purchases internally, these plans will be re-evaluated.

   We returned $8.9 million to shareholders during fiscal 2001 through share repurchases and cash dividends. We expended $0.6 million in fiscal 2001 to repurchase 87,900 common shares under our share repurchase program. Over the three-year period ended November 30, 2001, we repurchased a total of 5.2 million common shares at an aggregate cost of $31.8 million. As of November 30, 2001, we have 2.0 million shares remaining on our share repurchase authorization that the Board of Directors approved in December 1999. We believe that share repurchases are an effective means of providing value to shareholders and will continue to make opportunistic share repurchases. We have paid a dividend to shareholders each quarter since we became a public company in 1960. Cash used for dividends decreased to $8.3 million in fiscal 2001 compared to $8.7 million in fiscal 2000 and $9.3 million in fiscal 1999 as a result of the reduction in outstanding shares. Funds for these stock repurchases and dividends were provided from internal sources. Under the terms of our revolving credit agreement, we are not allowed to make annual distributions to shareholders in excess of $30 million.

   During the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments. Additionally, economic conditions in countries where we source our products could negatively affect future inventory purchase commitments. We purchase substantially all of our inventory from outside the United States. Because these purchases are primarily denominated in U.S. dollars, we are not directly subject to foreign currency exchange rate fluctuations. Accordingly, we do not engage in forward foreign exchange and other similar contracts because the associated risk is not considered significant. We utilize cash from operations, short-term investments and short-term borrowings to fund our working capital and investment needs.

   In addition to internal sources of capital, we maintain a bank line of credit to satisfy the seasonal borrowing requirements that are imposed by the sales patterns which are characteristic of Stride Rite and of the footwear industry. Because of these seasonal demands, there are times during the year when we are less liquid. During fiscal 2000, we entered into a three-year, revolving credit agreement with five banks providing for loans of up to $75 million. We will begin discussion with the bank group during fiscal 2002 for the renewal of this credit agreement. The revolving credit agreement requires us to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. Under the terms of the revolving credit agreement, we may borrow at interest rates which vary with LIBOR. In addition, the agreement calls for facility fees of 0.375% per annum on the committed line. At year-end 2001, our borrowings under this credit line totaled $26 million, leaving $49 million available for additional borrowings. During fiscal 2001, our borrowings averaged $26.5 million compared to the average borrowings of $23.4 million in fiscal 2000 and $27.7 million in fiscal 1999.

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 in the first quarter of fiscal year 2001. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

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

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Adoption of these standards is not expected to have a material effect on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the effect of this new standard but do not expect it to affect financial reporting materially.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. We regularly assess these risks and have established policies and business practices to protect against the adverse effect of these and other potential exposures.

   We utilize cash from operations and short-term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high-grade securities with terms shorter than three months. Because of the short-term nature of these investments, changes in interest rates would not impact the fair value of these financial instruments.

   We have available an unsecured committed revolving line of credit as a source of financing for our working capital requirements. Borrowings under this revolving credit agreement bears interest at variable rates based on LIBOR plus an applicable spread. At November 30, 2001, we had $26 million outstanding under this credit facility.

   Assets and liabilities outside the United States are primarily located in Canada. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. Accordingly, we do not hedge these net investments.

Item 8.  Financial Statements and Supplementary Data.

   The Financial Statements and Supplementary Data required by Item 8 is included in pages F-1 through F-18 and pages S-1 through S-2 attached to this report. An index to the Financial Statements appears in Item 14 to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation.

   The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   None.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

   14(a)1 and 14(a)2. Financial Statements and Schedules. The following financial statements and financial statement schedules are included as a part of this report in the pages indicated:

                                                                                               Page
                                                                                               ----
Consolidated Balance Sheets as of November 30, 2001 and December 1, 2000...................         F-1
Consolidated Statements of Income for the fiscal years ended November 30, 2001, December 1,
  2000 and December 3, 1999................................................................         F-2
Consolidated Statements of Cash Flows for the fiscal years ended November 30, 2001,
  December 1, 2000 and December 3, 1999....................................................         F-3
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
  November 30, 2001, December 1, 2000 and December 3, 1999.................................         F-4
Notes to Consolidated Financial Statements................................................. F-5 to F-16
Management's Report on Financial Information...............................................        F-17
Report of Independent Accountants..........................................................        F-18
Report of Independent Accountants on Financial Statement Schedule..........................         S-1
Schedule II--Valuation and Qualifying Accounts.............................................         S-2

   14(a)3. Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit
  No.                                             Description of Exhibit
  ---                                             ----------------------

   3(i)   Restated Articles of Organization of the Registrant with amendments thereto through November 28,
            1986, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25,
            1996.

   3(ii)  Articles of Amendment dated April 7, 1987 to Restated Articles of Organization, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

   3(iii) Articles of Amendment dated December 16, 1987 to Restated Articles of Organization of the
            Registrant, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on
            October 25, 1996.

   3(iv)  Articles of Amendment dated December 3, 1991 to the Restated Articles of Organization of the
            Registrant, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on
            October 25, 1996.

   3(v)   Certificate of Vote of Directors establishing a series of a Class of Stock dated as of June 18, 1997.

   3(vi)  By-laws of the Registrant, as amended. This document was filed as Exhibit 3 of the Registrant's Form
            10-Q for the fiscal period ended June 1, 1990 and is incorporated herein by reference.

   4(i)   Reference is made to Exhibits 3(i), (ii), (iii) and (iv) referred to above, which are expressly incorporated herein by reference.

   4(ii)  Rights Agreement dated June 18, 1997 between the Registrant and BankBoston, N.A. This document was filed as Exhibit 1 to the Registrant's Form 8-A dated July 1, 1997 and is incorporated herein by reference.

  10(i)*  1975 Executive Incentive Stock Purchase Plan of the Registrant. This document was filed as
            Appendix A to the Registrant's Prospectus relating to such Plan, dated April 18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

Exhibit
  No.                                             Description of Exhibit
  ---                                             ----------------------

  10(ii)*   1995 Long-Term Growth Incentive Plan of the Registrant. This document was filed as Exhibit 10(vi)
              to the Registrant's Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

  10(iii)*  Form of executive termination agreement dated as of February 12, 1998. This document was filed as
              Exhibit 10(iii) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

  10(iv)*   Form of executive termination agreement dated as of February 12, 1998. This document was filed as
              Exhibit 10(iv) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

  10(v)*    Form of severance agreement dated February 22, 1995. This document was filed as Exhibit 10(vi) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

  10(vi)*   Annual Incentive Compensation Plan amended and restated as of December 11, 1997. This document was filed as Exhibit 10(viii) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

  10(vii)*  1998 Stock Option Plan of the Registrant (as amended). This document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

  10(viii)* 1998 Non-Employee Director Stock Ownership Plan of the Registrant (as amended). This document was filed as Exhibit 10(xii) to the Registrant's Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

  10(ix)*   Senior Executive Annual Incentive Compensation Plan of the Registrant. This document was filed as
              Exhibit 10(xi) to the Registrant's Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

  10(x)*    1999 Executive Long Term Bonus Plan of the Registrant. This document was filed as Exhibit 10(xiv)
              to the Registrant's Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

  10(xi)*   Employment Agreement between the Registrant and David M. Chamberlain dated November 4, 1999.
              This document was filed as Exhibit 10(xi) to the Registrant's Form 10-K for the year ended
              December 3, 1999 and is incorporated herein by reference.

  10(xii)   Revolving Credit Agreement between the Registrant and BankBoston, N.A., Bank of America, N.A.,
              Bank One, NA, SunTrust Bank and The Bank of New York, with BankBoston, N.A. and with
              BancBoston Robertson Stephens Inc., dated as of January 19, 2000. This document was filed as
              Exhibit 10(xii) to the Registrant's Form 10-K for the year ended December 3, 1999 and is incorporated herein by reference.

  10(xiii)  Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc.
              This document was field as Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended
              August 31, 2001 and is incorporated herein by reference.

  21        Subsidiaries of the Registrant

  23        Consent of Independent Accountants

--------
* Denotes a management contract or compensatory plan or arrangement.

   14(b). Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended November 30, 2001.

   14(c).  Exhibits. See Item 14(a)3 above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stride Rite has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE STRIDE RITE CORPORATION

                                               By:   /s/  DAVID M. CHAMBERLAIN
                                                   -----------------------------
                                                       David M. Chamberlain
                                                     Chairman of the Board of
                                                             Directors
                                                    and Chief Executive Officer
                                                   (Principal Executive Officer)


                                               By:     /s/  FRANK A. CARUSO
                                                   -----------------------------
                                                          Frank A. Caruso
                                                      Chief Financial Officer
                                                   (Principal Financial Officer
                                                                and
                                                   Principal Accounting Officer)

Date:  February 7, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Stride Rite and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

  /s/  DAVID M. CHAMBERLAIN   Chairman of the Board of      February 7, 2002
-----------------------------   Directors and Chief
    David M. Chamberlain        Executive Officer

  /s/  CHRISTINE COURNOYER    Director                      February 7, 2002
-----------------------------
     Christine Cournoyer

     /s/  DONALD R. GANT      Director                      February 7, 2002
-----------------------------
       Donald R. Gant

     /s/  FRANK R. MORI       Director                      February 7, 2002
-----------------------------
        Frank R. Mori

   /s/  MYLES J. SLOSBERG     Director                      February 7, 2002
-----------------------------
      Myles J. Slosberg

     /s/  BRUCE VAN SAUN      Director                      February 7, 2002
-----------------------------
       Bruce Van Saun

            THE STRIDE RITE CORPORATION CONSOLIDATED BALANCE SHEETS

                                                                                         2001          2000
                                                                                       ---------     ---------
                                                                                      (In thousands, except for
                                                                                             share data)
ASSETS
Current Assets:
Cash and cash equivalents............................................................ $  81,159     $  62,976
Accounts and notes receivable, less allowances of $11,115 in 2001 and $12,665 in 2000    44,739        54,375
Inventories..........................................................................   112,481       105,917
Deferred income taxes................................................................    24,245        25,494
Prepaid expenses.....................................................................     5,344         6,365
                                                                                       ---------     ---------
   Total current assets..............................................................   267,968       255,127
Property and equipment, net..........................................................    72,244        76,240
Other assets, net....................................................................     8,891        20,250
Goodwill, net........................................................................       717           856
                                                                                       ---------     ---------
   Total assets...................................................................... $ 349,820     $ 352,473
                                                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt......................................................................    26,000        24,000
Accounts payable.....................................................................    23,000        32,570
Income taxes payable.................................................................    11,682        18,716
Accrued expenses and other liabilities...............................................    22,041        21,666
                                                                                       ---------     ---------
   Total current liabilities.........................................................    82,723        96,952
Deferred income taxes................................................................     4,858         5,929
Stockholders' Equity:
Preferred stock, $1 par value--1,000,000 shares authorized; Issued--none.............        --            --
Common stock, $.25 par value--135,000,000 shares authorized; Issued--56,946,544......    14,237        14,237
Capital in excess of par value.......................................................    19,209        20,276
Retained earnings....................................................................   382,460       371,821
                                                                                       ---------     ---------
                                                                                        415,906       406,334
Less cost of 15,087,646 shares of common stock held in treasury (15,355,693 in 2000).  (153,667)     (156,742)
                                                                                       ---------     ---------
   Total stockholders' equity........................................................   262,239       249,592
                                                                                       ---------     ---------
   Total liabilities and stockholders' equity........................................ $ 349,820     $ 352,473
                                                                                       =========     =========


   The accompanying notes are an integral part of the consolidated financial statements.

         THE STRIDE RITE CORPORATION CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended
                                            ---------------------------
                                              2001     2000      1999
        -                                   -------- --------  --------
                                                  (In thousands,
                                            except for per share data)
        Net sales.......................... $529,147 $548,334  $572,696
        Cost of sales......................  338,753  349,891   362,108
        Selling and administrative expenses  161,046  160,854   166,689
        Nonrecurring charges (income)......    3,059     (396)    3,254
                                            -------- --------  --------
        Operating income...................   26,289   37,985    40,645
        Investment income..................    3,008    4,242     4,657
        Interest expense...................    1,685    1,881     1,760
        Other expense, net.................      808      244       886
                                            -------- --------  --------
        Income before income taxes.........   26,804   40,102    42,656
        Provision for income taxes.........    7,807   14,909    16,232
                                            -------- --------  --------
        Net income......................... $ 18,997 $ 25,193  $ 26,424
                                            ======== ========  ========
        Net income per common share:
           Diluted......................... $    .45 $    .58  $    .57
                                            ======== ========  ========
           Basic........................... $    .45 $    .59  $    .57
                                            ======== ========  ========
        Average common shares used
          in per share computations:
           Diluted.........................   42,114   43,154    46,414
                                            ======== ========  ========
           Basic...........................   41,757   42,991    46,214
                                            ======== ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                          THE STRIDE RITE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended
                                                                       ----------------------------
                                                                         2001      2000      1999
                                                                       --------  --------  --------
                                                                              (In thousands)
CASH PROVIDED FROM (USED FOR):
OPERATIONS:
   Net income......................................................... $ 18,997  $ 25,193  $ 26,424
   Adjustments to reconcile to net cash provided from operations:
   Depreciation and amortization......................................   14,342    12,252    10,061
   Deferred income taxes..............................................      178     1,519    (2,368)
   Compensation expense (income) related to stock plans...............      140      (549)      621
   Equity in loss of affiliate........................................       --       978     1,449
   Gain related to long-term investments..............................     (451)     (138)     (265)
   Loss on disposals of property and equipment........................      188       831     1,072
   Changes in:
       Accounts and notes receivable..................................    9,636    (6,897)    8,997
       Inventories....................................................   (6,564)   15,250     7,305
       Prepaid expenses...............................................    1,021    (1,470)    1,202
       Long-term notes receivable.....................................     (175)       31       120
       Accounts payable, income taxes, accrued expenses and other
         current liabilities..........................................  (15,914)  (16,757)    5,603
                                                                       --------  --------  --------
       Net cash provided from operations..............................   21,398    30,243    60,221
                                                                       --------  --------  --------
INVESTMENTS:
   Additions to property and equipment................................  (10,274)  (21,595)  (19,951)
   Distributions from long-term investments...........................      451       138       230
   Sales and (purchases) of noncurrent marketable securities..........   11,632      (977)     (755)
   Decrease (increase) in other assets................................     (236)      337    (3,858)
                                                                       --------  --------  --------
       Net cash provided from (used for) investments..................    1,573   (22,097)  (24,334)
                                                                       --------  --------  --------
FINANCING:
   Short-term borrowings..............................................    2,000    24,000        --
   Proceeds from sale of stock under stock plans......................    1,988       390     1,328
   Tax benefit in connection with stock plans.........................      127        --         9
   Repurchase of common stock.........................................     (558)  (18,049)  (13,182)
   Cash dividends paid................................................   (8,345)   (8,697)   (9,283)
                                                                       --------  --------  --------
       Net cash used for financing....................................   (4,788)   (2,356)  (21,128)
                                                                       --------  --------  --------
Net increase in cash and cash equivalents.............................   18,183     5,790    14,759
Cash and cash equivalents at beginning of the year....................   62,976    57,186    42,427
                                                                       --------  --------  --------
Cash and cash equivalents at end of the year.......................... $ 81,159  $ 62,976  $ 57,186
                                                                       ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          THE STRIDE RITE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                                                    Capital in
                                                            Common  Excess of  Retained  Treasury
                                                            Stock   Par Value  Earnings   Stock
                                                            ------- ---------- --------  ---------
                                                             (In thousands, except for share data)
Balance, November 27, 1998................................. $14,237  $22,063   $337,943  $(129,516)
Net income.................................................                      26,424
Issuance of 83,720 common shares under stock plans.........             (230)                1,021
Issuance of 177,745 common shares under employee stock plan           (1,104)                2,039
Tax benefit in connection with stock plans.................                9
Repurchase of 2,008,400 shares of common stock.............                                (13,182)
Cash dividends on common stock $.20 per share..............                      (9,209)
                                                            -------  -------   --------  ---------
Balance, December 3, 1999..................................  14,237   20,738    355,158   (139,638)
Net income.................................................                      25,193
Issuance of 10,735 common shares under stock plans.........              (23)                  116
Issuance of 77,133 common shares under employee stock plan.             (439)                  829
Repurchase of 3,131,100 shares of common stock.............                                (18,049)
Cash dividends on common stock, $.20 per share.............                      (8,530)
                                                            -------  -------   --------  ---------
Balance, December 1, 2000..................................  14,237   20,276    371,821   (156,742)
Net income.................................................                      18,997
Issuance of 251,188 common shares under stock plans........             (695)                2,564
Issuance of 104,759 common shares under employee stock plan             (499)                1,069
Tax benefit in connection with stock plans.................              127
Repurchase of 87,900 shares of common stock................                                   (558)
Cash dividends on common stock, $.20 per share.............                      (8,358)
                                                            -------  -------   --------  ---------
Balance, November 30, 2001................................. $14,237  $19,209   $382,460  $(153,667)
                                                            =======  =======   ========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements of The Stride Rite Corporation (the "Company") include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated. The Company's investment in an unconsolidated, 49.5% owned affiliate is accounted for in the consolidated financial statements using the equity method of accounting. Under this method, the Company's share of the affiliate's income or loss is included in the consolidated statement of income. Earnings related to transactions between the affiliate and the Company's consolidated subsidiaries are deferred until merchandise is resold by those subsidiaries to an independent third party.

Fiscal Year -- The Company's fiscal year ends on the Friday closest to November 30 in each year. Fiscal years 2001, 2000, and 1999 ended on November 30, 2001, December 1, 2000 and December 3, 1999, respectively. The Company's 1999 fiscal year included 53 weeks.

Cash Equivalents, Short-Term Investments and Marketable Securities -- Cash equivalents represent highly liquid investments, with a maturity of three months or less at the time of purchase. Short-term investments, representing commercial paper with a high investment grade, bank certificates of deposit and tax-exempt debt instruments with a maturity of between three months and one year, are stated at cost, which, due to their short-term nature, approximates fair value. Noncurrent marketable securities, representing funds invested in intermediate-term, fixed income instruments with maturities greater than one year, are stated at fair value and are considered available for sale.

Financial Instruments -- Financial instruments consist principally of cash, short-term investments, intermediate-term investments and trade receivables and payables. The Company places its investments with highly rated financial institutions and investment grade, short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables. The Company's exposure to foreign exchange risk is limited through U.S. dollar denominated transactions. The Company does not enter into derivative financial instruments such as futures, forward or option contracts. The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different from book value. The Company uses quoted market prices, when available, to calculate these fair values.

Inventory Valuation -- Inventories are stated at the lower of cost or market. The cost of inventories is determined on the last-in, first-out (LIFO) basis.

Property and Equipment -- Property and equipment are stated at cost. The cost of equipment includes the capitalization of certain associated computer software costs. Depreciation, which is calculated primarily on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Goodwill and Trademarks -- Goodwill represents the excess of the amount paid over the fair value of net assets acquired. Trademark rights are stated at acquisition cost. These assets are amortized on a straight-line basis primarily over a 25-year period. The carrying value of these intangible assets is periodically reviewed by the Company and, if necessary, impairments of values are recognized. If there is a permanent impairment in the carrying value of goodwill, trademarks or other intangible assets, the amount of such impairment is computed by comparing the anticipated discounted future operating income of the acquired business or trademark to the carrying value of the assets. In performing this analysis, the Company considers current results and trends, future prospects and other economic factors.

Income Taxes   --   Deferred income taxes are provided for temporary
differences between financial and taxable income. Deferred taxes are also provided on undistributed earnings of subsidiaries and affiliates located outside the United States at rates expected to be applicable at the time of repatriation.

Advertising -- The Company expenses advertising costs as incurred. Total advertising expense amounted to $29,897,000, $33,197,000 and $37,270,000 for 2001, 2000, and 1999, respectively.

Estimates Included in Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, markdowns (which reduce revenues), inventory and income taxes. Actual results could differ from those estimates.

Net Income per Common Share -- Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the fiscal years presented in the consolidated statements of income:

                                                       2001      2000      1999
                                                      -------   -------   -------
                                                     (In thousands, except for per
                                                              share date)
Net income.......................................... $18,997   $25,193   $26,424
Weighted average common shares outstanding (basic)..  41,757    42,991    46,214
Dilutive effect of stock options....................     357       163       200
                                                      -------   -------   -------
Weighted average common shares outstanding (diluted)  42,114    43,154    46,414
                                                      =======   =======   =======
Earnings per common share:
   Basic............................................ $   .45   $   .59   $   .57
   Diluted.......................................... $   .45   $   .58   $   .57

2.  INVENTORIES

   The cost of inventories, which consist primarily of finished product, at November 30, 2001 and December 1, 2000 was determined on a last-in, first-out
(LIFO) basis. During 2001, the LIFO reserve increased by $314,000 to $13,243,000 at November 30, 2001. If all inventories had been valued on a first-in, first-out (FIFO) basis, net income would have been higher by $223,000 (less than $.01 per share) in 2001. The LIFO reserve increased in 2000 and decreased in 1999, by $575,000 and $2,252,000, respectively. If all inventories had been valued on a FIFO basis, net income would have been higher by $362,000 (less than $.01 per share) in 2000 and lower by $1,420,000 ($.03 per share) in 1999.

   During 2001 and 2000, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different from current costs. As a result of these inventory reductions, net income was decreased by $373,000 (less than $.01 per share) and increased by $235,000 (less than $.01 per share) in 2001 and 2000, respectively.

3.  PROPERTY AND EQUIPMENT

   The components of property and equipment at November 30, 2001 and December 1, 2000 and the range of asset lives used in depreciation calculations for each asset category are as follows:

                                                       Range of
                                                     Useful Lives   2001      2000
                                                     ------------ --------  --------
                                                                    (In thousands)
Land and improvements............................... 10 years     $  2,791  $  2,635
Buildings and improvements.......................... 10-40 years    15,605    16,573
Machinery, equipment, computer software and fixtures 3-12 years     98,028    92,161
Leaseholds and leasehold improvements............... 5-15 years     23,714    19,470
                                                                  --------  --------
                                                                   140,138   130,839
Less accumulated depreciation and amortization......               (67,894)  (54,599)
                                                                  --------  --------
                                                                  $ 72,244  $ 76,240
                                                                  ========  ========

4.  OTHER ASSETS

   As of November 30, 2001 and December 1, 2000, other assets includes the following:

                                                           2001   2000
                                                          ------ -------
                                                          (In thousands)
       Marketable securities............................. $  545 $12,177
       Investment in joint venture manufacturing facility    394     394
       Trademark rights and other intangible assets, net.  1,827   1,965
       Other.............................................  6,125   5,714
                                                          ------ -------
                                                          $8,891 $20,250
                                                          ====== =======

   Marketable securities represent the noncurrent portion of intermediate-term, fixed income securities investments. The cost basis of these investments was $529,000 in 2001 and $12,211,000 in 2000. Cash equivalents and short-term investments include $569,000 in 2001 and $203,000 in 2000 representing the current portion of this investment. During 1988 and 1989, the Company invested a total of $1,948,000 in a joint venture, which is accounted for under the equity method, with a foreign manufacturer to construct and operate a footwear manufacturing facility in Thailand. The consolidated statements of income include losses of $0 in 2001, $978,000 in 2000 and $1,449,000 in 1999,
representing the Company's share of the joint venture's operating results in those years.

5.  DEBT

   The Company utilizes borrowings under available lines of credit to finance seasonal working capital requirements. In January 2000, the Company replaced its previously uncommitted credit facility by entering into a new, three-year revolving credit agreement with five banks providing for loans of up to $75 million. Under the revolving credit agreement, the Company may borrow at interest rates which vary with LIBOR. In addition, the agreement calls for facility fees of .375% per annum on the committed line. The revolving credit agreement requires the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. The interest rates and facility fees in the agreement also vary somewhat dependent on the Company's financial performance ranging from LIBOR plus 0.75% up to LIBOR plus 1.25%. The revolving credit agreement also contains other covenants, which restrict the payment of dividends and common stock repurchases to $30 million per year. During fiscal 2001, 2000 and 1999, borrowings under the revolving credit facility and uncommitted lines averaged $26,456,000, $23,437,000 and $27,695,000, respectively, with a maximum amount outstanding of $40,000,000 in 2001, $64,000,000 in 2000 and $68,400,000 in 1999.

The weighted average interest rate paid on these borrowings during the year was 5.3% in 2001, 6.9% in 2000 and 6.2% in 1999. Short-term borrowings totaling $26 million and $24 million were outstanding on November 30, 2001 and December 1, 2000, respectively. Interest payments amounted to $1,402,000, $1,617,000 and $1,720,000 in 2001, 2000 and 1999, respectively.

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities at November 30, 2001 and December 1, 2000 consist of the following:

                                                 2001    2000
                                                ------- -------
                                                (In thousands)
                Salaries, wages and commissions $ 4,503 $ 4,508
                Advertising....................   2,144   1,952
                Pensions.......................   2,440   2,258
                Dividends......................   2,093   2,080
                Nonrecurring charges...........   2,262      --
                Other liabilities..............   8,599  10,868
                                                ------- -------
                                                $22,041 $21,666
                                                ======= =======

7.  NONRECURRING CHARGES

   In the fourth quarter of fiscal 2001, the Company recorded pre-tax nonrecurring charges of $3,059,000 ($.05 per share after tax) related to a restructuring of its administrative staff, the exit of the leased department store segment and retail system asset impairment costs. The restructuring included streamlining certain corporate and divisional operations reducing the administrative workforce by approximately 20% or 120 positions. Expenses for the restructuring included $1,730,000 related to severance payments, $164,000 of employee benefit costs, $437,000 related to the consolidation of the Wilmington, MA returns and product sample facility into the Huntington, Indiana distribution center and $194,000 of other costs associated with the restructuring. Exiting the leased department stores of our business resulted in a write down of leaseholds and other assets of $120,000 and the impairment cost associated with the existing retail system totaled $414,000. During fiscal 2001, the Company paid $797,000 of costs related to these restructuring actions. Included in cost of sales is a provision of $1.8 million for the loss of inventory in leased children's shoe departments that are scheduled to close in April 2002.

   In the third quarter of fiscal 1999, the Company recorded pre-tax nonrecurring charges of $3,254,000 ($.04 per share after tax) related to a restructuring of its administrative staff that was implemented to competitively position itself for future expansion and increased profitability. Certain merchandising, finance and operations functions were shifted from divisional to centralized responsibility, resulting in termination of 75 associates and the elimination of 50 unfilled positions from the Company's administrative staff. The nonrecurring charges during 1999 included $2,358,000 related to severance payments, $637,000 of other employee related costs and $259,000 of other costs associated with the restructuring. During fiscal 2000, the Company paid $1,121,000 of costs related to the restructuring actions taken in fiscal 1999. In the fourth quarter of fiscal 2000, the Company recorded income of $396,000 ($249,000 after tax or less than $.01 per share) related to the reversal of unused prior year restructuring accruals.

   The following table summarizes activity during the three years ended November 30, 2001 with respect to nonrecurring charges:

                                            2001    2000     1999
                                           ------  -------  -------
                                                (In thousands)
           Balance at beginning of year...     --  $ 1,517       --
           Nonrecurring charges (income)..  3,059     (396)   3,254
           Amounts charged against accrual   (797)  (1,121)  (1,737)
                                           ------  -------  -------
           Balance at end of year......... $2,262       --  $ 1,517
                                           ======  =======  =======

8.  LEASES

   The Company leases office and retail store space and certain equipment. A portion of the retail store space is sublet. Some of the leases have provisions for additional rentals based on increased property taxes and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Some leases have renewal options.

   Rent expense for operating leases for the three years in the period ended November 30, 2001 was as follows:

                                         2001     2000     1999
                                        -------  -------  -------
                                              (In thousands)
             Base rent................. $20,365  $19,535  $18,011
             Additional rent...........   1,050    1,321    1,364
             Less rental from subleases    (567)    (570)    (826)
                                        -------  -------  -------
                                        $20,848  $20,286  $18,549
                                        =======  =======  =======

   The future minimum rental payments for all non-cancelable operating leases and the amounts due from tenants on related subleases at November 30, 2001 are as follows:

                                                   (In thousands)
                                                   --------------
              2002................................    $16,243
              2003................................     15,487
              2004................................     14,029
              2005................................     12,108
              2006................................      9,056
              Later years.........................     18,765
                                                      -------
                                                       85,688
              Less rental due from subleases......     (2,011)
                                                      -------
              Total future minimum rental payments    $83,677
                                                      =======

9.  BENEFIT PLANS

   The Company has a non-contributory defined benefit pension plan covering eligible associates. Pension costs are determined actuarially and are funded to the extent that deductions are allowable under the United States Internal Revenue Code. During 2001 and 2000, approximately 68% and 65%, respectively, of the defined benefit plan's assets were invested in equity investments with the remaining 32% and 35% invested in fixed income securities. Salaried, management, sales and non-production hourly associates accrued pension benefits based on the associate's service and compensation. Production associates accrued pension benefits at a fixed unit rate based on service.

   Pension expense, including amortization of prior service costs over the remaining service periods of active associates and the remaining lives of vested and retired associates, for the three years in the period ended November 30, 2001, consists of the following:

                                             2001     2000     1999
                                            -------  -------  -------
                                                  (In thousands)
         Service cost...................... $ 1,417  $ 1,403  $ 2,014
         Interest cost.....................   3,063    2,918    2,800
         Expected return on assets.........  (4,072)  (4,366)  (4,002)
         Net gain recognized...............    (287)    (622)     (59)
         Amortization of prior service cost      61       61       61
         Transition asset recognized.......      --     (284)    (287)
                                            -------  -------  -------
         Net periodic benefit cost (income) $   182  $  (890) $   527
                                            =======  =======  =======

   The following provides a reconciliation of benefit obligations, plan assets, the funded status, and various assumptions related to the Company's defined benefit pension plan:

                                                            2001     2000
                                                           -------  -------
                                                            (In thousands)
   Change in benefit obligation:
      Benefit obligation at beginning of year............. $40,638  $40,610
      Service cost........................................   1,417    1,403
      Interest cost.......................................   3,063    2,918
      Actuarial loss, (gain)..............................     452   (2,035)
      Benefits paid.......................................  (2,271)  (2,258)
                                                           -------  -------
      Benefit obligation at end of year................... $43,299  $40,638
                                                           =======  =======
   Change in plan assets:
      Fair value of plan assets at beginning of year......  46,367   49,599
      Actual return on plan assets........................  (3,443)    (973)
      Employer contributions..............................      --       --
      Benefits paid.......................................  (2,271)  (2,258)
                                                           -------  -------
      Fair value of plan assets at end of year............ $40,653  $46,368
                                                           =======  =======
   Funded status:
      Excess, (deficit) of assets over benefit obligation.  (2,646)   5,729
      Unrecognized net loss, (gain).......................     102   (8,152)
      Unrecognized prior service costs....................     104      165
                                                           -------  -------
      Accrued pension cost................................ $(2,440) $(2,258)
                                                           =======  =======
   Assumptions:
      Discount rate.......................................    7.25%    7.75%
      Expected long-term return on assets.................    9.00%    9.00%
      Compensation increase rate..........................    4.50%    4.50%

   The Company also provides defined contribution plans for its associates. The Company's defined contribution plans, which are qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, enable eligible associates to defer a portion of their salary to be held by the trustees of the plans. The Company makes an additional contribution to the plans equal to a maximum of 50% of the first 6% of savings by each participant. During fiscal 2001, 2000, and 1999 the Company's contribution to the plans amounted to $813,000, $769,000 and $800,000, respectively.

10.  STOCK PURCHASE AND OPTION PLANS

   The Company's Employee Stock Purchase Plan permits eligible associates to elect to subscribe for an aggregate of 5,640,000 shares of common stock of the Company. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company's common stock on either their entry date into the Plan or the last day of the payment period. For the payment periods which ended in December 2000 and June 2001, a total of 104,759 shares were issued under the Plan for an aggregate amount of $570,000. At November 30, 2001, a total of 5,422,968 shares had been purchased under the Plan and 217,032 shares were available for purchase by participating associates.

   During 1998, the Company's shareholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director's Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. An aggregate of 300,000 shares is authorized for issuance under the Plan. Options to purchase common stock are granted at a price equal to the closing price of the Company's common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the shareholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. Under the terms of the Plan, the Company awarded 30,589, 7,935 and 2,959 shares of common stock during 2001, 2000 and 1999, respectively. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company's Deferred Compensation Plan for Directors. At November 30, 2001, the issuance of 74,895 shares has been deferred by participating directors.

   During 2001, the Company's shareholders approved the 2001 Stock Option and Incentive Plan. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the shareholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 2,000,000 shares of the Company's common stock, plus up to an additional 1,000,000 shares which would be available for issuance under the 1998 Stock Option Plan but for its expiration, may be granted to officers and other key associates. The option price of the shares may not be less than the fair market value of the Company's common stock at the date of grant. Options under the Plan generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a five-year period. During 1999, stock awards of 10,750 shares, having an average fair market value of $8.58, were made under the prior, 1998 Stock Option Plan and was expensed during that year.

   A summary of the activity in stock options with respect to all plans for the three years in the period ended November 30, 2001 is as follows:

                                          Number of   Weighted Average
                                           Options     Exercise Price
                                          ----------  ----------------
         Outstanding at November 27, 1998  2,807,030       $10.90
         Granted.........................  2,135,050         8.53
         Exercised.......................    (70,011)        5.63
         Canceled........................ (1,224,616)       10.23
                                          ----------       ------
         Outstanding at December 3, 1999.  3,647,453         9.84
         Granted.........................  1,089,500         5.62
         Exercised.......................     (2,800)        0.25
         Canceled........................ (1,116,032)       10.74
                                          ----------       ------
         Outstanding at December 1, 2000.  3,618,121         8.30
         Granted.........................  1,132,750         6.54
         Exercised.......................   (220,599)        6.43
         Canceled........................   (805,309)        8.53
                                          ----------       ------
         Outstanding at November 30, 2001  3,724,963       $ 7.82
                                          ==========       ======

   The following table summarizes information about stock options outstanding at November 30, 2001:

                                     Weighted Average
                           Number       Remaining     Weighted Average   Number    Weighted Average
Range of Exercise Prices Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
------------------------ ----------- ---------------- ---------------- ----------- ----------------
     $0.25-$6.25........  1,541,929     8.5 years          $ 5.84         209,896       $ 5.00
     $6.375-$9.68.......  1,254,684     7.6 years            7.54         757,300         7.46
     $10.375-$14.50.....    928,350     5.3 years           11.49         880,018        11.52
                          ---------     ---------          ------       ---------       ------
                          3,724,963     7.4 years          $ 7.82       1,847,214       $ 9.12
                          =========     =========          ======       =========       ======

   At December 1, 2000, options to purchase 1,710,679 shares at an average price of $9.71 per share were exercisable (1,742,396 shares at $10.81 per share at December 3, 1999). On a cumulative basis through November 30, 2001, stock awards, options to purchase shares and shares reserved for issuance under deferred compensation plans totaling 8,116,049 shares had been granted under all plans. Rights to purchase an additional 2,796,045 shares at November 30, 2001 (1,300,114 shares at December 1, 2000) could be granted under the plans.

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

   Proforma net income and earnings per share information, included in the table below, has been calculated as if the Company had accounted for stock options and other stock-based compensation under the fair value method. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        2001  2000  1999
                                                        ----  ----  ----
      Risk-free interest rate.......................... 5.00% 6.21% 5.01%
      Dividend yield...................................  2.5%  3.2%  2.2%
      Volatility factor................................   40%   41%   40%
      Weighted average expected life of options (years)  4.5   4.5   4.5

   Accordingly, the weighted average grant date fair values of stock options granted during 2001, 2000 and 1999 were estimated at $2.30, $1.87 and $2.66, respectively. For purposes of proforma disclosure, the estimated fair value is amortized to expense on a straight-line basis over the options vesting periods. A comparison of reported and proforma earnings is as follows for the three years in the period ended November 30, 2001:

                                                    2001    2000    1999
                                                  -------  ------- -------
                                                  (In thousands except for
                                                      per share data)
     Net income
        As reported.............................. $18,997  $25,193 $26,424
        Proforma.................................  17,769   23,562  24,642
     Net income per diluted share of common stock
        As reported..............................     .45      .58     .57
        Proforma.................................     .42      .55     .53

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

   Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $68 per one one-hundredth of a Preferred Share. Each preferred share is entitled to minimum quarterly dividends of $1.00 per share, a minimum preferential liquidation payment of $100 per share and each preferred share will have 100 votes, voting together with the common shares. The Rights, which may be amended by the Board of Directors of the Company under most circumstances, become exercisable at the earlier of ten days following a public announcement that a person or group ("Acquiring Person") has acquired beneficial ownership of 10% or more of the Company's outstanding common stock or ten business days following the commencement of, or announcement of an intention to make, a tender or exchange offer which would result in the beneficial ownership by an Acquiring Person of 10% or more of the outstanding common shares. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of its assets or earnings power are sold after a person has acquired beneficial ownership of 10% or more of the Company's outstanding common stock, the holders of the Rights will have the right to receive upon exercise that number of shares of common stock of the Acquiring Person having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, the holders of the Rights, other than the Acquiring Person, will have the right to receive on exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. The Board of Directors of the Company may also exchange the Rights, in whole or in part, at an exchange ratio of one common share or one one-hundredth of a preferred share, at any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the Company's common stock by such Acquiring Person. The Rights, which have no voting power, expire on July 17, 2007. Preferred Stock Purchase Rights outstanding under the Plan totaled 41,858,898 and 41,590,851 as of November 30, 2001 and December 1, 2000,
respectively.

12.  LITIGATION AND CONTINGENCIES

   The Company is a party to various litigation arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position or results of operations.

   The Company's exclusive licensing arrangement with Tommy Hilfiger Licensing, Inc. to produce and sell Hilfiger branded footwear was amended and renewed for a three-year term expiring March 31, 2004. Management believes that no provision is required for the potential loss of this license.

13.  INCOME TAXES

   The provision for income taxes consists of the following for the three years in the period ended November 30, 2001:

                                              2001   2000     1999
                                             ------ -------  -------
                                                  (In thousands)
          Current:
             Federal........................ $7,156 $11,995  $16,965
             State..........................    473   1,395    1,635
                                             ------ -------  -------
          Total current provision...........  7,629  13,390   18,600
                                             ------ -------  -------
          Deferred:
             Federal........................    114   1,711   (2,013)
             State..........................     64    (192)    (355)
                                             ------ -------  -------
          Total deferred provision (benefit)    178   1,519   (2,368)
                                             ------ -------  -------
          Provision for income taxes........ $7,807 $14,909  $16,232
                                             ====== =======  =======

   Net deferred tax assets as of November 30, 2001 and December 1, 2000 have the following significant components:

                                                       2001    2000
                                                      ------- -------
                                                      (In thousands)
           Deferred tax assets:
              Inventory valuation reserves........... $ 4,643 $ 6,868
              Accounts receivable allowances.........   4,445   5,142
              Compensation and pension accruals......   1,722   3,070
              Nonrecurring charges...................     978      --
              Other accounting reserves and accruals.  12,457  10,414
                                                      ------- -------
           Total deferred tax assets.................  24,245  25,494
                                                      ------- -------
           Deferred tax liabilities:
              Depreciation and amortization..........   4,444   5,563
              Other items............................     414     366
                                                      ------- -------
           Total deferred tax liabilities............   4,858   5,929
                                                      ------- -------
           Net deferred tax assets................... $19,387 $19,565
                                                      ======= =======

   A valuation allowance has not been assigned to the Company's deferred tax assets since management believes it is more likely than not that the Company will fully realize the benefits of such tax assets.

   The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                              2001  2000  1999
                                                              ----  ----  ----
Statutory federal tax rate................................... 35.0% 35.0% 35.0%
State income taxes, net of federal tax benefit...............  1.3   2.0   2.0
Tax provision related to company-owned life insurance program  0.5   0.5   2.2
Reduction in tax accruals recorded in prior years............ (8.1)   --    --
Other........................................................  0.4  (0.3) (1.1)
                                                              ----  ----  ----
Effective income tax rate.................................... 29.1% 37.2% 38.1%
                                                              ====  ====  ====

In 2001, 2000 and 1999, the Company paid income taxes of $13,587,000, $18,587,000 and $12,681,000, respectively.

14.  OPERATING SEGMENTS AND RELATED INFORMATION

   The Company operates in one industry segment, the footwear industry. Operating segments of the Company are based on, among other things, the way the Company's management organizes the components of the Company's business for the purposes of allocating resources and assessing performance. The Company designs and markets footwear under various brand names, which represent the operating segments of the Company. Products for all of the Company's brands are generally manufactured using similar processes. The Company's products also share similar distribution methods and are marketed and sold to the same customer types. Operating results are assessed on an aggregate basis to make decisions about resources to be allocated among the brands. Consequently, because the brands have similar product, distribution, marketing and economic conditions, the Company's operating segments have been aggregated into one reportable segment for financial statement purposes as permitted by the provisions of SFAS 131. The Company presently focuses its brands on the domestic footwear market. No individual country other than the United States accounted for more than 10% of consolidated net sales or assets. The Company's largest customer accounted for approximately 9% of consolidated net sales.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 in the first quarter of fiscal year 2001. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

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

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Adoption of these standards is not expected to have a material effect on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the effect of this new standard but do not expect it to affect financial reporting materially.

16.  QUARTERLY DATA (UNAUDITED)

   The following table provides quarterly data for the fiscal years ended November 30, 2001 and December 1, 2000.

                                   First       Second     Third    Fourth
                                  --------    --------  --------  -------
                                 (In thousands, except for per share data)
       2001
       Net Sales................ $151,093    $153,660   $135,368  $89,026
       Gross profit.............   54,924      58,800     48,204   28,466
       Net income (loss)........    7,818      10,049      7,153   (6,023)
       Per diluted common share:
          Net income (loss).....      .19         .24        .17     (.14)
          Dividends.............      .05         .05        .05      .05

                                   First       Second     Third    Fourth
                                  --------    --------  --------  -------
       2000
       Net sales................ $151,663    $156,533   $144,760  $95,378
       Gross profit.............   54,897      57,864     52,060   33,622
       Net income (loss)........    7,487      10,609      7,782     (685)
       Per diluted common share:
          Net income (loss).....      .17         .24        .18     (.02)
          Dividends.............      .05         .05        .05      .05

   In the fourth quarter of fiscal 2001, the Company recorded pre-tax, nonrecurring charges of $3,059,000 ($.04 per share after tax), associated with its decision to restructure the Company's administrative staff, the exit of the leased department store segment and retail system asset impairment costs.

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


/s/ David M. Chamberlain                           /s/ FRANK A. CARUSO
----------------------------------                 ------------------------
David M. Chamberlain                               Frank A. Caruso
Chairman of the Board of Directors                 Chief Financial Officer
and Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
The Stride Rite Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Stride Rite Corporation and its subsidiaries at November 30, 2001 and December 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of The Stride Rite Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                         /s/ PricewaterhouseCoopers LLP
                                      ------------------------------------
                                           PricewaterhouseCoopers LLP
Boston, Massachusetts
January 9, 2002

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Directors of
The Stride Rite Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 9, 2002 appearing on page F-18 of the 2001 Annual Report on Form 10-K of The Stride Rite Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                             /s/  PRICEWATERHOUSECOOPERS LLP
                                            ------------------------------------
                                                 PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 9, 2002

                          THE STRIDE RITE CORPORATION
                Schedule II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                       Additions
                                            Balance at Charged to             Balance at
                                            Beginning  Costs and                End of
Description                                   Period    Expenses  Deductions    Period
-----------                                 ---------- ---------- ----------  ----------

Fiscal year ended
December 3, 1999:
   Deducted from assets:
       Allowance for doubtful accounts.....  $ 3,898     $1,125     $1,336(a)  $ 3,687
       Allowance for sales discounts.......    5,673      2,490      1,899(b)    6,264
                                             -------     ------     ------     -------
                                             $ 9,571     $3,615     $3,235     $ 9,951
                                             =======     ======     ======     =======

Fiscal year ended
December 1, 2000:
   Deducted from assets:
       Allowance for doubtful accounts.....    3,687      1,040      1,638(a)    3,089
       Allowance for sales discounts.......    6,264      4,685      1,373(b)    9,576
                                             -------     ------     ------     -------
                                             $ 9,951     $5,725     $3,011     $12,665
                                             =======     ======     ======     =======

Fiscal year ended
November 30, 2001:
   Deducted from assets:
       Allowance for doubtful accounts.....    3,089        898        291(a)    3,696
       Allowance for sales discounts.......    9,576        442      2,599(b)    7,419
                                             -------     ------     ------     -------
                                             $12,665     $1,340     $2,890     $11,115
                                             =======     ======     ======     =======

--------
(a) Amounts written off as uncollectible.
(b) Amounts charged against the reserve.

                          THE STRIDE RITE CORPORATION
    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001
                               Index to Exhibits

                 Exhibit No. Description of Exhibit
                 ----------- ----------------------
                     21      Subsidiaries of the Registrant
                     23      Consent of Independent Accountants