Form 10-Q
period 2002-03-01
STRIDE RITE CORP
filed 2002-04-12
CIK 94887

1 of 15 Pages


-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 1, 2002

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

          Yes (X)          No ( )


     As of April 5, 2002, 42,037,963 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.







PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                    March 1,                         March 2,
                                      2002        November 30,         2001
                                  (Unaudited)         2001         (Unaudited)
                                  -------------  ----------------  -------------

  Assets

  Current Assets:
     Cash and cash
      equivalents                     $ 27,948           $81,159         $3,471

     Accounts and notes
      receivable, net                   95,287            44,739        115,923

     Inventories                        93,284           112,481         91,940

     Deferred income taxes              24,245            24,245         25,494

     Other current assets                4,215             5,344          4,451
                                      --------          --------       --------

     Total current assets              244,979           267,968        241,279

  Property and equipment, net           72,496            72,244         75,882

  Other assets                          11,652             9,608         21,782
                                      --------          --------       --------

     Total assets                     $329,127          $349,820       $338,943
                                      ========          ========       ========



















                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    March 1,                         March 2,
                                      2002         November 30         2001
                                  (Unaudited)         2001          (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                      -          $26,000          $10,000
     Accounts payable                 $17,559         23,000           22,626
     Income taxes payable              19,139         11,682           24,081
     Accrued expenses and other
      liabilities                      19,192         22,041           20,431
                                     --------       --------         --------
     Total current liabilities         55,890         82,723           77,138

  Deferred income taxes                 4,858          4,858            5,929


  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000      -                -                 -
       Shares issued - None

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544     14,237          14,237           14,237

     Capital in excess of par
       value                          18,677          19,209           19,898

    Retained earnings                387,902         382,460          377,555

     Less cost of 14,970,372
        shares of common stock
        held in treasury
        (15,087,646 on November
        30, 2001 and 15,264,734
        on March 2, 2001)           (152,437)       (153,667)        (155,814)
                                    --------        --------         --------
     Total stockholders' equity      268,379         262,239          255,876
                                    --------        --------         --------

     Total liabilities and
      stockholders' equity          $329,127        $349,820         $338,943
                                    ========        ========         ========


                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   For the periods ended March 1, 2002 and March 2, 2001
                      (In Thousands Except Per Share Data)


                                                 2002             2001
                                            ---------        ---------

Net sales                                    $140,733         $151,093

Cost of sales                                  88,967           96,169

Selling and administrative expenses            40,084           43,207
                                            ---------        ---------

Operating income                               11,682           11,717

Other income (expense):
   Investment income                              327            1,560
   Interest expense                              (303)            (589)
   Other income (expense), net                   (170)            (468)
                                            ----------       ---------
                                                 (146)             503
                                            ----------       ---------

Income before income taxes                     11,536           12,220

Provision for income taxes                      3,997            4,402
                                            ---------        ---------

Net income                                   $  7,539         $  7,818
                                            =========        =========

Net income per common share:
   Diluted                                   $    .18         $    .19
                                            =========        =========
   Basic                                     $    .18         $    .19
                                            =========        =========

Dividends per common share                   $    .05         $    .05
                                            =========        =========

Average common shares used in per share
   computations:
   Diluted                                     42,187           41,946
                                            =========        =========
   Basic                                       41,906           41,649
                                            =========        =========










                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements

                              THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     For the three months ended March 1, 2002 and
                        March 2, 2001 (Dollars in Thousands)

                                                        2002            2001
                                                    -------------   ------------
Cash provided from (used for):
Operations:
   Net income                                           $ 7,539         $ 7,818
   Adjustments to reconcile to net cash
     provided from (used for) operations:
   Depreciation and amortization                          3,737           3,656
   Compensation expense related to
     stock plans                                            100              60
   Gain related to long-term investments                      -            (451)
   Loss on disposal of property and equipment                29              42
   Changes in:
      Accounts and notes receivable                     (50,548)        (61,548)
      Inventories                                        19,197          13,977
      Other current assets                                1,129           1,914
      Accounts payable, income taxes, accrued
        expenses and other current liabilities             (793)         (5,631)
                                                        --------        --------
      Net cash used for operations                      (19,610)        (40,163)
                                                        --------        --------
Investments:
   Additions to property and equipment                   (3,950)         (3,291)
   Distributions from long-term investments                   -             451
   Decrease in noncurrent marketable
     securities                                              14             474
   Increase in other assets                              (2,126)         (1,223)
                                                        --------        --------
      Net cash used for investments                      (6,062)         (3,589)
                                                        --------        --------
Financing:
   Repayment of short-term debt                         (26,000)        (14,000)
   Proceeds from sale of stock under stock plans            620             327
   Cash dividends paid                                   (2,093)         (2,080)
   Repurchase of common stock                               (66)              -
                                                        --------        -------
      Net cash used for financing                       (27,539)        (15,753)
                                                        --------        --------

Net decrease in cash and cash equivalents               (53,211)        (59,505)

Cash and cash equivalents at beginning of the
   period                                                81,159          62,976
                                                        -------         -------

Cash and cash equivalents at end of the period          $27,948         $ 3,471
                                                        =======         =======




                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended March 1, 2002 and March 2, 2001 is unaudited and subject to year-end audit adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 1, 2002 and March 2, 2001 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 30, 2001 on Form 10-K which included all information and footnotes necessary for such presentation.

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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                                      Three Months Ended
                                               ---------------------------------
                                                  March 1,           March 2,
                                                   2002               2001
                                               --------------     --------------


Net income applicable to common shares             $ 7,539            $ 7,818
                                                   =======            =======

Calculation of shares:
  Weighted average number of common shares
     outstanding(basic)                             41,906             41,649

  Common shares attributable to assumed
     exercise of dilutive stock options and
     stock purchase rights using the treasury
     stock method                                      281                297
                                                   -------            -------

Average common shares and common equivalents
   outstanding during the period (diluted)          42,187             41,946
                                                   =======            =======

Net income per common share (basic)                  $ .18              $ .19
                                                     =====              =====

Net income per common share (diluted)                $ .18              $ .19
                                                     =====              =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                                  First Quarter
                                           ----------------------------
                                                 2002            2001
                                             ------------    ------------
Options to purchase shares of common
  stock (in thousands)                           1,610           2,126


                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOTE 3

     In the  fourth  quarter  of  fiscal  2001,  the  Company  recorded  pre-tax
nonrecurring   charges  of  $3,059,000   related  to  a  restructuring   of  its
administrative staff, the exit of its leased department store business and retail system asset impairment costs. The following table summarizes activity during the first three months of fiscal 2002.

                                                              In thousands
   Balance at November 30, 2001                                  $2,262
   Amounts charged against accrual for severance                   (955)
   Amounts charged against accrual for employee benefit             (12)
   costs
   Amounts charged against accrual for other costs                  (19)
                                                              --------------
   Balance at March 1, 2002                                      $1,276
                                                              ==============

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors Affecting Future Operating Results

     This form 10-Q contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "estimate", "project", "should", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by various trends and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Some of the key factors that may have a direct bearing on our results are presented in the Company's Form 10-K for the fiscal year ended November 30, 2001, which was filed with the Securities and Exchange Commission.

Results of Operations

     The following table summarizes the Company's performance for the first quarter of fiscal 2002 as compared to the results for the comparable period in fiscal 2001:

Increase (Decrease) Percent vs. 2001 Results:
                                                                First Quarter

Net sales                                                          (6.9)%
Gross profit                                                       (5.8)%
Selling and administrative expenses                                (7.2)%
Operating income                                                   (0.3)%
Income before income taxes                                         (5.6)%
Net income                                                         (3.6)%

Operating Ratios as a Percent of Net Sales:
                                                      First Quarter
                                             --------------------------------
                                                 2002              2001
                                             --------------    --------------

Gross profit                                         36.8%             36.4%
Selling and administrative expenses                  28.5%             28.6%
Operating income                                      8.3%              7.8%
Income before income taxes                            8.2%              8.1%
Net income                                            5.4%              5.2%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales in the first quarter of fiscal 2002 decreased $10.4 million (6.9%) from the sales level achieved in the comparable period of fiscal 2001. Revenues related to the Company's wholesale brands decreased 10.4% during the first quarter of 2002, while retail sales during the period increased 12.7% from the same period last year. During the first quarter of 2002, the wholesale brands of the Company had unit shipments of current line merchandise which were 10.2% lower than the 2001 first quarter. The Company's average selling price decreased by 1.4% in the first quarter of 2002, as compared to the same period in 2001. Sales of discontinued products decreased slightly $0.1 million in the first quarter of fiscal 2002 as compared to the same period of fiscal 2001.

     Sales of the Stride Rite Children's Group increased 3.0% in the first quarter of fiscal 2002 as compared to the first quarter of 2001. Sales at the Children's Group's retail stores increased 11.3% in the first quarter of 2002 as compared to the prior year, with most of this increase attributable to the opening of new stores. Sales at comparable Children's Group retail stores increased 2.1% as compared to the first quarter of fiscal 2001, excluding the leased department store retail sales. Sales for the leased department stores were $2.8 million in the first quarter of fiscal 2002 compared to $3.0 million in the same period of fiscal 2001. At the end of the first quarter of 2002, the Children's Group operated 241 stores, up from the 202 stores open at the end of the first quarter of 2001. As previously announced, the Children's Group will be exiting 46 leased department stores during April 2002. The sales reduction resulting from the exiting of the leased department stores is expected to be mostly offset by sales from the approximately fifty new stores scheduled to open during fiscal 2002. Sales of the Tommy Hilfiger brand in the first quarter of fiscal 2002 were 24% below the levels achieved in the same period last year. This sales decline was principally the result of delayed product receipts by several major retailers and lower closeout product sales. Sales of the Keds business unit decreased 11% during the first quarter of fiscal 2002 versus the comparable period last year, primarily due to lower shipments of certain women's basic sneaker programs, including the updated Champion style which was relaunched during last year's first quarter. Sales of Sperry Top-Sider products increased 7% during the first quarter of fiscal 2002. This increase was attributable to increased shipments of its core line of boat shoes. Sales of the International division in the first quarter of 2002 increased 6% compared to the same period last year. This increase was largely driven by the demand for our Tommy Hilfiger and Keds products in South America.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

     During the first quarter of fiscal 2002, gross profit decreased $3.2 million or 5.7% as compared to the same period of fiscal 2001. This compares favorably to the net sales decrease of 6.9% versus the prior years first fiscal quarter. The consolidated gross profit percentage for the first three months of fiscal 2001 improved 0.4 percentage points, to 36.8% in 2002 from 36.4% in fiscal 2001. Improved gross profit performances by Sperry Top-Sider and the Stride Rite Children's Group were able to offset the gross profit percentage decrease recorded by Keds. The LIFO provision had a favorable effect on gross profit comparisons, with LIFO decreasing gross profit by $0.1 million (0.1% of net sales) in fiscal 2002 compared to the greater decrease of $0.7 million (0.5% of net sales) in fiscal 2001.

Operating Costs

     Selling and administrative expenses in the first quarter of fiscal 2002 decreased 7.2% as compared to the first quarter of 2001. Operating costs as a percentage of sales in the first quarter decreased from the comparable period last year by 0.1 percentage points (28.5% in 2002 compared to 28.6% in 2001). Higher retail store expenses resulting from the 23 new stores opened in the first quarter of fiscal 2002 increased overall operating expenses. This increase was offset by lower operating expenses resulting from the corporate restructuring initiated in the fourth quarter of fiscal 2001. The reduction in store expenses, due to the exiting of the 46 leased department stores, is not expected to fully offset the higher store expenses resulting from both the start-up and operation of the approximately 50 new stores scheduled to open in fiscal 2002. Advertising expense represented 4.8% of net sales in the first quarter of 2002, which was lower than the spending rate of 6.0% of sales in the comparable period in 2001. Most of the reduction in advertising expense occurred in the Keds brand, which launched its updated Champion product through television last year. Distribution expenses represented 3.7% of net sales in the first quarters of both fiscal 2002 and fiscal 2001.

Other Income and Taxes

     Other income (expense) decreased pre-tax income by $0.1 million in the first quarter of fiscal 2002. This compares unfavorably to the increase of $0.5 million in the first quarter of fiscal 2001. Investment income during the first quarter of 2002 was $1.2 million lower than the prior year due principally to the realization of a gain on a long-term investment in the prior year along with significantly lower average interest rates on investments during the current fiscal year. Interest expense in the first quarter of 2002 was also lower than the comparable period of fiscal 2001, declining $0.3 million. While average interest rates in the quarter were much lower than in 2001, average short-term borrowings in the first quarter of 2002 were $33.5 million, 17% greater than the average borrowings of $28.7 million in the first quarter of 2001. The $0.3 million decrease in other expense is primarily related to the accelerated write down of a retail asset in the first quarter of the prior year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The provision for income taxes decreased $0.4 million in the first quarter of fiscal 2002 as compared to the similar period in fiscal 2001. This decrease was primarily due to the lower pre-tax income amount combined with the lower effective income tax rate of 34.6% in the first quarter, as compared to the 36.0% rate in 2001. The lower tax rate is based on the year-end projected tax rate.

Net Income

     Net income for the first quarter of fiscal 2002 decreased $0.3 million, down 3.6% from the income earned in the 2001 first quarter. The lower operating costs and reduction in the tax rate were not sufficient to offset the decrease in net sales and associated reduction in gross profit. However, because of the improved gross profit percentage performance, the Company's return on net sales improved by 0.2 percentage points in the first quarter of 2002 (5.4% of sales in 2002 compared to 5.2% in 2001).

Liquidity and Capital Resources

     At March 1, 2002,  the Company's  balance sheet reflects a current ratio of
4.4 to 1 with no debt. The Company's cash and cash equivalents totaled $27.9 million at the end of the latest quarter, an increase from the prior year's cash and investments total of $3.5 million. A significant portion of this increase resulted from the reallocation of intermediate term fixed income investments to cash equivalents during the fourth quarter of fiscal 2001. The Company uses its $75 million revolving credit agreement to fund seasonal working capital needs. There were no borrowings under this line of credit at March 1, 2002. Borrowings at the end of the first quarter of 2001 totaled $10.0 million.

     The Company's customary seasonal shipping and cash flow patterns typically require the use of funds in the first quarter of the fiscal year. During the first quarter of fiscal 2002, the Company used $19.6 million of cash to fund operating needs. This negative cash flow amount was less than the $40.2 million use of cash required to fund operations during the first quarter of fiscal 2001.

     At March 1, 2002, accounts receivable and inventory levels totaled $188.6 million, a decrease of $19.3 million or 9.3% below the $207.9 million asset amount at the end of the first quarter of 2001. Accounts receivable at the end of the first quarter of 2002 decreased $20.6 million or 18% from the same period in 2001. This decrease was greater than the 6.9% decrease in net sales as compared to the prior year's first quarter. Days sales outstanding improved by 8 days to 62 days in the first quarter of fiscal 2002 from 70 days in the same period of fiscal 2001. A larger percentage of wholesale shipments occurred later in the quarter during the previous fiscal year, contributing to the higher accounts receivable balance at the end of the first quarter of fiscal 2001 versus fiscal 2002. Inventories were slightly higher at the end of the first quarter of 2002, up $1.3 million or 1.5% from the 2001 level.

                                       12
PART I - FINANCIAL INFORMATION (Continued)

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Additions to property and equipment totaled $4.0 million in the first quarter of 2002 compared to $3.3 million in the 2001 first quarter. The majority of the capital expenditure increase related to the 22 new retail stores opened during the first quarter of fiscal 2002 somewhat offset by lower spending on information technology. During the quarter, the Company repurchased 10,000 shares of its common stock. At March 1, 2002, the Company had approximately 2.0 million shares remaining on the repurchase authorization voted by the Board of Directors in December 1999.

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



Date:  April 12, 2002               By:  /S/Frank A. Caruso
                                    ---------------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer