Form 10-Q
period 2002-05-31
STRIDE RITE CORP
filed 2002-07-12
CIK 94887

1 of 16 pages

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended May 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                            For the transition period from to .

                         Commission File Number: 1-4404

                          THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

                 Massachusetts                    04-1399290
               ------------------------        -----------------------
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

          Yes (X)           No ( )
                                  -

     As of July 10, 2002, 41,724,689 shares of the registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.




PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                    May 31                           June 1,
                                     2002         November 30,        2001
                                  (Unaudited)         2001         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents        $ 67,378         $ 81,159        $ 19,608

     Accounts and notes
       receivable, net                  80,749           44,739          89,567

     Inventories                        77,226          112,481          94,666

     Deferred income taxes              24,245           24,245          25,494

     Other assets                        4,184            5,344           3,184
                                      --------         --------        --------

     Total current assets              253,782          267,968         232,519

  Property and equipment, net           70,974           72,244          74,621

  Other assets                          10,286            9,608          21,600
                                      --------         --------        --------

     Total assets                     $335,042         $349,820        $328,740
                                      ========         ========        ========

















                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                              THE STRIDE RITE CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    May 31,                           June 1,
                                      2002        November 30,         2001
                                  (Unaudited)         2001          (Unaudited)
                                ---------------  --------------   --------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                        -       $  26,000                -
     Accounts payable                  $14,326         23,000         $ 17,608
     Income taxes payable               16,239         11,682           20,953
     Accrued expenses and other
       liabilities                      21,174         22,041           20,370
                                 -------------    -----------        ---------
     Total current liabilities          51,739         82,723           58,931

  Deferred income taxes                  4,858          4,858            5,929


  Stockholders' Equity:
     Preferred stock,
        $1 par value
       Shares authorized -
        1,000,000
       Shares issued - None                -               -                 -

     Common stock, $.25 par
       value
       Shares authorized -
        135,000,000
       Shares issued -
        56,946,544                     14,237          14,237           14,237

     Capital in excess of par
       value                           18,007          19,209           19,875

    Retained earnings                 397,369         382,460          385,521

     Less cost of 14,911,079
        shares of common stock
        held in treasury
        (15,087,646 on November
        30, 2001 and 15,258,760
        on June 1, 2001)             (151,168)       (153,667)        (155,753)
                                    ----------      ----------        ---------
     Total stockholders' equity       278,445         262,239          263,880
                                    ----------      ----------        ---------

     Total liabilities and
       stockholders' equity         $ 335,042       $ 349,820        $ 328,740
                                    =========       =========        =========

                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    For the periods ended May 31, 2002 and June 1, 2001
                      (In Thousands Except Per Share Data)


                               Three Months Ended            Six Months Ended
                               ------------------            ----------------
                              May 31,       June 1,       May 31,        June 1,
                               2002          2001           2002          2001
                            ----------    ----------    -----------   ----------

Net sales                   $ 156,480     $ 153,660     $297,213       $304,753

Cost of sales                  98,041        94,860      187,008        191,029

Selling and
 administrative expenses       41,006        43,072       81,090         86,279
                            ---------     ---------     --------       --------

Operating income               17,433        15,728       29,115         27,445

Other income(expense):
  Investment income               399           408          726          1,968
  Interest expense               (233)         (486)        (536)        (1,075)
  Other, net                      (83)          (85)        (253)          (553)
                            ----------    ----------    ---------      ---------
                                   83          (163)         (63)           340
                            ---------     ----------    ---------      --------
Income before income
 taxes                         17,516        15,565       29,052         27,785

Provision for income
 taxes                          5,944         5,516        9,941          9,918
                            ---------     ---------     --------       --------

Net income                  $  11,572     $  10,049     $ 19,111       $ 17,867
                            =========     =========     ========       ========

Net income per common share:
  Diluted                   $     .27     $     .24     $    .45       $    .43
                            =========     =========     ========       ========
  Basic                     $     .28     $     .24     $    .46       $    .43
                            =========     =========     ========       ========
Dividends per common
share                       $     .05     $     .05     $    .10       $    .10
                            =========     =========     ========       ========

Average common shares
 used in per share
 computations:
  Diluted                      42,566        42,060       42,376         42,003
                            =========     =========     ========       ========
  Basic                        42,024        41,687       41,965         41,668
                            =========     =========     ========       ========








                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   For the six months ended May 31, 2002 and June 1, 2001
                                   (Dollars in Thousands)

                                                         2002            2001
                                                    -------------    -----------
Cash was provided from (used for):
Operations:
   Net income                                         $ 19,111         $ 17,867
   Adjustments to reconcile to net cash provided
      from (used for) operations:
   Depreciation and amortization                         7,543            7,345
   Compensation expense related to executive
      stock plans                                          120              115
   Gain related to long-term investments                     -             (451)
   Loss on disposal of property and
      equipment                                            606               58
   Changes in:
      Accounts and notes receivable                    (36,010)         (35,192)
      Inventories                                       35,255           11,251
      Other current assets                               1,160            3,181
      Accounts payable, income taxes, accrued
       expenses and other current liabilities           (4,962)         (13,879)
                                                    -----------        ---------
      Net cash provided from(used for)operations        22,823           (9,705)
                                                    ----------         ---------
Investments:
   Additions to property and equipment                  (6,742)          (5,667)
   Distribution from long-term investments                   -              451
   Net sales of marketable securities                      250              316
   Increase in other assets                             (1,064)            (952)
                                                    -----------        ---------
      Net cash used for investments                     (7,556)          (5,852)
                                                    -----------        ---------
Financing:
   Short-term debt repayments                          (26,000)         (24,000)
   Proceeds from sale of stock under stock plans         1,561              352
   Cash dividends paid                                  (4,190)          (4,163)
   Repurchase of common stock                             (419)               -
                                                    -----------        --------
      Net cash used for financing                      (29,048)         (27,811)
                                                    -----------        ---------

Net decrease in cash and cash equivalents              (13,781)         (43,368)

Cash and cash equivalents at beginning of the
  period                                                81,159           62,976
                                                    ----------         --------

Cash and cash equivalents at end of the period        $ 67,378         $ 19,608
                                                    ==========         ========



                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended May 31, 2002 and June 1, 2001 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended May 31, 2002 and June 1, 2001 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 30, 2001 on Form 10-K which included all information and footnotes necessary for such presentation.

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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                       May 31,    June 1,    May 31,    June 1,
                                         2002      2001        2002       2001
                                       -------   --------   --------   ---------

Net income applicable to common
  shares                               $11,572   $10,049     $19,111    $17,867

Calculation of shares:
   Weighted average number of
     common shares outstanding
     (basic)                            42,024    41,687      41,965     41,668

  Common shares attributable to
    assumed exercise of dilutive
    stock options and stock
    purchase rights using the
    treasury stock method                  542       373         411        335
                                       -------   -------     -------    -------

Average common shares and common
  equivalents outstanding during
  the period (diluted)                  42,566    42,060      42,376     42,003
                                       =======   =======     =======    =======

Net income per common share (basic)    $   .28   $   .24     $   .46    $   .43
                                       =======   =======     =======    =======

Net income per common share
  (diluted)                            $   .27   $   .24     $   .45    $   .43
                                       =======   =======     =======    =======



     The following options were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares:

                                     Second Quarter        First Six Months
                                  ---------------------- ----------------------
                                      2002       2001       2002        2001
                                  ---------    --------- ---------   ----------
 Options to purchase shares of
   common stock (in thousands)        959       1,998       1,466      2,068

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                     NOTE 3

     In the  fourth  quarter  of  fiscal  2001,  the  Company  recorded  pre-tax
nonrecurring   charges  of  $3,059,000   related  to  a  restructuring   of  its
administrative staff, the exit of its leased department store business and retail system asset impairment costs. The Company expects to fully utilize this accrual before the end of the 2002 fiscal year's fourth quarter. The following table summarizes activity during the first six months of fiscal 2002:

                                                       Second           Six
(In thousands)                                        Quarter         Months
--------------                                      -------------  -------------

Balance at beginning of period                         $1,276         $2,262
Amounts charged against accrual for severance            (293)        (1,248)
Amounts charged against accrual for employee
benefit costs                                               -            (12)
Amounts charged against accrual for other costs          (210)          (229)
                                                    -------------  -------------
Balance at May 31, 2002                                  $773           $773
                                                    =============  =============

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

Results of Operations

     The following table summarizes the Company's performance for the second quarter and first six months of fiscal 2002 as compared to the results for the same periods in fiscal 2001:

Increase (Decrease) Percent vs. 2001 results:
---------------------------------------------
                                           Second Quarter      Six Months
                                           --------------      ----------
Net sales                                        1.8%             (2.5)%
Gross profit                                    (0.6)%            (3.1)%
Selling and administrative expenses             (4.8)%            (6.0)%
Operating income                                10.8%              6.1%
Income before income taxes                      12.5%              4.6%
Net income                                      15.2%              7.0%

Operating Ratios as a Percent to Net Sales:
-------------------------------------------
                                         Second Quarter       Six Months
                                         --------------       ----------
                                          2002    2001       2002     2001
                                         ------  ------     ------   ------
Gross profit                              37.3%     38.3%    37.1%     37.3%
Selling and administrative expenses       26.2%     28.0%    27.3%     28.3%
Operating income                          11.1%     10.2%     9.8%      9.0%
Income before income taxes                11.2%     10.1%     9.8%      9.1%
Net income                                 7.4%      6.5%     6.4%      5.9%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales in the second quarter of fiscal 2002 increased $2.8 million or 1.8% above the net sales level for the same period of fiscal 2001. In the second quarter of 2002, wholesale brand revenues increased 1%, while retail sales increased 9% from the same period in 2001. Over the first six months of 2002, consolidated net sales decreased by $7.5 million, 2.5% below the net sales for the comparable period of 2001. Revenues related to the Company's wholesale brands declined 5% during the first half of 2002, while retail sales increased 10%. Unit shipments of current line merchandise for the wholesale brands during the first half of 2002 were below the comparable period in 2001 by 3.8%. The Company's average selling price was also lower in the first half of 2002, decreasing 3% from last year. Sales of discontinued products increased $5.8 million in the first half of 2002 as compared to the same period in 2001.

     Sales of the Stride Rite Children's Group decreased 4% in the second quarter of fiscal 2002, the result of a 7% increase in retail sales and a 20% decrease in sales to wholesale accounts, as compared to the same period in fiscal 2001. During the second quarter of 2002, sales at comparable, company-owned Children's Group retail stores decreased 4.4% from the same period of 2001. For the first six months of 2002, sales of the Stride Rite Children's Group decreased 1% from the same period in 2001, with the retail portion increasing 9% and the wholesale portion decreasing 12%. Sales at comparable, company-owned retail stores decreased 1.7% during the first half of 2002. The increase in retail sales for the second quarter and six months is attributable to stores that have opened during the most recent twelve months. A weak Easter selling period, combined with an unseasonably cool Spring, adversely impacted the sales of the Stride Rite Children's Group for both the second quarter and six months. Additionally, sales of the Munchkin product line were below the levels recorded in the same period for the prior year. At the end of the second quarter of 2002, the Children's Group operated 208 stores, up 2% from the 203 stores open at the end of the second quarter in 2001. The Company opened 35 new stores and closed 1 underperforming location in the first six months of 2002. Historically, it has taken 12 to 15 months for new stores to reach their normal operating performance. We expect that to be the case with the new stores opening in fiscal 2002. Also, as previously disclosed, the Stride Rite Children's Group exited the 46 leased department stores during the second quarter of fiscal 2002. The sales reduction resulting from the exit of the leased department stores is expected to be mostly offset by sales from the approximately 50 new stores scheduled to open during fiscal 2002.

     In the second quarter of fiscal 2002, sales of the Keds brand were 2% higher than the comparable period of fiscal 2001. This increase was largely driven by increased sales of promotional products during the quarter which were up $1.3 million. Also contributing to this increase was a 10% growth in the sale of Grasshoppers' products for the quarter as compared to the same period in 2001. Offsetting much of these increases, women's first quality sales for the quarter decreased 4% versus the prior year and sales of children's products were down 12% for the quarter as compared to the prior

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

year. For the first six months of 2002, Keds' net sales declined 5% compared to the same period of 2001. A 26% increase in sales of Grasshoppers' products coupled with a 36% increase in sales of discontinued products were unable to offset the 18% decrease in sales of Keds' women's products during the first half of 2002 as compared to the same period in 2001. The decrease in women's products was principally the result of the first half introduction in 2001 of the updated Keds Champion style.

     Sales of Tommy Hilfiger footwear products in the second quarter of fiscal 2002 increased 16% as compared to the same period in fiscal 2001. This increase was primarily driven by increased retail distribution both in first quality and promotional product as compared to the prior year's second quarter. Sales increases in both the men's and boys' product categories, with first quality sales up 21% and 33%, respectively, versus the prior year were partially offset by a 2% decrease in the women's and girls' product lines. For the first six months of 2002, sales of Tommy Hilfiger footwear decreased 5% as compared to the same period in 2001. Competitive pricing pressure in the women's product category contributed to a 10% decrease in women's first half 2002 sales as compared to the same period last year. This decrease in Tommy Hilfiger's largest product category could not be offset by the 9% increase in men's first quality sales and the 14% increase in sales of discontinued items during the first six months of fiscal 2002 compared to the 2001 year's first half.

     Sales of the Sperry Top-Sider brand increased 7% in the second quarter of fiscal 2002, bringing the first half sales increase to 7% above the comparable period of fiscal 2001. Sperry's second quarter and six months sales increases were largely the result of increased women's products sales.

     International revenues in the second quarter of 2002 were 5% above the comparable period of 2001. For the first six months of 2002, International revenues increased 6% from the comparable period of 2001.

Gross Profit

     During the first six months of fiscal 2002, gross profit decreased $3.5 million or 3.1% below the same period in fiscal 2001. This decrease compares unfavorably to the net sales decrease of 2.5% as compared to the same period last year. The consolidated gross profit percent in the first half of 2002 decreased 0.2 percentage points, finishing at 37.1% in 2002 compared to 37.3% in 2001. Gross profit performance also decreased in the second quarter of 2002, compared to the same period in 2001, 37.3% in 2002 compared to 38.3% in the 2001 second quarter. Increased closeout sales and promotional activity, supporting sales initiatives principally in the Keds and Tommy Hilfiger brands, negatively impacted their gross profit comparisons to the prior year's six-month results. The benefit of greater retail store sales, which have a higher gross profit percentage, was unable to fully compensate for the effect of the closeout and promotional activity. The Company's LIFO provision had a favorable impact on gross profit comparisons for the first six months of 2002, with LIFO increasing gross profit by $0.2 million (less than 0.1% of net sales) in 2002 compared to a reduction of $1.2 million (0.4% of net sales) in 2001.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Costs

     Selling and administrative expenses in the first half of fiscal 2002 decreased $5.2 million or 6.0% from the spending level in the first half of fiscal 2001. Operating costs as a percentage of sales in the first half decreased 1.0 percentage point from the same period of 2001 (27.3% in 2002 compared to 28.3% in 2001). The expense level in the first half of fiscal 2002 compared favorably to the same period in fiscal 2001 primarily due to the impact in the prior year of executive termination charges, which totaled $1.8 million, along with lower operating expenses in fiscal 2002 resulting from the corporate restructuring initiated in the fourth quarter of fiscal 2001.

     Advertising expenses for the first six months of fiscal 2002 represented 4.7% of net sales, which was below the 5.9% spending rate in the comparable period of fiscal 2001. The reduction in advertising expense was primarily due to reductions in Keds spending. In the prior year, additional Keds advertising spending was used to support the launch of the updated Champion style. Distribution expenses represented 3.4% of net sales in the first six months of fiscal 2002, which was favorable to the 3.6% rate during the comparable period of fiscal 2001. Retail store expenses were higher for the first six months of fiscal year 2002 due to the 36 new stores opened as part of our retail expansion, 35 by Stride Rite Children's Group and 1 by Keds. During the second quarter of fiscal 2002 the Company successfully exited the 46 leased department stores. The costs of exiting this business were included as part of the restructuring charge recorded during the fourth quarter of fiscal 2001. The associated reduction in expense from the exiting of this business is not expected to fully offset the higher new store expenses. Newly opened stores typically have higher expense levels due to start up and operational costs until they establish their normal financial operating performance. Operating expenses for non-comparable retail stores increased $3.6 million for the second quarter and $5.8 million for the six months as compared to the same period in the prior fiscal year.

Other Income and Taxes

     Other income (expense) decreased pre-tax income by $0.1 million in the first six months of fiscal 2002 compared to an increase of $0.3 million in the similar period of fiscal 2001. Investment income for the first six months of 2002 was $0.7 million, down from the $2.0 million for the first half of 2001. The $1.3 million decrease in investment income is the result of significantly lower average interest rates on investments during the current fiscal year as well as the realization of a gain in fiscal 2001 on a long-term investment. Interest expense in the first six months of 2002 decreased to $0.5 million compared to $1.1 million in 2001. The average interest rate on borrowed funds was 2.7% during the first six months, significantly lower than the 6.4% rate during the comparable period last year. Average short-term borrowings in the first six months of 2002 were $29.3 million, 2% higher than the average borrowings of $28.7 million in the comparable period of 2001.

     Our effective income tax rate was 34.2% for the first six months of fiscal 2002 versus 35.7% for the same period in the prior fiscal year. The lower tax rate is based on the year-end projected tax rate. 12

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income

     Net income for the first six months of fiscal 2002 increased $1.2 million, up 7.0% from the income earned in the same period of fiscal 2001. Lower operating expenses and a lower effective income tax rate were sufficient to offset the impact of lower sales and gross profits. Prior year operating expenses included the $1.2 million after-tax cost of the executive termination charges. As a result, the Company's return on net sales of 6.4% in the first six months of 2002 was improved over the 5.9% in the first half of 2001.

Liquidity and Capital Resources

     At May 31, 2002,  the Company's  balance sheet  reflects a current ratio of
4.9 to 1 with no long-term debt. The Company's cash and cash equivalents totaled $67.4 million at the end of the latest quarter, well above the prior year's cash and cash equivalents total of $19.6 million. When combined with intermediate-term fixed income investments, which are included in other assets, total available cash and investments amounted to $67.7 million at May 31, 2002 compared to $31.5 million in 2001. The Company uses its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of May 31, 2002, or June 1, 2001.

     During the first six months of fiscal 2002, $22.8 million of cash was provided from operations. This positive cash flow amount was well above the $9.7 million of cash used by operations during the same period in fiscal 2001. At May 31, 2002, accounts receivable and inventory levels totaled $158.0 million, a decrease of $26.2 million or 14% below the $184.2 million asset amount at the end of the second quarter of 2001. Accounts receivable at the end of the second quarter of 2002 decreased $8.8 million or 10% compared to the prior year. This compares favorably to the 1% increase in wholesale sales in the second quarter of fiscal 2002 versus the same period last year. Days sales outstanding at the end of the second quarter were 45 days, a reduction of 6 days from the same quarter in the prior year. Much of this improvement is the result of aggressively pursuing past due receivables. Inventories were also lower at the end of the second quarter of 2002, down $17.4 million or 18% from the 2001 level. This improvement was primarily the result of increasing inventory turn, by carefully monitoring sell-through performance of our larger retail customers to better forecast product demand. Also, shortened lead times have allowed reductions in certain inventory quantities.

     Additions to property and equipment totaled $6.7 million in the first half of fiscal 2002 was above the $5.7 million for the same period in fiscal 2001. The greater capital expenditures were the result of higher spending on new retail stores somewhat offset by lower spending for information technology. During the first half of 2002, the Company repurchased 110,000 shares of its common stock. At May 31, 2002, the Company had 1.9 million shares remaining on the repurchase authorization approved by the Board of Directors in December 1999.

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on April 11, 2002. The two directors nominated by management were elected by the vote set forth below:

                                             Votes
                                    ------------------------
             Name of  Director         For       Withheld
             -----------------      ------------------------
             Frank R. Mori          36,715,039   1,189,790
             Bruce Van Saun         36,713,184   1,191,645

     The Company's other directors, whose term of office continues after the 2002 stockholders' meeting, are as follows:

                              David M. Chamberlain
                              Christine M. Cournoyer
                              Donald R. Gant
                              Myles J. Slosberg


     The Company's shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as auditors of the Company for the 2002 fiscal year by the vote set forth below:


                     Votes
         ---------------------------------------------------
               For                  Against    Abstentions
               ---                  -------    -----------
            37,651,411             198,103       55,315


     The shareholders voted in favor of a proposal requesting that the directors consider and act upon to approve and adopt The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan, by the vote set forth below:

                     Votes
         ---------------------------------------------------
               For                  Against    Abstentions
               ---                  -------    -----------
           34,479,890             3,229,069      195,870

     The shareholders voted against a proposal regarding global human rights standards, by the vote set forth below:

                     Votes
         ---------------------------------------------------
                                                              Broker
               For                  Against    Abstentions   Non-Vote
               ---                  -------    -----------   --------
            2,953,293            19,201,964     6,947,580    8,801,992

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits.  The following exhibits are contained in this
                --------
                report:

                None

         (b)    Reports on Form 8-K
                -------------------
                There were no reports filed on Form 8-K during the most recent quarterly period.

                         THE STRIDE RITE CORPORATION


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized. THE STRIDE RITE CORPORATION (Registrant)



Date:  July 12, 2002                By:  /S/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer