Form 10-Q
period 2002-08-30
STRIDE RITE CORP
filed 2002-10-11
CIK 94887

1 of 20 pages
-------------------------------------------------------------------------------
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, DC 20549

                                         FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 2002

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

                             Massachusetts 04-1399290
                        --------------------------------
               (State or other jurisdiction) (I.R.S. Employer Identified No.)

                  191 Spring Street, Lexington, Massachusetts 02421
                 (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code: (617)824-6000

             Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
--------------------------------                         -----------------------
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

          Yes (X)          No ( )
                                 -

As of October 9, 2002, 40,101,793 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                THE STRIDE RITE CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands)

                                  August 30,                       August 31,
                                     2002         November 30,        2001
                                  (Unaudited)         2001         (Unaudited)
                                 --------------   --------------  --------------

  Assets

  Current Assets:
     Cash and cash equivalents        $ 73,979         $ 81,159        $ 17,443

     Accounts and notes
       receivable, net                  70,436           44,739          83,909

     Inventories                        77,531          112,481         107,607

     Deferred income taxes              23,759           24,245          25,808

     Other assets                        3,874            5,344           3,169
                                      --------         --------        --------

     Total current assets              249,579          267,968         237,936

  Property and equipment, net           70,539           72,244          73,686

  Other assets                          13,632            9,608          21,365
                                      --------         --------        --------

     Total assets                     $333,750         $349,820        $332,987
                                      ========         ========        ========



















                     The accompanying notes are an integral part of the condensed consolidated financial statements.


                                THE STRIDE RITE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Dollars in Thousands)

                                  August 30,                        August 31,
                                     2002         November 30,         2001
                                  (Unaudited)         2001         (Unaudited)
                                 --------------   --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Short-term debt                       -       $  26,000                 -
     Accounts payable               $ 13,957          23,000          $ 18,815
     Income taxes payable             16,412          11,682            19,592
     Accrued expenses and other
      liabilities                     25,892          22,041            18,666
                                 -----------      ----------          --------
     Total current liabilities        56,261          82,723            57,073

  Deferred income taxes                5,162           4,858             5,236


  Stockholders' Equity:
     Preferred stock,
        $1 par value
       Shares authorized -
        1,000,000
       Shares issued - None               -                -                 -

     Common stock, $.25 par
       value
       Shares authorized -
        135,000,000
       Shares issued -
        56,946,544                    14,237          14,237            14,237

     Capital in excess of par
       value                          17,674          19,209            19,002

    Retained earnings                402,383         382,460           390,576

     Less cost of 16,390,253
        shares of common stock
        held in treasury
        (15,087,646 on November
        30,2001 and 15,002,590
        on August 31, 2001)         (161,967)       (153,667)        (153,137)
                                 -----------      ----------         --------
     Total stockholders' equity      272,327         262,239          270,678
                                 -----------      ----------          -------

     Total liabilities and
       stockholders' equity         $333,750        $349,820         $332,987
                                 ===========      ==========         ========


                     The accompanying notes are an integral part of the condensed consolidated financial statements.


                            THE STRIDE RITE CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             For the periods ended August 30, 2002 and August 31, 2001
                        (In Thousands Except Per Share Data)

                          Three Months Ended             Nine Months Ended
                    -----------------------------  -----------------------------
                      August 30,     August 31,      August 30,     August 31,
                         2002           2001            2002           2001
                    --------------  -------------  --------------  -------------

Net sales             $136,989       $135,368        $434,203       $440,121

Cost of sales           86,203         87,164         273,212        278,193

Selling and
 administrative
 expenses               41,667         39,038         122,757        125,317
                     ---------      ---------       ---------      ---------


Operating income         9,119          9,166          38,234         36,611

Other income
  (expense):
  Interest income          294            494           1,020          2,462
  Interest expense         (71)          (353)           (607)        (1,428)
  Other, net               (62)           (86)           (315)          (639)
                     ----------     ---------       ---------      ---------
                           161             55              98            395
                     ---------      ---------       ---------      ---------
Income before
 income taxes            9,280          9,221          38,332         37,006

Provision for
 income taxes            2,239          2,068          12,179         11,986
                     ---------      ---------       ---------      ---------

Net income            $  7,041      $   7,153        $ 26,153      $  25,020
                     =========      =========       =========      =========

Net income per
  common share:
  Diluted             $    .17      $     .17        $    .62      $     .59
                     =========      =========       =========      =========
  Basic               $    .17      $     .17        $    .63      $     .60
                     =========      =========       =========      =========
Dividends per
  common share        $    .05      $     .05        $    .15      $     .15
                     =========      =========       =========      =========

Average common
  shares used in
  per share
  computations:
  Diluted               41,657         42,372          42,137         42,126
                     =========      =========       =========      =========
  Basic                 41,308         41,817          41,746         41,718
                     =========      =========       =========      =========





                     The accompanying notes are an integral part of the
                        Condensed consolidated financial statements.

                        THE STRIDE RITE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        For the nine months ended August 30, 2002 and August 31, 2001
                          (Dollars in Thousands)

                                                     August 30,      August 31,
                                                        2002            2001
                                                  --------------  --------------
Cash provided from (used for):
Operations:
   Net income                                        $ 26,153        $ 25,020
   Adjustments to reconcile to net cash provided
      from (used for) operations:
   Depreciation and amortization                       11,849          10,777
   Deferred income taxes, net                             790          (1,007)
   Compensation expense related to executive
      stock plans                                         120             170
   Gain related to long-term investments                    -            (451)
   Loss on disposal of property and
      equipment                                           631              83
   Changes in:
      Accounts and notes receivable                   (25,697)        (29,534)
      Inventories                                      34,950          (1,690)
      Other current assets                              1,642           3,196
      Accounts payable, income taxes, accrued
       expenses and other current liabilities            (341)        (15,693)
                                                    ----------       ---------
      Net cash provided from(used for)operations       50,097          (9,129)
                                                    ---------        ---------
Investments:
   Additions to property and equipment                (10,576)         (8,118)
   Distribution from long-term investments                  -             451
   Sales(purchases)of marketable securities, net          250             (61)
   Increase in other assets                            (4,645)           (407)
                                                    ----------       ---------
      Net cash used for investments                   (14,971)         (8,135)
                                                    ----------       ---------
Financing:
   Short-term debt repayments                         (26,000)        (24,000)
   Proceeds from sale of stock under stock plans        1,974           1,979
   Cash dividends paid                                 (6,296)         (6,248)
   Repurchase of common stock                         (11,984)              -
                                                    ----------       --------
      Net cash used for financing                     (42,306)        (28,269)
                                                    ----------       ---------


Net decrease in cash and cash equivalents              (7,180)       (45,533)

Cash and cash equivalents at beginning of the
period                                                 81,159         62,976
                                                   ----------       --------

Cash and cash equivalents at end of the period      $  73,979       $ 17,443
                                                   ==========       ========



                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 30, 2002 and August, 31, 2001 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended August 30, 2002 and August 31, 2001 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 30, 2001 on Form 10-K which included all information and footnotes necessary for such presentation.

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

                            THE STRIDE RITE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       NOTE 2

     Basic earnings per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised.

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                        Aug. 30,   Aug. 31,   Aug. 30  Aug. 31,
                                          2002       2001      2002      2001
                                          ----       ----      ----      ----
Net income applicable to common
shares                                  $  7,041  $  7,153   $ 26,153  $ 25,020

Calculation of shares:
   Weighted average number of common
shares outstanding(basic)                 41,308    41,817     41,746    41,718

   Common shares attributable to
      assumed exercise of dilutive
      stock options and stock
      purchase rights using the
      treasury stock method                  349       555        391       408
                                        --------  --------   --------  --------

Average common shares and common
   equivalents outstanding during
the period (diluted)                      41,657    42,372     42,137    42,126
                                        ========  ========   ========  ========

Net income per common share (basic)     $    .17  $    .17   $    .63  $    .60
                                        ========  ========   ========  ========

Net income per common share(diluted)    $    .17  $    .17   $    .62  $    .59
                                        ========  ========   ========  ========


     The following options were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares:

                                      Third Quarter       First Nine Months
                                  ---------------------------------------------
                                     2002       2001       2002        2001
                                  --------------------------------- -----------
 Options to purchase shares of
 common stock (in thousands)        1,390           996   1,435          1,745










                                                7
PART I - FINANCIAL INFORMATION (Continued)

                          THE STRIDE RITE CORPORATION


                                     NOTE 3

     In the  fourth  quarter  of  fiscal  2001,  the  Company  recorded  pre-tax
nonrecurring   charges  of  $3,059,000   related  to  a  restructuring   of  its
administrative staff, the exit of its leased department store business and retail system asset impairment costs. The Company expects to fully utilize this accrual before the end of the 2002 fiscal year's fourth quarter. The following table summarizes activity during the first nine months of fiscal 2002:

                                                       Third           Nine
(In thousands)                                        Quarter         Months
--------------                                     -------------  --------------
Balance at beginning of period                           $773         $2,262
Amounts charged against accrual for severance             (82)        (1,330)
Amounts charged against accrual for employee
benefit costs                                               -            (12)
Amounts charged against accrual for other costs          (503)          (732)
                                                   -------------  --------------
Balance at August 30, 2002                               $188           $188
                                                   =============  ==============


                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will be", "will result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company's products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; difficulties in implementing, operating and maintaining the Company's complex information systems and controls, including, without limitation, the systems related to the Company's retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company's products; the underperformance or delay of new products; the possible failure to retain the Tommy Hilfiger footwear license; the ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers, the consolidation or restructuring of such customers, including large department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines, including, without limitation, potential delays in delivery of the Company's products as a result of the backlog from the closure of U.S. West Coast ports; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

     The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     We discussed a number of significant trends and specific factors affecting the footwear industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of our Annual Report on Form 10-K for the fiscal year 2001 under the heading "Overview". Those trends and factors continue to be very relevant to the Company's performance and financial condition.

     In addition, the Company continues to closely monitor the contract negotiations between the Pacific Maritime Association (the "PMA") and the International Longshore and Warehouse Union (the "ILWU"). The PMA represents West Coast port employers and shippers, who handle a substantial amount of the Company's import shipments from overseas suppliers. The previous contract between the PMA and ILWU expired on July 1, 2002, subsequent to which work stoppages and short-term compromises have occurred intermittently. On October 8, President George W. Bush invoked the Taft-Hartley Act, which has required that the PMA leave the ports open and that members of the ILWU return to work. A long-term solution has therefore not been reached. Further uncertainty in the relationship between the PMA and the ILWU could cause a disruption in the U.S. transportation network, which could adversely affect the Company's operations.

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 2002 as compared to the results for the same periods in fiscal 2001:

Increase (Decrease) Percent vs. 2001 Results:
---------------------------------------------
                                            Third Quarter      Nine Months
                                            -------------      -----------
Net sales                                        1.2%             (1.3)%
Gross profit                                     5.4%             (0.6)%
Selling and administrative expenses              6.7%             (2.0)%
Operating income                                (0.5)%             4.4%
Income before income taxes                       0.6%              3.6%
Net income                                      (1.6)%             4.5%



Operating Ratios as a Percent to Net Sales:
                                         Third Quarter       Nine Months
                                       -----------------  -------------------
                                         2002     2001      2002      2001
                                       ------- ---------  --------- ---------

Gross profit                             37.1%    35.6%     37.1%     36.8%
Selling and administrative expenses      30.4%    28.8%     28.3%     28.5%
Operating income                          6.7%     6.8%      8.8%      8.3%
Income before income taxes                6.8%     6.8%      8.8%      8.4%
Net income                                5.1%     5.3%      6.0%      5.7%

Net Sales
---------

     Net sales in the third quarter of fiscal 2002 increased $1.6 million or 1.2% above the net sales level for the same period of fiscal 2001. In the third quarter of 2002, wholesale revenues decreased 0.4%, while overall retail sales increased 8.0% from the same period in the prior fiscal year. During the first nine months of fiscal 2002, consolidated net sales decreased by $5.9 million, 1.3% below the net sales for the comparable period of 2001. Revenues related to the Company's wholesale brands decreased 3.6% during the first nine months of fiscal 2002, while overall retail sales increased 9.5%. Unit shipments of current line merchandise for the wholesale brands during the first nine months of 2002 were 2.7% below the comparable period in 2001. The Company's average selling price was also lower for the first nine months of 2002, decreasing 3.2% from the same period last year. Sales of discontinued products increased $6.4 million in the first nine months of 2002 as compared to the same period in 2001.

     Sales of the Stride Rite Children's Group increased 3% in the third quarter of fiscal 2002, the result of a 7% increase in retail sales and a 2% decrease in sales to wholesale accounts, as compared to the same period in

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fiscal 2001. During the third quarter of 2002, sales at comparable, company-owned Children's Group retail stores decreased 0.8% from the same period of 2001. For the first nine months of 2002, sales of the Stride Rite Children's Group increased 0.5% from the same period in 2001, with the retail portion increasing 8.2% and the wholesale portion decreasing 8.0%. Sales at comparable, company-owned retail stores decreased 1.4% during the first nine months of 2002, compared to the same period in 2001. The increase in retail sales for the third quarter and nine months is attributable to new stores that have opened during the most recent twelve months. A weak back-to-school retailing environment resulted in lower shipments to our licensed and trade accounts, adversely impacting the wholesale sales of the Stride Rite brand for both the third quarter and nine months. Decreased shipments of the Munchkin product line versus the same period in the prior year, also contributed to the sales shortfall. At the end of the third quarter of 2002, the Children's Group operated 226 stores, up 7% from the 212 stores open at the end of the third quarter in 2001. The Children's Group opened 53 new stores and closed 47 locations in the first nine months of 2002. This includes, as previously disclosed, the Stride Rite Children's Group exit from 46 leased department stores during the second quarter of fiscal 2002. Historically, it has taken 12 to 15 months for new stores to reach their planned operating performance. Additionally, the overall strength of the economy and general retail environment can also impact the operating performance of both new and existing company-owned stores. The sales reduction resulting from the exit of the leased department stores is expected to be offset by sales generated from the 57 new stores opened or scheduled to open during fiscal 2002.

     In the third quarter of fiscal 2002, sales of the Keds brand were 13% lower than the comparable period of fiscal 2001. This quarterly decrease was largely driven by sales shortfalls in the women's basics product line, a decrease in Grasshopper's sales and lower closeout product sales activity. Offsetting a portion of these decreases were sales of the PRO-Keds line, which is new for 2002 and increased sales of promotional styles. For the first nine months of 2002, Keds net sales declined 7% compared to the same period of fiscal 2001. This sales decline was also primarily the result of shortfalls in the shipments of women's basics product lines. Sales of the women's Champion style were substantially lower for the first nine months of fiscal 2002, down 42% versus the same period of 2001. In fiscal 2001 Keds had launched an updated Champion and experienced the associated ramp-up in sales, which were not duplicated in fiscal 2002. In addition, the Ready-to-Wash product line growth in the first nine months of fiscal 2002 was not sufficient to offset the sales decrease versus the prior year of the Stretch product line.

     Sales of Tommy Hilfiger footwear products in the third quarter of fiscal 2002 increased 17% as compared to the same period in fiscal 2001. An important part of the increase was driven by the expansion of retail distribution to independents and shoe chain accounts. Sales increases were recorded in the men's, women's and boys' product categories for the third quarter versus the prior year. For the first nine months of 2002, sales of Tommy Hilfiger footwear increased 2% as compared to the same period in 2001.

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Increased sales to independents, shoe chains and other retail distribution were able to offset the sales decline caused by the continuing weakness of the department store channel of distribution.

     Sales of the Sperry Top-Sider brand increased 2% in the third quarter of fiscal 2002, bringing the sales increase for the first nine months to 6% above the comparable period of fiscal 2001. Sperry's third quarter and nine month sales increases were largely the result of increased sales of women's products.

     International revenues in the third quarter of fiscal 2002 were 11% above the comparable period of 2001, due principally to higher shipments of Tommy Hilfiger and Sperry Top-Sider products. For the first nine months of fiscal 2002, International revenues increased 7% from the comparable period of 2001.

Gross Profit
------------

     During the first nine months of fiscal 2002, gross profit decreased slightly, $0.9 million or 0.6% below the same period of 2001. This decrease compares favorably to the net sales decrease of 1.3% versus the same period last year. The consolidated gross profit percentage for the first nine months of 2002 increased 30 basis points, finishing at 37.1% in 2002 compared to 36.8% in 2001. The gross profit rate performance improved in the third quarter of 2002 compared to the same period in 2001, 37.1% in 2002 compared to 35.6% in the 2001 third fiscal quarter. The increased promotional sales activity in support of the wholesale brands sales continued into the third quarter. This negatively impacted the gross profit comparisons. Offsetting the adverse effect of the wholesale units lower gross profit percentage were: greater retail store sales, which generally have a greater gross profit percentage; higher retail average selling prices; and lower company-owned retail store markdowns. The Company's LIFO provision had a favorable impact on gross profit comparisons for the first nine months of 2002, with LIFO decreasing gross profit by $0.1 million (less than 0.1% of net sales) in 2002 compared to a reduction of $1.1 million (0.3% of net sales) in 2001.

Operating Costs
---------------

     Selling and administrative expenses in the third quarter of fiscal 2002 increased 6.7% versus the same period in the prior fiscal year. Selling and administrative expense as a percent of net sales in the third fiscal quarter increased 1.6 percentage points from the same period in the prior year. This increase in the expense level for the third quarter was primarily due to costs associated with the Company's retail expansion. Selling and administrative expenses in the first nine months of fiscal 2002 decreased $2.6 million or 2% from the spending level in the first nine months of 2001. Selling and administrative expenses as a percent of net sales in the first nine months decreased 0.2 percentage points from the same period of 2001 (28.3% in 2002 compared to 28.5% in 2001). The expense level in the first nine months of fiscal 2002 compared favorably to the same period in fiscal 2001. This

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


improvement was primarily due to the impact in the prior year of executive termination charges, which totaled $1.8 million, along with the planned reduction in advertising spending and lower operating expenditures in fiscal 2002 resulting from the corporate restructuring initiated in the fourth quarter of fiscal 2001.

     Advertising expenses for the first nine months of fiscal 2002 represented 4.6% of net sales, which were below the 5.8% spending rate in the comparable period of fiscal 2001. The reduction in advertising expense was primarily due to lower Keds spending. In the prior year, additional Keds advertising spending was used to support the launch of the updated Champion product line. Distribution expenses represented 3.5% of net sales in the first nine months of fiscal 2002, which was favorable to the 3.7% rate during the comparable period of fiscal 2001. Retail store expenses were higher for the first nine months of fiscal 2002 due to the number of company-owned new stores opened as part of our retail expansion, 53 by Stride Rite Children's Group and 1 by Keds. As previously announced, the Company successfully exited the operation of 46 leased department stores during the second quarter of fiscal 2002. The costs of exiting the leased department store business were included as part of the restructuring charge recorded during the fourth quarter of fiscal 2001. The associated reduction in expense from exiting the leased department stores partially offset the higher new store expenses. Newly opened stores typically have higher expense levels due to start up and operational costs until they establish their normal financial operating performance. Operating expenses for non-comparable retail stores increased $8.7 million for the first nine months of fiscal 2002 compared to the same period in the prior fiscal year and was partially offset by a $2.1 million cost savings in exiting the 46 leased department stores.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.1 million in the first nine months of fiscal 2002 compared to an increase of $0.4 million in the similar period of fiscal 2001. Interest income for the first nine months of 2002 was $1.0 million, down from the $2.5 million for the first nine months of fiscal 2001. The $1.5 million decrease in interest income is the result of significantly lower average interest rates on investments during the current year as well as the realization of a gain in fiscal 2001 on a long-term investment. Interest expense in the first nine months of fiscal 2002 decreased to $0.6 million compared to $1.4 million in 2001. The average interest rate on borrowed funds was 2.7% during the first nine months, significantly lower than the 5.8% rate during the comparable period last year. Average short-term borrowings in the first nine months of 2002 were $19.5 million, 29% lower than the average borrowings of $27.6 million in the comparable period of fiscal 2001.

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The effective income tax rate was 31.8% for the first nine months of fiscal 2002 versus 32.4% for the same period in the prior fiscal year. The lower tax rate is based on the year-end projected tax rate. The tax rate in both years reflects a reduction in the need for certain tax accruals recorded in prior periods, which were no longer required.

Net Income
----------

     Net income for the first nine months of fiscal 2002 increased $1.1 million, up 4.5% from the income earned in the same period of fiscal 2001. Lower selling and administrative expenses and a lower effective income tax rate were sufficient to offset the impact of lower sales and gross profits. Prior year operating expenses included the $1.2 million after-tax cost of the executive termination charges. As a result, the Company's return on net sales of 6.0% in the first nine months of fiscal 2002 was improved versus the 5.7% in the first nine months of 2001.

Liquidity and Capital Resources
-------------------------------

     At August 30, 2002, the Company's balance sheet reflects a current ratio of
4.4 to 1 with no long-term debt. The Company's cash and cash equivalents totaled $74.0 million at the end of the latest quarter, well above the prior year's cash and cash equivalents total of $17.4 million. When combined with intermediate-term fixed income investments, which are included in other assets, total available cash and investments amounted to $74.3 million at August 30, 2002 compared to $29.7 million in 2001. The Company uses its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of August 30, 2002 or August 31, 2001.

     During the first nine months of fiscal 2002, $50.1 million of cash was provided from operations. This positive cash flow amount was favorable to the $9.1 million of cash used by operations during the same period in fiscal 2001. At August 30, 2002, accounts receivable and inventory levels totaled $148.0 million, a decrease of $43.5 million or 23% below the $191.5 million asset amount at the end of the third quarter of 2001. Accounts receivable at the end of the third quarter of 2002 decreased $13.5 million or 16% compared to the prior year. This compares favorably to the 0.4% decrease in wholesale sales in the third quarter of fiscal 2002 versus the same period last year. Days sales outstanding at the end of the third quarter were 45 days, a reduction of nine days from the same quarter in the prior year. Much of this improvement is the result of more effectively pursuing past due receivables and customer chargebacks. Inventories were also lower at the end of the third quarter of 2002, down $30.1 million or 28% from the 2001 level. This continuation of the improvement seen in inventory levels during the first half of the year is the result of a continued effort to monitor the sell-through performance of our larger retail customers to better forecast product demand. Shortened lead times have also allowed reductions in certain inventory quantities.

                                THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Additions to property and equipment totaled $10.6 million in the first nine months of fiscal 2002, above the $8.1 million spending for the same period in fiscal 2001. The increased capital expenditures in fiscal 2002 resulted from higher spending on opening new retail stores somewhat offset by lower spending for information technology. During the first nine months of 2002, the Company repurchased 1,665,300 shares of its common stock for a total cost of approximately $12.0 million. At August 30, 2002, the Company had 349,300 shares remaining on the repurchase authorization approved by the Board of Directors in December 1999. Subsequently, in September 2002 the Company's Board of Directors reauthorized the repurchase of an additional 5 million shares of its common stock.

     We purchase the majority of our products from the Asia-Pacific region and are dependent on transporting those products via ship to the West Coast of the United States. For a period of time, due to a West Coast labor dispute, the shipping ports were closed, causing a disruption in the movement of goods to our distribution centers. At this time, it is unclear how long this disruption in our receipt of goods will last. Depending upon the length of time of the product delays to our warehouses, this could result in our customers postponing or canceling orders. The corresponding financial impact, although uncertain, could adversely affect sales, profits and working capital levels in the fourth quarter of fiscal 2002 and into fiscal 2003.


ITEM 4.     CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 12a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b)   Changes in internal controls.

      None.

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


                                    THE STRIDE RITE CORPORATION
                                    ---------------------------
                                    (Registrant)



Date:  October 11, 2002             By:  /s/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer

I, David M. Chamberlain, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending August 30, 2002 of The Stride Rite Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c. presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002                    /s/ David M. Chamberlain
      ------------------------            ------------------------------------
                                          David M. Chamberlain,
                                          Chairman and CEO

I, Frank A. Caruso, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending August 30, 2002 of The Stride Rite Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c. presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002                    /s/ Frank A. Caruso
      ------------------------            ------------------------------------
                                          Frank A. Caruso
                                          Chief Financial Officer