Form 10-K
period 2002-11-29
STRIDE RITE CORP
filed 2003-02-25
CIK 94887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to _________

Commission File Number: 1-04404

THE STRIDE RITE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-1399290
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

191 Spring Street, P.O. Box 9191, Lexington, Massachusetts 02420
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (617) 824-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.25 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act  Rule 12b-2). Yes ☒ No ☐

As of May 31, 2002, the aggregate market value of the 41,761,878 shares of common stock held by non-affiliates of the Registrant was $329,918,836 based upon the closing price of $7.90 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of May 31, 2002, there were 42,035,465 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held April 10, 2003 is incorporated by reference in Part III, Items 10, 11,12 and 13.

PART I

Item 1.    Business.

General

The Stride Rite Corporation, a Massachusetts corporation founded in 1919, is a leading designer and marketer of high quality children’s footwear in the United States and is a major designer and marketer of athletic and casual footwear for children and adults. The business was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of well known American brands addressing different market segments within the footwear industry. In addition to the Stride Rite® brand, we design and market footwear under the following owned or licensed brands: Keds®, PRO-Keds®, Grasshoppers®, Sperry Top-Sider®, Sperry®, Munchkin® and Tommy Hilfiger®.

We are predominantly a wholesaler of footwear, selling our products nationally in a wide variety of retail formats including department stores, independent shoe stores, value retailers, catalog retailers, mass retailers and specialty stores. We market products in countries outside the United States and Canada through independent distributors and licensees. We import substantially all of our products from independent resources in the Far East, which manufacture footwear according to each brand’s specifications and quality standards.

We also market our products directly to consumers by selling children’s footwear through our Stride Rite children’s shoe stores and for all our brands through our “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry Top-Sider” outlet stores which are located in selected factory outlet centers. We also sell Keds products directly to consumers through our six Keds retail stores.

Unless the context otherwise requires, all references to “we”, “us”, “our”, the “Company”, “Stride Rite” or “The Stride Rite Corporation” in this report refer to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Our filings with the Securities and Exchange Commission including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on our Internet website, www.strideritecorp.com.

Products

Our wholly-owned subsidiary, Stride Rite Children’s Group, Inc., designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals, athletic shoes and sneakers, in traditional and contemporary styles. Those products are marketed under the STRIDE RITE®, MUNCHKIN®, SPERRY®, SPERRY TOP-SIDER®, TOMMY HILFIGER® and STREET HOT® trademarks in medium to high price ranges and under our KID SMART™ and BABY SMART™ trademarks in medium to lower price ranges.

The Keds Corporation designs and markets sneakers and casual footwear for adults and children under the KEDS® trademark and casual footwear for women under the GRASSHOPPERS® label.

Sperry Top-Sider, Inc. designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under our SPERRY TOP-SIDER® and SPERRY® trademarks. Products sold under the SPERRY TOP-SIDER® label also include sneakers and sandals for men and women.

Tommy Hilfiger Footwear, Inc. designs and markets dress casual, sport casual and athletic footwear for adults using the TOMMY HILFIGER® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003 the design and marketing of the PRO-Keds® product line will be transferred to the Tommy Hilfiger footwear unit.

Sales and Distribution

We sell our products nationwide to customers operating retail outlets, including premier department stores, value retailers and specialty stores, as well as to Stride Rite children’s shoe stores and other shoe stores operated by independent retailers. We maintain an in-stock inventory of certain styles of our various branded footwear in a wide range of sizes and widths for shipment to our wholesale customers. In addition, we sell footwear products to consumers through Stride Rite-owned stores, including children’s shoe stores, manufacturers’ outlet stores, Keds retail stores, and, until April 30, 2002, in the children’s leased footwear departments of certain Federated Department Stores. We also sell products directly to consumers through our e-commerce site, www.keds.com. The Spring selling season which corresponds with our first and second quarters is our most important sales period. Our largest single customer in each year accounted for approximately 7%, 9% and 8% of consolidated net sales for the fiscal years ended 2002, 2001 and 2000, respectively. Information about geographic and segment operations appears in Note 14 to the consolidated financial statements.

We provide assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children’s shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by us to an independent dealer. There are approximately five independent dealers who currently sublease store locations from us.

We own two distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space and the other in Huntington, Indiana with 409,000 square feet of space. We lease an additional 29,000 square feet of warehouse and office space in Mississauga, Ontario for our Stride Rite Canada Limited subsidiary.

Generally, we use independent distributors and licensees to market our various product lines outside of the United States and Canada. International revenues, including sales of our Canadian subsidiary, represented approximately 5%, 4% and 4% of consolidated net sales for the fiscal years ended November 29, 2002, November 30, 2001 and December 1, 2000, respectively.

We are also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. A total of eight stores are currently operating in Costa Rica, Guatemala, Haiti, Honduras and Kuwait pursuant to such agreements.

We also distribute all of our brands and products in Canada through our Canadian subsidiary.

International Sourcing

We purchase substantially all of our products from sources in China, Brazil and Indonesia. We maintain a staff of approximately 88 professional and technical personnel in Taiwan and China to supervise a substantial portion of our canvas and leather footwear production. We anticipate that overseas resources will continue to be utilized in the future. In addition, we use the services of buying agents to source merchandise.

Approximately 93% of our footwear products are manufactured by independently owned footwear manufacturers in China. Historically, China’s political and economic environment has not had a material adverse effect on our financial condition or results of operations. We cannot predict, however, the effect that future changes in economic or political conditions in China could have on the economics of doing business with our Chinese manufacturers.

Retail Operations

As of November 29, 2002, we operated 168 Stride Rite children’s shoe stores, 61 manufacturers’ outlet stores under the names “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry Top-Sider” which sell in-line products, closeouts and prior season goods for all of our owned and licensed brands, and 6 Keds retail stores which sell a full range of Keds products. The Stride Rite children’s shoe stores carry a significant portion of the lines of our STRIDE RITE® and SPERRY TOP-SIDER® children’s footwear and a portion of the KEDS® children’s product line and the TOMMY HILFIGER® boys’ and girls’ lines. Our stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of our manufacturers’ outlet stores are located in shopping centers consisting only of outlet stores.

During fiscal 2002, we opened 43 Stride Rite children’s shoe stores, 15 manufacturers’ outlet stores and 1 Keds retail store. During fiscal 2002, we closed 3 retail stores and exited the 46 Federated leased children’s shoe departments, as previously announced. We currently plan to open fewer than 10 retail stores in fiscal 2003. We will also continue our efforts to close underperforming retail locations in fiscal 2003, and expect to cease operations of approximately 3 stores during the year.

Sales through our retail operations accounted for approximately 24%, 22% and 19% of consolidated net sales for the fiscal years ended November 29, 2002, November 30, 2001 and December 1, 2000, respectively.

Apparel and Accessory Licensing Activities

License royalties accounted for approximately 1% of our consolidated net sales in each of the three most recent fiscal years ended in 2002. We have license agreements with a number of third parties pursuant to which apparel and accessories are designed, manufactured and sold under the KEDS®, STRIDE RITE ® and SPERRY TOP-SIDER® trademarks. We continue to pursue new license opportunities.

Backlog

As of November 29, 2002 and November 30, 2001, we had a backlog of orders amounting to approximately $150,800,000 and $127,800,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for our Spring footwear styles. Substantially all of these orders are delivered or canceled during the first two quarters of the next fiscal year.

In all of our wholesale businesses, reorders from retail customers are an important source of revenue to supplement the orders taken in advance of the season. Over the years, the importance of reorder activity to a season’s success has grown as customers, especially larger retailers, have placed increased reliance on orders during the season which are transmitted via electronic data interchange (EDI) programs. Due to the shift from year-to-year, between future orders and reorders, backlog does not necessarily translate directly into sales.

Competition

We compete with a number of suppliers of children’s footwear, a few of which are divisions of companies that have substantially greater net worth or sales revenue than us. Management believes, however, that on the basis of sales, we are the largest supplier of nationally branded higher-end, non-athletic children’s footwear in the United States.

In the highly fragmented sneaker, casual and recreational footwear industry, numerous domestic and foreign competitors, some of which have substantially greater net worth or sales revenue than us, produce or market goods that are comparable to and compete with our products in terms of price and general level of quality.

Management believes that the creation of attractive styles, in multiple widths, together with specialized engineering for fit, durability, quality and high service standards including open stock positions are significant factors in competing successfully in the marketing of all types of footwear. Management believes that we are competitive in all such respects.

In operating our own retail outlets, we compete in the children’s retail shoe industry with numerous businesses, ranging from large retail chains to single store operators.

Employees

As of November 29, 2002, we employed approximately 2,300 full-time and part-time employees. One collective bargaining unit represents a small number of these employees. Management believes that its relations with employees are good.

Environmental Matters

Compliance with federal, state, local and foreign regulations with respect to the environment have had, and are expected to have, no material effect on our capital expenditures, earnings or competitive position.

Patents, Trademarks and Licenses

We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to adults and children. Refer to the “Retention of Major Brand License” section in the “Certain Risk Factors Which May Affect Future Operating Results” heading, below, for additional discussion regarding the Tommy Hilfiger license agreement.

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

Certain Risk Factors Which May Affect Future Operating Results

This form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will be”, “will result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Both the footwear industry specifically, and the fashion industry in general, are subject to rapid and substantial shifts in consumer tastes and preferences. There are many competitors in our markets with substantially greater financial resources, production, marketing and product development capabilities. Our performance may be hurt by our competitors’ product development, sourcing, pricing, innovation and marketing strategies. In addition, we expect the footwear marketplace in the United States to continue to experience the entry of the brands from foreign companies.

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. Moreover, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products. The impact that electronic commerce will have in the future on the retail industry is uncertain and may adversely affect our business. Additionally, the strength or weakness of the overall economy can have a substantial affect on our business.

Stride Rite-owned retail stores are increasingly significant to our business, especially with respect to the Stride Rite brand. We are currently evaluating Keds retail stores in six locations. In the future, we may also evaluate new retail concepts to market the other footwear brands owned by us. The management of our Stride Rite Children’s Group does extensive research on potential sites for new stores, including demographic studies and an evaluation of the impact that potential locations would have on the results of our existing Stride Rite-owned stores and our network of locations operated by independent licensed dealers. Despite this careful evaluation, new Stride Rite stores may not meet sales expectations and new retail concepts may not achieve the expected financial results. The opening of new stores may also be delayed for a variety of reasons. We plan to open less than ten new stores during fiscal 2003. During fiscal year 2002 we successfully exited our Federated leased department store business.

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

Retention of Major Brand License

We have derived significant revenues and earnings in the past from our exclusive licensing agreement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. Our original Tommy Hilfiger license was amended and renewed for a three-year term expiring March 31, 2004. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to exceed these minimum sales levels. We believe we enjoy a good relationship with Tommy Hilfiger Licensing, Inc. and it is our intent to extend this license. The loss of the Tommy Hilfiger license could have a material adverse effect on our business.

Overseas Production and Raw Material Procurement

We purchase substantially all of our product lines and raw materials overseas and expect to do so for the foreseeable future. Our international sourcing subjects us to the risks of doing business abroad. Such risks include expropriation, acts of war or terrorism, political disturbances, strikes or other labor disputes, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas, and other trading restrictions, as well as fluctuations in currency values. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our products. If trade relations between the United States and China or other countries in which we manufacture our products deteriorate or are threatened by instability, our business may be adversely affected. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Due to the substantial quantity of footwear manufactured in China and its importance to the footwear industry, a major disruption would make it difficult to find capacity elsewhere in the short-term that could accommodate the overall industry-wide demand. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance.

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

Item 2.    Properties.

We own an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space and a distribution center located in Huntington, Indiana with 409,000 square feet of space. Our Canadian subsidiary leases approximately 29,000 square feet for administrative offices and warehousing in Mississauga, Ontario.

We lease approximately 163,000 square feet for our headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. We also lease 24,000 square feet of space in Richmond, Indiana for our customer service, order processing and tele-sales functions, and 25,000 square feet of space for our liaison offices in China and Taiwan. In addition, we lease smaller facilities for local sales offices and showrooms in various locations in the United States.

As of November 29, 2002, we operated 235 retail stores throughout the country on leased premises that, in the aggregate, covered approximately 396,000 square feet of space. In addition, we are the lessee of 5 retail locations with a total of approximately 6,000 square feet that are subleased to independent Stride Rite dealers and other tenants.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange under the symbol “SRR”. The following table sets forth the high and low closing sales prices on the New York Stock Exchange – Composite. As of February 14, 2003, we had approximately 3,800 shareholders of record. We have paid a quarterly dividend of $.05 per share of common stock during our two most recent fiscal years.

COMMON STOCK PRICES

	2002		2001
Fiscal Quarter	High	Low	High	Low
1st	$8.02	$6.15	$8.01	$6.06
2nd	$9.25	$7.65	$8.40	$6.90
3rd	$8.25	$6.56	$9.89	$8.03
4th	$8.90	$6.90	$8.54	$5.98

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of November 29, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of Stride Rite are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	3,784,453	(1)	$7.34	(2)	2,475,031	(3)
Equity Compensation Plans not Approved by Security Holders	N/A		N/A		N/A

Total	3,784,453		$7.34		2,475,031

(1)	Column (a) includes the options and phantom stock granted under The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan (the “1998 Plan”) and The Stride Rite Corporation 2001 Stock Option and Incentive Plan (the “2001 Plan”). Column (a) does not include outstanding options under The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which has a shareholder approved reserve of 6,140,000 shares. Under the ESPP, each eligible employee may purchase a limited number of shares of Stride Rite common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the fair market value of Stride Rite’s common stock as of either the beginning or ending date of the semi-annual purchase period.

(2)	Column (b) does not include information regarding weighted average exercise price of outstanding options under the ESPP because they are not determinable or phantom shares under the 1998 Plan because they do not have an exercise price.

(3)	Column (c) includes 607,618 shares available for future issuance under the ESPP, 29,280 shares available for future issuance under the 1998 Plan and 1,838,133 shares available for future issuance under the 2001 Plan.

Item 6.    Selected Financial Data.

The selected financial data for Stride Rite, for the years ended November 27, 1998 through November 29, 2002, set forth below, should be read in conjunction with our consolidated financial statements and the notes thereto and the other information contained elsewhere in this report.

	2002	2001(2)	2000(3)	1999(4)	1998
OPERATING RESULTS(1)

Net sales	$532,400	$529,147	$548,334	$572,696	$539,413
Net income	24,117	18,997	25,193	26,424	21,052
Dividends on common stock	8,209	8,358	8,530	9,209	9,401
Per common share:
Net income	.58	.45	.58	.57	.44
Cash dividends	.20	.20	.20	.20	.20

FINANCIAL POSITION(1)

Working capital	184,044	182,181	167,060	174,757	181,234
Total assets	334,799	361,820	359,339	351,071	346,637
Stockholders’ equity	253,041	262,239	249,592	250,495	244,727
Book value per common share	6.42	6.26	6.00	5.61	5.28

STATISTICS(1)

Return on average equity	9.0%	7.3%	10.0%	10.4%	8.5%
Return on sales	4.5%	3.6%	4.6%	4.6%	3.9%
Common shares outstanding at end of year	39,442	41,859	41,591	44,634	46,381
Number of employees at end of year	2,300	2,400	2,200	2,300	2,400
Number of shareholders	3,800	4,000	4,200	4,600	4,800

1.	Financial data is in thousands, except for per share information.
2.	2001 amounts include restructuring charges of $3,059,000 ($2,168,000 net of income taxes or $.05 per share).
3.	2000 amounts include income of $396,000 related to the reversal of prior year accruals for restructuring charges ($249,000 net of income taxes or less than $.01 per share).
4.	1999 amounts include restructuring charges of $3,254,000 ($2,017,000 net of income taxes or $.04 per share).
5.	Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2002 presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discusses The Stride Rite Corporation’s results of operations and liquidity and capital resources. The discussion including known trends and uncertainties identified by management should be read in conjunction with the consolidated financial statements and related notes. This form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will be”, “will result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company’s products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; difficulties in implementing, operating and maintaining the Company’s complex information systems and controls, including, without limitation, the systems related to the Company’s retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company’s products; the underperformance or delay of new products; the possible failure to retain the Tommy Hilfiger footwear license; the ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers, the consolidation or restructuring of such customers, including large department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, therefore we consider these to be our critical accounting estimates. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, inventory and income taxes. These areas are subject to the risks and uncertainties described above. Actual results, therefore, could differ from those estimates.

Revenue Recognition and Consideration to Resellers

Revenues consist of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Royalty income which accounted for approximately $6.2 million, $5.7 million and $5.8 million in fiscal years 2002, 2001 and 2000, respectively, is recognized when earned. We engage in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The buy-down programs are accounted for as a reduction in revenues. Our procedure for determining product markdown allowances is to monitor sell-through data and make provisions for markdowns as it becomes apparent that they will be required to sell the product through. Markdowns are negotiated with retailers and changes are made to our estimates as agreements are reached. Actual amounts for markdowns have not differed materially from estimates.

Cooperative advertising funds are available to all retailers in good standing. For retailers to receive reimbursement under such program the retailer must meet the proper advertising guidelines and trademark requirements. The Company complies with EITF 01-09 and accounts for these co-op advertising programs as operating expenses. Our accounting policy is to accrue for co-op advertising expenses on the basis of sales to qualifying customers.

Reserve for Uncollectable Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. If actual losses differ from estimated losses there will be an effect on net income and liquidity. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based upon ongoing credit evaluations. These evaluations, which are performed by our corporate credit department, include, but are not limited to, analyzing our customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history. We predominantly sell our products to large retailers. Historically, we have not experienced significant losses related to trade receivables. However, there is a risk that some of these retail customers could experience financial difficulties, particularly in a weak economy, that may cause them to extend payment times or to default on their obligations to us. If a large customer were to default on its financial obligations to us, we could experience a decrease in liquidity. We believe, however, that we have sufficient financial resources to mitigate the effect that a large default would have on our ability to continue to operate our business. In addition to the impact on liquidity, we could also experience a decrease in future revenues and operating margins related to this loss of business.

Inventory Reserves

The fashion oriented nature of our business, along with the potential for changes in customer preferences and the extended product development lead times, leave us vulnerable to the risk of inventory obsolescence both at our own stores and also to our wholesale inventories. We are also exposed to the risk of inventory markdowns for excess or obsolete products, both at Stride Rite-owned retail stores and from independent retailers. We perform regular detailed product sell-through analysis to determine excess and close-out inventory and make provisions for markdowns as they become known. This analysis is also used to assist in determining our ability to sell inventory through different channels and to estimate future selling prices. Our provisions for markdowns have been adequate in the past and have not fluctuated significantly. We regularly review our provisions for obsolete inventory. We have continually managed these risks in the past and believe we can successfully manage them in the future. However, our revenues and operating margins may suffer if we are unable to effectively manage these risks.

Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine if a valuation allowance is necessary. A valuation allowance has not been assigned to our deferred tax assets since we believe it is more likely than not that we will fully realize the benefits of such tax assets. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to a future valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances known at that time, while the actual effective tax rate is calculated at year-end. This estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the period in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate. The preparation of federal and state tax returns requires interpretations, judgments and estimates which are subject to the review and audit of taxing authorities. We believe that the results of audits will not materially change tax filings or adversely affect earnings.

Contingencies

The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2001, we renewed the agreement for an additional three-year term, which expires in March 2004. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. We believe that no provision is currently required for costs related to the potential loss of this license. If we lose the Tommy Hilfiger license, our business could be materially and adversely affected.

Results of Operations

	Percent Change
Increase (decrease)	2002 vs. 2001	2001 vs. 2000
Net sales	0.6%	(3.5)%
Gross profit	2.1%	(4.1)%
Selling and administrative expenses	(1.0)%	0.1%
Operating income	33.5%	(30.8)%
Income before income taxes	32.2%	(33.2)%
Net income	27.0%	(24.6)%

	Percent to Net Sales
	2002	2001	2000
Gross profit	36.5%	36.0%	36.2%
Selling and administrative expenses	29.9%	30.4%	29.3%
Nonrecurring charges (income)	0.0%	0.6%	(0.1)%
Operating income	6.6%	5.0%	6.9%
Income before income taxes	6.7%	5.1%	7.3%
Net income	4.5%	3.6%	4.6%

Fiscal 2002 Compared to Fiscal 2001

Net Sales

During fiscal 2002, consolidated net sales increased $3.3 million to $532.4 million, or 0.6% above the sales level achieved in fiscal 2001. This increase was somewhat attributable to the Company’s sales performance during the fourth quarter, which was up 10.3% versus the fourth quarter of fiscal 2001. Performance comparatives of fiscal 2002 to fiscal 2001 after the third quarter of fiscal 2001 were affected by the general business slowdown occurring since the post 9/11 time-period. During fiscal 2002 the overall business climate remained difficult. It is currently not certain whether this challenging retail environment will improve during fiscal 2003. If this trend continues and the economy remains weak, it may negatively affect net sales in fiscal 2003. Unit shipments of current line merchandise during fiscal 2002 for the Company’s wholesale brands were 1.6% below the prior year. The average wholesale selling price declined 2.9% from fiscal 2001.

First quality wholesale gross sales decreased by $18.5 million, or 4.8% below the wholesale gross sales level achieved in fiscal 2001. The Company also recorded a $7.7 million reduction in the sale of closeout items versus the prior year. Partially offsetting these decreases was a $21.2 million increase in the sale of promotional products compared to the 2001 fiscal year. The increased sale of promotional products was a major reason for the sales increase for the 2002 fiscal year versus the prior year. Retail store sales increased $10.3 million, or 8.8% versus the sales levels recorded in fiscal 2001. Higher sales allowances reduced gross sales by $4.4 million versus the 2001 fiscal year. This was partially offset by lower returns which decreased $1.6 million as compared to fiscal 2001. Royalty income increased by $0.5 million in fiscal 2002 as compared to the amount recorded in fiscal 2001.

Sales of the Stride Rite Children’s Group were $212.4 million, 1.2% higher than fiscal 2001, with an 8.8% sales increase at Children’s Group’s retail stores offsetting an 8.3% decrease in sales to independent retailers. Sales at comparable Children’s Group retail stores (stores open for 52 weeks in each fiscal year) decreased 0.8% for the fiscal year, following a 1.8% increase in fiscal 2001. Although the Children’s Group’s store count increased by only 4% from the prior fiscal year, 229 versus 220, there were a significant number of stores that were either opened or closed during fiscal 2002. The Children’s Group opened a total of 58 retail stores during the fiscal year. The Children’s Group closed 3 under-performing retail stores along with successfully exiting from the 46 Federated children’s leased department stores. Sales at stores newly opened during fiscal 2002 were sufficient to offset the sales declines that resulted from the exit of the Federated children’s leased department stores. Approximately 25% of the Children’s Group’s stores were newly opened during fiscal 2002. The rate of new store openings will slow significantly during fiscal 2003 because the Children’s Group will be focusing its efforts on integrating the operations and merchandising of the new stores and improving the overall retail store’s financial performance. Current plans call for the addition of less than ten new stores during the 2003 fiscal year.

Sales of Keds branded products were $161.0 million, a decrease of 5.5% in fiscal 2002 as compared to the prior fiscal year. The sales decrease was principally the result of weaknesses in the women’s basics product lines. During fiscal 2002 several women’s basic programs were transitioned to new product offerings. These transitions were not successfully received in the market and consequently they were not able to duplicate the performance realized in fiscal 2001. These declines were partially offset by both sales of PRO-Keds products, which were new for fiscal 2002 and the increased sale of promotional products. During fiscal 2003 the design and marketing of the PRO-Keds product line will be transferred under the Tommy Hilfiger footwear unit to better match the customer profile for the development and marketing effort for the brand. Keds also opened one additional retail store in fiscal 2002 bringing the store count to six. These stores are not expected to add significant sales volume to Keds during fiscal 2003.

Sales of Tommy Hilfiger footwear products were $101.8 million, an increase of 5.5% in fiscal year 2002 as compared to fiscal 2001. The major factors contributing to this sales increase were the expansion of distribution to independents and shoe chain accounts as well as the production of special shoes for key accounts. This has lessened the Tommy Hilfiger footwear unit’s dependence on the department store sector, which has been experiencing a general weakness. Beginning with fiscal 2003, the Hilfiger children’s product line has been transitioned to the Stride Rite Children’s Group.

Sales of Sperry Top-Sider products were $48.7 million, an increase of 10.0% in fiscal 2002 as compared to the prior fiscal year. The improvement in Sperry sales is primarily attributable to promotional items, increases in the sale of women’s products and fewer returns.

Sales of the Stride Rite International division were $24.6 million, a gain of 5.8% in fiscal 2002 as compared to the prior fiscal year principally due to increased sales of Tommy Hilfiger products.

Gross Profit

In fiscal year 2002 our gross profit of $194.4 million increased $4.1 million or 2.1% above fiscal 2001. Our gross profit rate improved 0.5 percentage points to 36.5% as compared to the 36.0% rate achieved in fiscal 2001. Included in the fiscal 2002 cost of sales was a reversal of $0.3 million of the prior fiscal year’s $1.8 million charge associated with the write-down of inventory caused by the exit of the leased department store business. Additional discussion regarding this write-down of inventory can be found in Note 7 to the consolidated financial statements. Excluding this $1.8 million charge in fiscal 2001 and the subsequent reversal of $0.3 million of it in fiscal 2002, the gross profit rates for fiscal years 2002 and 2001 would have been 36.5% and 36.3%, respectively. Negatively affecting the comparison of the 2002 fiscal year’s gross profit to the 2001 fiscal year amount was $6.2 million due to reduced first quality wholesale product sales and $4.4 million from increased sales allowances. Gross profit was also adversely affected by the west coast port’s labor dispute, as approximately $0.7 million in additional costs were spent in order to expedite the receipt of inventory. Offsetting these amounts was the increase in retail sales which added $6.8 million to gross profit comparisons of fiscal 2002 versus 2001. Also contributing to the improvement of the gross profit comparisons was the performance of promotional and closeout items which added approximately $6.0 million to gross profit in fiscal year 2002, versus 2001.

Restructuring Charges

In the fourth quarter of fiscal 2002, the Company completed the prior year restructuring and recorded income of $75,000, (less than $0.01 per share after tax) related to the reversal of unused prior year restructuring accruals. In the fourth quarter of fiscal 2001, the Company recorded pre-tax restructuring charges of $3,059,000 ($.05 per share after tax) related to a restructuring of its administrative staff, the closing of the Wilmington, Massachusetts returns and product sample facility, the exit of the Federated leased department store business and retail system asset impairment costs. The fiscal 2001 restructuring included streamlining certain corporate and divisional operations reducing the administrative workforce by approximately 20% or 120 positions. Cash payments and other non-cash items for the restructuring included $2,181,000 related to severance payments and other employee benefit costs, $205,000 related to the consolidation of the Wilmington, Massachusetts returns and product sample facility into the Huntington, Indiana distribution center and $64,000 of other costs associated with the restructuring. The fiscal 2001 restructuring charges also included asset writedown expenses associated with exiting the Federated leased department store business which resulted in a write down of leaseholds and other assets of $120,000 and the impairment cost associated with the existing retail system totaling $414,000. During fiscal 2002, the Company charged $2,187,000 of costs to the fiscal 2001 restructuring accrual balance. Included in fiscal 2002 cost of sales is a reversal of $0.3 million of the prior year’s $1.8 million charge associated with the write-down of inventory caused by the exit of the Federated leased department store business. The following table summarizes the accrued costs associated with the fiscal 2001 restructuring actions by type and related activity through November 29, 2002:

(in thousands)	Accrued Severance and Other Employee Related Costs	Accrued Facility Closing Costs	Asset Writedowns	Accrued Other Costs	Total
Restructuring charges – fiscal 2001	$1,894	$437	$534	$194	$3,059
Cash payments	(793)	—	—	(4)	(797)

Balance November 30, 2001	1,101	437	534	190	2,262

Cash payments	(1,388)	(171)	—	(60)	(1,619)
Non-cash items	—	(34)	(534)	—	(568)
Reversals and other adjustments	287	(232)	—	(130)	(75)

Balance November 29, 2002	—	—	—	—	—

Operating Costs

Selling and administrative expenses (excluding restructuring charges) in fiscal 2002 decreased $1.6 million to $159.4 million or 1.0% below the expense level incurred in fiscal 2001. As a percent of sales, selling and administrative costs were 29.9% in fiscal 2002 compared to 30.4% in fiscal 2001. Included in expenses for fiscal 2001 were executive termination costs of $2.3 million. Excluding these executive termination costs from the year-to-year comparisons, selling and administrative costs would have increased by $0.7 million as compared to the prior year. Pension expense added $0.6 million to operating costs as compared to fiscal 2001. Pension expense is expected to increase by approximately an additional $2.0 million in fiscal 2003. Retail store expenses increased 20.3% in fiscal 2002 as compared to the prior fiscal year. The addition of 58 new Children’s Group retail stores during fiscal 2002 resulted in higher costs due to start-up requirements for these new stores. The disproportionate level of start-up costs more than offset the cost savings that resulted from the exit of the 46 Federated leased department stores during the second quarter of fiscal 2002. Current plans call for the addition of less than 10 new stores in fiscal 2003. Offsetting a portion of the increased retail store expenses were reductions that resulted from the restructuring that was initiated in the fourth quarter of fiscal 2001 and advertising expenses which decreased 23.8% in fiscal 2002 as compared to fiscal 2001. During fiscal 2002 advertising costs were 4.3% of net sales versus 5.7% of net sales in fiscal 2001. Most of this decline was attributable to reductions in Keds advertising, the result of transitioning the product line.

Other Income and Taxes

Non-operating income (expense) increased our pre-tax earnings by $0.3 million in fiscal 2002 compared to $0.5 million in fiscal 2001. Investment income decreased by $1.6 million in fiscal 2002, the result of both lower interest rates and lower average investments. Interest expense in fiscal 2002 decreased from fiscal 2001, $1.0 million because of both lower average borrowing levels and lower average interest rates.

In fiscal 2002, the provision for income taxes increased $3.5 million due to an increase in pre-tax income combined with a higher effective tax rate. Our effective income tax rate was 31.9% in fiscal 2002 and 29.1% in fiscal 2001. The higher tax rate in fiscal 2002 as compared to fiscal 2001 was due principally to an increase in the need for certain state income tax accruals that were not necessary in the prior year. Our effective tax rates in 2002 and 2001 were reduced as compared to fiscal 2000 because of tax accruals previously established, which were no longer required. The effective income tax rate is expected to increase in fiscal 2003 as we anticipate no further significant reductions in the prior year’s tax accruals.

Net Income

We earned $24.1 million in fiscal 2002, $5.1 million or 27.0% above fiscal 2001’s net income amount. After excluding last year’s after-tax non-recurring charges from the fiscal 2001 net income amount, the increase in net income for fiscal year 2002 would have been $3.0 million or 13.7%. The higher earnings in fiscal 2002 resulted from higher net sales, an increased gross profit percent, lower operating expenses and non-recurring charges somewhat offset by a higher income tax rate.

Fiscal 2001 Compared to Fiscal 2000

Net Sales

During fiscal 2001, consolidated net sales decreased $19.2 million to $529.1 million, or 3.5% below the sales level achieved in fiscal 2000. A significant portion of this shortfall from fiscal 2000 occurred in the second half of the year as the economy weakened. Many retail customers, concerned over the health of the economy, responded by tightly managing their inventory levels resulting in an adverse effect on reorders. Sales of Stride Rite’s branded wholesale operations decreased 7.1% in fiscal 2001. Unit shipments of current line merchandise during fiscal 2001 for Stride Rite’s wholesale brands were 6.1% below the prior year, while average selling prices declined 2.7% from 2000. Sales of discontinued products were 3.3% higher than last year.

Sales of the Stride Rite Children’s Group were 6% higher than fiscal 2000, with a 12% sales increase at Stride Rite Children’s retail stores somewhat offset by a 1% decrease in sales to independent dealers, family shoe stores and department stores. Sales at comparable (stores open for 52 weeks in each fiscal year) Stride Rite stores increased 1.8% during fiscal 2001, following a 3.2% comparable store sales increase in fiscal 2000. Stride Rite Children’s Group opened 29 retail stores in fiscal 2001 and closed 10 underperforming stores during the year to leave the year-end store count at 220 stores, up 9% from the 201 stores that were open as of December 1, 2000.

Keds recorded an 11% sales decline in fiscal 2001 as compared to fiscal 2000. Sales of the women’s Champion®, although 32% ahead of last year, were not sufficient to offset the declines in the other women’s and children’s products, down 28% and 21%, respectively. The decline in other women’s products was due to a decrease in the Keds Stretch™ product line and the lower overall sales performance of the Keds Fall seasonal products. We opened five Keds retail stores in fiscal 2001 to evaluate the direct to consumer distribution alternative for existing and new Keds products.

The general weakness in the department store sector had a significantly negative impact on the sales of both Tommy Hilfiger and Sperry products, due to their reliance on this channel for a significant portion of their sales. Sales of Tommy Hilfiger footwear products decreased 5% as compared to the same period in fiscal 2000. Sales of the Sperry Top-Sider brand decreased 13% from fiscal 2000. International division revenues in fiscal 2001 were 2% higher than fiscal 2000, due to a launch of the Keds brand in Mexico, increases in Tommy Hilfiger sales in South America and increased royalty income from Israel, all of which were somewhat offset by weak Canadian sales compared to the 2000 fiscal year.

Gross Profit

In fiscal 2001, our gross profit of $190.4 million decreased $8.0 million or 4.1% below fiscal 2000. Our gross profit rate declined 0.2 percentage points to 36.0% comparable to the 36.2% rate achieved in fiscal 2000. Included in the fiscal 2001 cost of sales was a $1.8 million charge associated with the write-down of inventory caused by the exit of the Federated leased department store business of the Stride Rite Children’s Group. Additional discussion regarding this write-down of inventory can be found in Note 7 to the consolidated financial statements. Excluding this charge, the gross profit rate for fiscal 2001 would have been 36.3%, 0.1 percentage point higher than fiscal 2000. First quality gross profit declined 0.6 percentage points from the level achieved in fiscal 2000, principally the result of an unfavorable product mix within the Keds product lines. Obsolescence costs also contributed to a decline in gross profit of 0.2 percentage points as compared to fiscal 2000.

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

Restructuring Charges

During the fourth quarter of fiscal 2001, we initiated a restructuring which eliminated 120 positions from our administrative staff, exited the leased department store business and recorded retail system asset impairment costs. The restructuring actions were expected to reduce operating costs by approximately $10.0 million annually beginning in the first quarter of fiscal 2002. The 2001 consolidated statement of income includes pre-tax, charges of $3.1 million to cover costs associated with these restructuring efforts. The restructuring amount includes

$1.7 million of severance payments, $0.2 million of other employee benefit related costs, $0.5 million for the write down of leaseholds and retail system asset impairment costs, $0.4 million for the consolidation of a returns and product sample facility to a new location and $0.3 million of other costs.

In the fourth quarter of fiscal 2000, the Company recorded income of $396,000 ($.01 per share after tax) related to the reversal of unused prior year restructuring accruals. In the third quarter of fiscal 1999, the Company recorded pre-tax restructuring charges of $3,254,000 ($.04 per share after tax) related to a restructuring of its administrative staff to competitively position itself for future expansion and increased profitability. Certain merchandising, finance and operations functions were shifted from divisional to centralized responsibility, resulting in the termination of 75 associates and the elimination of 50 unfilled positions from the Company’s administrative staff. Cash payments and other non-cash items for this restructuring included $1,936,000 related to severance payments, $663,000 related to other employee related costs and $259,000 of other costs associated with the restructuring. Costs related to this restructuring and charged in fiscal 2000 included $648,000 related to severance, and $473,000 related to other employee related costs.

Other Income And Taxes

Non-operating income (expense) increased our pre-tax earnings by $0.5 million in fiscal 2001 compared to $2.1 million in fiscal 2000. Investment income decreased by $1.2 million in fiscal 2001, the result of lower average investments and a lower average rate of return. Interest expense in fiscal 2001 decreased from fiscal 2000, $0.2 million as a higher average borrowing level was offset by a lower average interest rate. The average interest rate was 5.3% in fiscal year 2001 and 6.9% in fiscal 2000. In fiscal 2001, other income and expense items decreased pre-tax income by $0.8 million, compared to a decrease of $0.2 million in fiscal 2000.

In fiscal 2001, the provision for income taxes decreased $7.1 million due to a reduction in pre-tax income and a lower effective tax rate. The lower tax rate in fiscal 2001 as compared to fiscal 2000 was due principally to a reduction in the need for certain tax accruals recorded in prior periods which were no longer required. Our effective income tax rate was 29.1% in 2001 and 37.2% in 2000.

Net Income

We earned $19.0 million in fiscal 2001, $6.2 million or 24.6% below fiscal 2000’s net income amount. Excluding the nonrecurring charges in fiscal 2001 related to the restructuring of our administrative staff, the exit of the leased department store business and retail system asset impairment costs, net income would have decreased, $4.0 million or 15.9% in fiscal 2001, to $21.2 million as compared to $25.2 million in fiscal 2000. The reduced earnings in fiscal 2001 resulted from the lower level of net sales and the reduced gross profit percent during the year somewhat offset by the lower income tax rate.

Liquidity and Capital Resources

At the end of fiscal 2002, our balance sheet reflected a current ratio of 3.6 with no debt. Our cash and cash equivalents totaled $73.1 million at November 29, 2002, down $8.1 million from the total cash and cash equivalents of $81.2 million at the end of fiscal 2001. This decrease in our cash balance was primarily the result of the repayment of $26.0 million of short-term bank debt combined with the repurchase of $20.5 million of the Company’s common stock.

During fiscal 2002, our operations generated $56.8 million, significantly greater than the operating cash flows of $32.9 million in fiscal 2001 and $29.6 million in fiscal 2000. Our accounts receivable level of $48.1 million, increased $3.3 million from the year earlier levels. The higher level of accounts receivable was primarily the result of the increase in fourth quarter sales, which were up $9.2 million or 10.3%. At November 29, 2002, our average day’s sales outstanding (DSO) totaled 41 days, favorable compared to both the DSO of 43 days at year-end 2001 and the DSO of 52 days at year-end 2000. Much of this improvement in DSO is attributable to more effectively pursuing past due receivables and customer chargebacks. Year-end inventories totaled $98.2 million, which was $14.3 million or 12.7% lower than the $112.5 million at fiscal year-end 2001. The inventory decrease in fiscal 2002 followed an increase of $6.6 million in fiscal 2001. During fiscal year 2002, our inventory turnover averaged 3.9 times which compares favorably to the lower turnover rate of 3.3 times during fiscal 2001, but similar to the 3.8 times turnover rate realized in fiscal 2000. The improved inventory performance during fiscal 2002 was the result of shortened production lead times, which allow for reduced inventory quantities, the effective sale of close-out products and our efforts to monitor the sell-through performance of our larger retail customers to better forecast product demand. Somewhat offsetting the improved inventory performance were accelerated inventory receipts in anticipation of potential disruptions related to the labor dispute at the West Coast ports.

Additions to property and equipment totaled $12.1 million in fiscal 2002 compared with $10.3 million in fiscal 2001 and $21.6 million in fiscal 2000. Capital expenditures in fiscal 2002 included $7.3 million related to both new retail stores and the renovation of existing retail locations. During fiscal 2002 we opened 58 Children’s Group retail stores and one Keds’ retail store. The large number of store openings in the year more than offset our exit of the Federated leased department store business and its 46 locations. In fiscal years 2001 and 2000 we opened 34 and 24 new retail stores, respectively. During the 2003 fiscal year our current plans call for the addition of fewer than 10 new retail stores as we concentrate on improving the operating performance of the significant number of new locations opened during the past several years. In fiscal year 2003, we are planning capital expenditures to be approximately $10 million. The renovation of existing stores and a new retail merchandise planning system are the most significant items planned. Funding for our capital expenditures is expected to be provided from internal sources. If business conditions are not favorable and do not allow for the funding of capital purchases internally, our plans will be re-evaluated.

Our pension liabilities increased significantly in fiscal 2002 due to the declines in investment performance and interest rates. These pension liabilities are developed from actuarial calculations and valuations. Inherent in these valuations are assumptions, including discount rates and the expected return on plan assets. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. Due to the long-term nature of this assumption, it is not expected that the rate of return percentage will vary yearly. The expected long-term rate of return for fiscal year 2003 will be 8.5%, which is lower than the 9.0% rate used in the prior fiscal year. The discount rate used for the calculation of plan liabilities at fiscal year end 2002 was 6.75%, which is 50 basis points below the 7.25% rate used in fiscal 2001. We consider market conditions, including changes in interest and investment rates, in developing these assumptions. At fiscal year end 2002 we recorded a non-cash minimum pension liability of $11.7 million dollars. This liability was created by the shortfall of plan assets versus the accumulated benefit obligation. Pension expense, a non-cash item, for fiscal 2002 was $0.7 million and it is expected to increase to approximately $3.0 million in fiscal 2003. During the 2002 fiscal year we contributed $4.0 million to the Company’s defined benefit pension plan. Current plans for fiscal year 2003 anticipate a pension contribution of a similar amount.

During fiscal year 2002 we returned $28.8 million to shareholders through share repurchases and cash dividends. We spent $20.5 million in fiscal 2002 to repurchase 2.8 million common shares under our share repurchase program. Over the three-year period ended November 29, 2002, we repurchased a total of 6.0 million common shares at an aggregate cost of $39.1 million. As of November 29, 2002, we have 4.2 million shares remaining on our share repurchase authorization that the Board of Directors approved in September 2002. We believe that share repurchases are a good investment and an effective means of providing value to our shareholders and plan to continue to make opportunistic share repurchases during the 2003 fiscal year. We have paid a dividend to our shareholders each quarter since we became a public company in 1960. We used $8.3 million of cash for dividends during fiscal 2002, which was comparable to the $8.3 million in fiscal 2001, but somewhat below the $8.7 million in fiscal 2000. Funds for these share repurchases and dividends were provided from internal sources. Under the terms or our revolving credit agreement, we are not allowed to make annual distributions to shareholders in excess of $40 million. Both dividend payments and share repurchases are considered distributions to shareholders.

During the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including the market risk associated with interest rate movements on short-term borrowings and cash equivalents. Additionally, economic conditions in countries where we source our products could negatively affect future inventory purchase commitments. We purchase substantially all of our inventory from outside the United States. Because these purchases are primarily denominated in U.S. dollars, we are not directly subject to foreign currency exchange rate fluctuations. Accordingly, we do not engage in forward foreign exchange and other similar contracts because the associated risk is not considered significant. If circumstances should change and we conclude that the hedging of foreign exchange risks becomes appropriate, we will begin to do so. We utilize cash from operations, short-term investments and short-term borrowings to fund our working capital and investment needs.

In addition to internal sources of funding, we maintain a bank line of credit to satisfy the seasonal borrowing requirements that are imposed by the sales patterns that are characteristic of Stride Rite and of the footwear industry. Because of these seasonal demands, there are times during the year when we are less liquid. During fiscal 2000, we entered into a three-year, revolving credit agreement with five banks providing for loans of up to $75 million. During the fourth quarter of fiscal 2002, we renewed this line of credit with substantially the same group of banks for an additional three-year period. The revolving credit agreement requires us to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. Under the terms of the revolving credit agreement, we may borrow at interest rates that vary with LIBOR. In addition, the agreement calls for facility fees of 0.375% per annum on the committed line. At year-end 2002, we had no outstanding borrowings under this credit line, leaving the entire $75 million available for use. During fiscal 2002, our borrowings averaged $14.6 million compared to the average borrowings of $26.5 million in fiscal 2001 and $23.4 million in fiscal 2000. As of November 29, 2002, letters of credit for $55.4 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

Our significant long-term financial obligations as of November 29, 2002 are as follows:

Cash Payments Due During the Fiscal Years
(in thousands)

Description of Commitment	2003	2004	2005	2006	2007	Thereafter	Total
Operating Leases	$18,425	$17,743	$16,596	$13,004	$9,013	$26,066	$100,847

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria for recognizing intangible assets separate from goodwill. The adoption of this standard had no material effect on the Company’s financial position or results of operations.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” effective with the beginning of the 2003 fiscal year. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets will cease. As required by SFAS 142, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether an impairment exists as of the adoption date. In connection with the SFAS 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. The Company adopted SFAS 144 effective with the beginning of the 2003 fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and the accounting for certain specified lease transactions. The Company does not expect the provisions of SFAS 145 to have a material effect, if any, on the Company’s consolidated financial statements.

In September 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under the Corporation’s existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”, including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is currently evaluating the provisions of this interpretation to determine the impact of adoption.

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

We utilize cash from operations and short-term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high-grade securities with terms shorter than three months. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

We have available a $75 million unsecured committed revolving line of credit as a source of financing for our working capital requirements. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. At November 29, 2002, we had no borrowings outstanding under this credit facility.

Assets and liabilities outside the United States are primarily located in Canada. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. We do not generally hedge these net investments.

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by Item 8 is included in pages F-1 through F-21 and pages S-1 through S-2 attached to this report. An index to the Financial Statements appears in Item 15 to this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information concerning our Directors required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2003 Annual Meeting of Stockholders and is incorporated herein by reference. The information with respect to our executive officers listed below is as of February 14, 2003.

Name	Position with Stride Rite	Age
David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer of Stride Rite since joining Stride Rite in November 1999. Prior to joining Stride Rite, Mr. Chamberlain was Chairman of the Board of Genesco, Inc., a footwear company, from 1994 to 1999 and President and Chief Executive Officer of Genesco, Inc. from 1994 to 1996.	59

Yusef Akyuz	Senior Vice President and Chief Information Officer of Stride Rite since November 2000. Previously, Mr. Akyuz was Vice President and Chief Information Officer at The Timberland Company, a footwear and apparel company, from June 1996 to November 2000. Prior to that, Mr. Akyuz was Director of M.I.S. at The Rockport Company, Inc., a footwear company wholly owned by Reebok International Ltd., from November 1991 to May 1996.	52

Frank A. Caruso	Chief Financial Officer of Stride Rite since May 2001. Previously, Mr. Caruso was Vice President – Finance and Operations from January 2001 until May 2001. Mr. Caruso was Vice President and Corporate Controller from January 1998 until June 2001. Prior to that, Mr. Caruso was Vice President and Controller of Parametric Technology Corporation, a software company, from June 1997 to December 1997 and Senior Vice President, Finance and Operations, of The Keds Corporation from June 1990 to June 1997.	49

Peter J. Charles	Senior Vice President and General Manager, Stride Rite Sourcing International, Inc., since August 1999. Previously, Mr. Charles was Senior Vice President, Sourcing, since he joined Stride Rite in December 1996. Prior to joining Stride Rite, Mr. Charles was employed by Clarks International, an international footwear manufacturer, from 1986 to 1996, as General Manager, Resourced Production, Regional Resourcing Manager, South East Asia and served in various other management level positions.	38

Janet M. DePiero	Vice President of Human Resources of Stride Rite since March 1997. Previously, Ms. DePiero was Director of Compensation and Benefits of Stride Rite from October 1995 to February 1997 and Manager of Compensation and Benefits of Stride Rite from December 1991 to September 1995.	41

Gordon W. Johnson, Jr.	Treasurer of Stride Rite since February 2001. Previously, Mr. Johnson was Assistant Treasurer of Stride Rite from May 1988 to February 2001.	48

Name	Position with Stride Rite	Age
Charles W. Redepenning, Jr.	General Counsel, Clerk and Secretary of Stride Rite since March 1998 and President of Stride Rite International Corp. since December 1999. Prior to joining Stride Rite, Mr. Redepenning was Senior Vice President, General Counsel and Secretary of Daka International, Inc., a multi-national food service and restaurant corporation, from 1989 to 1998.	46

Craig L. Reingold	President, Sperry Top-Sider, Inc., since August 2001. Prior to joining Stride Rite, Mr. Reingold worked for Arroyo & Coates, a commercial real estate service company, from September 2000 to August 2001. Previous to that position, Mr. Reingold was Vice President of Sales for Ariat International, a footwear company, from July 1994 to September 2000.	47

Pamela J. Salkovitz	President, Stride Rite Children’s Group, Inc., since July 2002. Previous to this position, Ms. Salkovitz was President, Retail of Candies’ Inc. from June 2001 to May 2002, and Group President, Value Division of Nine West Group/Jones New York from 1996 to May 2001.	44

Gerrald B. Silverman	President, The Keds Corporation, since July 2002. Previous to this position, Mr. Silverman was President of Stride Rite Children’s Group, Inc., September 1999 to July 2002. Previously, Mr. Silverman was Senior Vice President of The Keds Corporation from January 1996 to September 1999 and President of Stride Rite International Corp. since joining Stride Rite in April 1994.	44

Richard T. Thornton

President, Tommy Hilfiger Footwear, Inc., since January 2001. Previously, Mr. Thornton was Vice President – Operations of Stride Rite from August 1999 to December 2000, and was Senior Vice President – Finance, Operations and Merchandising of Tommy Hilfiger Footwear, Inc. from September 1998 to August 1999. Prior to joining Stride Rite, Mr. Thornton was Vice President, Finance, at the Greg Norman division of Reebok International, Ltd. from December 1997 to August 1998, Vice President of Operations of BMB Associates, a computer company, from March 1997 to December 1997, and General Manager of Boston Whaler from September 1984 to March 1997.

		50

These executive officers are generally elected at the Board of Directors’ meeting held in conjunction with our Annual Meeting of Stockholders and serve at the pleasure of the Board.

Item 11.    Executive Compensation.

The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report, Stride Rite carried out an evaluation under the supervision and with the participation of Stride Rite’s management, including Stride Rite’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Stride Rite’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Stride Rite’s disclosure controls and procedures are effective in timely alerting them to material information relating to Stride Rite (including its consolidated subsidiaries) required to be included in Stride Rite’s periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

None.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

15(a)1 and 15(a)2.    Financial Statements and Schedules. The following financial statements and financial statement schedules are included as a part of this report in the pages indicated:

15(a)3.    Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
3(i)

Restated Articles of Organization of the Registrant with amendments thereto through November 28, 1986, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3(ii)	Articles of Amendment dated April 7, 1987 to Restated Articles of Organization, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3(iii)

Articles of Amendment dated December 16, 1987 to Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3(iv)

Articles of Amendment dated December 3, 1991 to the Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3(v)	Certificate of Vote of Directors establishing a series of a Class of Stock dated as of June 18, 1997.

3(vi)	By-laws of the Registrant, as amended. This document was filed as Exhibit 3 of the Registrant’s Form 10-Q for the fiscal period ended June 1, 1990 and is incorporated herein by reference.

4(i)	Reference is made to Exhibits 3(i), (ii), (iii) and (iv) referred to above, which are expressly incorporated herein by reference.

4(ii)

Rights Agreement dated June 18, 1997 between the Registrant and BankBoston, N.A. This document was filed as Exhibit 1 to the Registrant’s Form 8-A dated July 1, 1997 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
10(i)*

1975 Executive Incentive Stock Purchase Plan of the Registrant. This document was filed as Appendix A to the Registrant’s Prospectus relating to such Plan, dated April 18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

10(ii)*

1995 Long-Term Growth Incentive Plan of the Registrant. This document was filed as Exhibit 10(vi) to the Registrant’s Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

10(iii)*

Form of executive termination agreement dated as of February 12, 1998. This document was filed as Exhibit 10(iii) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10(iv)*

Form of executive termination agreement dated as of February 12, 1998. This document was filed as Exhibit 10(iv) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10(v)*

Form of severance agreement dated February 22, 1995. This document was filed as Exhibit 10(vi) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10(vi)*

Annual Incentive Compensation Plan amended and restated as of December 11, 1997. This document was filed as Exhibit 10(viii) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10(vii)*

1998 Stock Option Plan of the Registrant (as amended). This document was filed as Exhibit 10(xi) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

10(viii)*

1998 Non-Employee Director Stock Ownership Plan of the Registrant (as amended). This document was filed as Exhibit 10(xii) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

10(ix)*

Senior Executive Annual Incentive Compensation Plan of the Registrant. This document was filed as Exhibit 10(xi) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10(x)*

1999 Executive Long Term Bonus Plan of the Registrant. This document was filed as Exhibit 10(xiv) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

10(xi)*

Employment Agreement between the Registrant and David M. Chamberlain dated November 4, 1999. This document was filed as Exhibit 10(xi) to the Registrant’s Form 10-K for the year ended December 3, 1999 and is incorporated herein by reference.

10(xii)

Revolving Credit Agreement between the Registrant and BankBoston, N.A., Bank of America, N.A., Bank One, NA, SunTrust Bank and The Bank of New York, with BankBoston, N.A. and with BancBoston Robertson Stephens Inc., dated as of January 19, 2000. This document was filed as Exhibit 10(xii) to the Registrant’s Form 10-K for the year ended December 3, 1999 and is incorporated herein by reference.

10(xiii)

Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was field as Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended August 31, 2001 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit

10(xiv)

First Amendment to Revolving Credit Agreement between the Registrant and Fleet National Bank (formerly known as BankBoston, N.A.), Bank of America National Association, The Bank of New York and SunTrust Bank dated as of October 31, 2002.

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

*	Denotes a management contract or compensatory plan or arrangement.

15(b).    Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended November 29, 2002.

15(c).    Exhibits. See Item 15(a)3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stride Rite has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STRIDE RITE CORPORATION

/s/ DAVID M. CHAMBERLAIN
By:	David M. Chamberlain Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ FRANK A. CARUSO
By:	Frank A. Caruso Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:    February 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Stride Rite and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. CHAMBERLAIN David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer	February 13, 2003

/s/ CHRISTINE M. COURNOYER	Director	February 13, 2003
Christine M. Cournoyer

/s/ DONALD R. GANT	Director	February 13, 2003
Donald R. Gant

/s/ SHIRA D. GOODMAN	Director	February 13, 2003
Shira D. Goodman

/s/ FRANK R. MORI	Director	February 13, 2003
Frank R. Mori

/s/ MYLES J. SLOSBERG	Director	February 13, 2003
Myles J. Slosberg

/s/ BRUCE VAN SAUN	Director	February 13, 2003
Bruce Van Saun

I, David M. Chamberlain, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended November 29, 2002 of The Stride Rite Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
David M. Chamberlain, Chairman and CEO

I, Frank A. Caruso, certify that:

1.	I have reviewed this annual report on Form 10-K for the period ending November 29, 2002 of The Stride Rite Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
Frank A. Caruso Chief Financial Officer

THE STRIDE RITE CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 29, 2002	November 30, 2001
	(In thousands, except for share data)
ASSETS
Current Assets:
Cash and cash equivalents	$73,105	$81,159
Accounts and notes receivable, less allowances of $12,250 in 2002 and $11,115 in 2001	48,075	44,739
Inventories	98,213	112,481
Deferred income taxes	20,588	24,245
Prepaid expenses and other current assets	13,613	14,280

Total current assets	253,594	276,904
Property and equipment, net	68,291	72,244
Other assets, net	12,914	12,672

Total assets	$334,799	$361,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	—	26,000
Accounts payable	31,513	23,000
Income taxes payable	17,407	20,073
Accrued expenses and other liabilities	20,630	25,650

Total current liabilities	69,550	94,723
Deferred income taxes	531	4,858
Pension obligation	11,677	—
Stockholders’ Equity:
Preferred stock, $1 par value—1,000,000 shares authorized; Issued – none	—	—
Common stock, $.25 par value—135,000,000 shares authorized; Issued—56,946,544	14,237	14,237
Capital in excess of par value	18,043	19,209
Retained earnings	398,368	382,460
Accumulated other comprehensive loss	(7,246)	—

	423,402	415,906
Less cost of 17,504,140 shares of common stock held in treasury (15,087,646 in 2001)	(170,361)	(153,667)

Total stockholders’ equity	253,041	262,239

Total liabilities and stockholders’ equity	$334,799	$361,820

The accompanying notes are an integral part of the consolidated financial statements

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	2002	2001	2000
	(In thousands, except for per share data)
Net sales	$532,400	$529,147	$548,334
Cost of sales	337,951	338,753	349,891
Selling and administrative expenses	159,429	161,046	160,854
Restructuring charges (income)	(75)	3,059	(396)

Operating income	35,095	26,289	37,985
Investment income	1,394	3,008	4,242
Interest expense	680	1,685	1,881
Other expense, net	384	808	244

Income before income taxes	35,425	26,804	40,102
Provision for income taxes	11,308	7,807	14,909

Net income	$24,117	$18,997	$25,193

Net income per common share:
Diluted	$.58	$.45	$.58

Basic	$.58	$.45	$.59

Average common shares used in per share computations:
Diluted	41,713	42,114	43,154

Basic	41,315	41,757	42,991

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	2002	2001	2000
	(In thousands)
CASH PROVIDED FROM (USED FOR):
OPERATIONS:
Net income	$24,117	$18,997	$25,193
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	15,571	14,342	12,252
Deferred income taxes	4,203	178	1,519
Contribution to pension plan	(4,000)	—	—
Sales and (purchases) of trading securities	250	11,632	(977)
Decrease (increase) in other long-term assets	(426)	(728)	70
Compensation expense (income) related to stock plans	(64)	140	(549)
Tax benefit in connection with stock plans	128	127	—
Equity in loss of affiliate	—	—	978
Gain related to long-term investments	—	(451)	(138)
Loss on disposals of property and equipment	744	188	831
Changes in:
Accounts and notes receivable	(3,336)	9,636	(6,897)
Inventories	14,268	(6,564)	15,250
Other current assets	1,240	(3,796)	(3,159)
Other current liabilities	4,126	(10,780)	(14,770)

Net cash provided from operations	56,821	32,921	29,603

INVESTMENTS:
Additions to property and equipment	(12,095)	(10,274)	(21,595)
Distributions from long-term investments	—	451	138

Net cash provided from (used for) investments	(12,095)	(9,823)	(21,457)

FINANCING:
Short-term borrowings	(26,000)	2,000	24,000
Proceeds from sale of stock under stock plans	2,039	1,988	390
Repurchase of common stock	(20,496)	(558)	(18,049)
Cash dividends paid	(8,323)	(8,345)	(8,697)

Net cash used for financing	(52,780)	(4,915)	(2,356)

Net increase (decrease) in cash and cash equivalents	(8,054)	18,183	5,790
Cash and cash equivalents at beginning of the year	81,159	62,976	57,186

Cash and cash equivalents at end of the year	$73,105	$81,159	$62,976

Cash paid for interest expense	$405	$1,402	$1,617
Cash paid for income taxes	$9,750	$13,587	$18,587

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In thousands, except for share date)
Balance, December 3, 1999	$14,237	$20,738	$355,158		$(139,638)	$250,495
Net income			25,193			25,193
Issuance of 10,735 common shares under stock plans		(23)			116	93
Issuance of 77,133 common shares under employee stock plan		(439)			829	390
Repurchase of 3,131,100 shares of common stock					(18,049)	(18,049)
Cash dividends on common stock, $.20 per share			(8,530)			(8,530)

Balance, December 1, 2000	14,237	20,276	371,821		(156,742)	249,592
Net income			18,997			18,997
Issuance of 251,188 common shares under stock plan		(695)			2,564	1,869
Issuance of 104,759 common shares under employee stock plan		(499)			1,069	570
Tax benefit in connection with stock plans		127				127
Repurchase of 87,900 shares of common stock					(558)	(558)
Cash dividends on common stock, $.20 per share			(8,358)			(8,358)

Balance, November 30, 2001	14,237	19,209	382,460		(153,667)	262,239

Comprehensive income (loss):
Net income			24,117			24,117
Foreign currency translation adjustments				(525)		(525)
Minimum pension liability adjustments, net of taxes ($4,873)				(6,721)		(6,721)

Total comprehensive income (loss)			24,117	(7,246)		16,871
Issuance of 265,392 common shares under stock plan		(796)			2,693	1,897
Issuance of 109,414 common shares under employee stock plans		(498)			1,109	611
Tax benefit in connection with stock plans		128				128
Repurchase of 2,791,300 shares of common stock					(20,496)	(20,496)
Cash dividends on common stock, $.20 per share			(8,209)			(8,209)

Balance, November 29, 2002	$14,237	$18,043	$398,368	$(7,246)	$(170,361)	$253,041

The accompanying notes are an integral part of the consolidated financial statements

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations    —    The Stride Rite Corporation designs, sources, markets and distributes footwear primarily under the Stride Rite ®, Keds ®, PRO-Keds ®, Sperry Top-Sider ®, Sperry ®, Tommy Hilfiger ®, Grasshoppers ®, and Munchkin ® brands. The Company is predominantly a wholesaler of footwear, selling its products throughout the United States and Canada in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. The Company also markets its products directly to consumers in the United States by selling children’s footwear through its Stride Rite children’s shoe stores and footwear for all of its brands through its Stride Rite Family Footwear and Stride Rite, Keds, Sperry Top-Sider outlet stores. Our products are marketed in countries outside the United States and Canada through independent distributors and licensees.

Principles of Consolidation    —    The consolidated financial statements of The Stride Rite Corporation (the “Company”) include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated.

Fiscal Year    —    The Company’s fiscal year ends on the Friday closest to November 30 in each year. Fiscal years 2002, 2001, and 2000 ended on November 29, 2002, November 30, 2001, and December 1, 2000, respectively.

Revenue Recognition    —    Revenue consists of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Revenue from gift certificates is deferred until redemption. The Company allows merchandise returns for all merchandise, and has established an allowance for merchandise returns based on historical experience, in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Royalty income which accounted for approximately $6.2 million, $5.7 million and $5.8 million in fiscal years 2002, 2001 and 2000, respectively, is recognized when earned.

Consideration Paid to Resellers    —    The Company engages in co-op advertising programs and buy-down programs with retailers. Co-op advertising funds are available to all retailers in good standing. Retailers receive reimbursement under this program if they meet established advertising guidelines and trademark requirements. Costs are accrued on the basis of sales and accounted for as an operating expense. The Company engages in buy-down programs with certain retailers. These buy-down programs are accounted for as a reduction in revenues. We have historically adhered to the concepts in EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” in accounting for co-op advertising and buy-down programs and therefore its adoption did not affect our financial statements.

Shipping and Handling    —    Products are sold FOB shipping point and shipping costs are paid by our customers. We do not bill for product handling costs, which are included in selling and administrative expenses.

Cash Equivalents and Marketable Securities    —    Cash equivalents represent highly liquid investments, with a maturity of three months or less at the time of purchase. Marketable securities, representing funds invested in fixed income instruments with maturities greater than one year, are stated at fair value and are considered trading securities.

Financial Instruments    —    Financial instruments consist principally of cash, investments, trade receivables and payables. The Company places its investments with highly rated financial institutions and investment grade, short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables. The Company’s exposure to foreign exchange risk is limited through U.S. dollar denominated transactions. The Company has not entered into derivative financial instruments such as futures, forward or option contracts. The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different from book value. The Company uses quoted market prices, when available, to calculate these fair values.

Foreign Currency    —    For international subsidiaries, the local currency is the functional currency. Assets and liabilities of the Company’s international subsidiaries are translated at the rate of exchange existing at year-end. Income statement amounts are translated at the average monthly exchange rates for the period. As of fiscal 2002, the cumulative translation adjustments resulting from changes in exchange are included in the consolidated balance sheet as a separate component of equity, “Accumulated Other Comprehensive Income/Loss”. Prior to fiscal 2002 translation adjustments of ($187,000) for fiscal 2001 and $54,000 for fiscal 2000 were recorded in Exchange Gain/Loss and classified with accrued expenses and other liabilities due to their insignificance. Transaction gains and losses are included in the statement of income and are not significant.

Hedging Policy    —    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended in the first quarter of Fiscal 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and interest rates and may enter in derivative transactions, as it deems necessary. The Company has not entered into any derivative transactions in fiscal years 2002, 2001 and 2000 and accordingly the adoption of SFAS No. 133 did not have any effect on the Company’s net earnings or financial position.

Inventory Valuation — Inventories are stated at the lower of cost or market. The cost of inventories is determined on the last-in, first-out (LIFO) basis. We perform regular detailed product sell-through analysis to determine excess and closeout inventory and make provisions for obsolete products as they become known.

Property and Equipment    —    Property and equipment are stated at cost. The cost of equipment includes the capitalization of certain associated computer software costs. Depreciation, which is calculated primarily on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Impairment of Long-Lived Assets    —    The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill, Trademarks and Other Intangible Assets    —    Goodwill represents the excess of the amount paid over the fair value of net assets acquired. Trademark rights are stated at acquisition cost. These assets are amortized on a straight-line basis primarily over a 25-year period. The carrying value of these intangible assets is periodically reviewed by the Company and, if necessary, impairments of values are recognized. If there is a permanent impairment in the carrying value of goodwill, trademarks or other intangible assets, the amount of such impairment is computed by comparing the anticipated discounted future operating income of the acquired business or trademark to the carrying value of the assets. In performing this analysis, the Company considers current results and trends, future prospects and other economic factors. The Company adopted Statement of Financial Accounting standards, No. 142 on November 30, 2002, the start of the 2003 fiscal year. See Recent Accounting Pronouncements footnote for further discussion.

Income Taxes    —    Deferred income taxes are provided for temporary differences between financial and taxable income. Deferred taxes are also provided on undistributed earnings of subsidiaries and affiliates located outside the United States at rates expected to be applicable at the time of repatriation.

Pre-operating Costs    —    The Company expenses all of the costs that are incurred prior to the opening of new retail stores as they occur.

Advertising    —    In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, the Company expenses advertising costs as incurred. Total advertising expense amounted to $22,791,000, $29,897,000 and $33,197,000 for fiscal years 2002, 2001 and 2000, respectively.

Estimates Included in Financial Statements    —    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, markdowns (which reduce revenues), inventory and income taxes. Actual results could differ from those estimates.

Comprehensive Income (Loss)    —    Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

Reclassifications    —    Certain reclassifications have been made to the Fiscal 2001 and Fiscal 2000 balances to conform to the current year presentation.

Net Income per Common Share    —    Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the fiscal years presented in the consolidated statements of income:

	2002	2001	2000
	(In thousands, except for per share date)
Net income	$24,117	$18,997	$25,193
Weighted average common shares outstanding (basic)	41,315	41,757	42,991
Dilutive effect of stock options	398	357	163

Weighted average common shares outstanding (diluted)	41,713	42,114	43,154

Earnings per common share:
Basic	$.58	$.45	$.59
Diluted	$.58	$.45	$.58

2.    INVENTORIES

The cost of inventories, which consist primarily of finished product, at November 29, 2002 and November 30, 2001 was determined on a last-in, first-out (LIFO) basis. During 2002, the LIFO reserve decreased by $758,000 to $12,485,000 at November 29, 2002. If all inventories had been valued on a first-in, first-out (FIFO) basis, net income would have been lower by $516,000 ($.01 per share) in 2002. The LIFO reserve increased in both 2001 and in 2000, by $314,000 and $575,000, respectively. If all inventories had been valued on a FIFO basis, net income would have been higher by $223,000 (less than $.01 per share) in 2001 and by $362,000 (less than $.01 per share) in 2000.

During 2002 and 2001, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different from current costs. As a result of these inventory reductions, net income was decreased by $120,000 (less than $.01 per share) and by $373,000 (less than $.01 per share) in 2002 and 2001, respectively.

3.    PROPERTY AND EQUIPMENT

The components of property and equipment at November 29, 2002 and November 30, 2001 and the range of asset lives used in depreciation calculations for each asset category are as follows:

	Range of Useful Lives	2002	2001
		(In thousands)
Land and improvements	10 years	$2,793	$2,791
Buildings and improvements	10-40 years	15,745	15,605
Machinery, equipment, computer software and fixtures	3-12 years	100,520	98,028
Leaseholds and leasehold improvements	5-15 years	28,121	23,714

		147,179	140,138
Less accumulated depreciation and amortization		(78,888)	(67,894)

		$68,291	$72,244

Depreciation expense amounted to $15,304,000, $14,067,000 and $11,988,000 for fiscal years 2002, 2001 and 2000, respectively.

4.    OTHER ASSETS

As of November 29, 2002 and November 30, 2001, other assets includes the following:

	2002	2001
	(In thousands)
Goodwill, net	$883	$717
Trademark rights and other intangible assets, net	1,690	1,827
Keyman life insurance policy	3,948	3,609
Other	6,393	6,519

	$12,914	$12,672

5.    DEBT

The Company utilizes borrowings under available lines of credit to finance seasonal working capital requirements. In October 2002, the Company renewed for an additional three year period, its revolving credit agreement with four banks providing for loans of up to $75 million. Under the renewed revolving credit agreement, the Company may borrow at interest rates which vary with LIBOR. In addition, the agreement calls for facility fees of .375% per annum on the committed line. The renewed revolving credit agreement requires the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. The interest rates and facility fees in the new agreement also vary somewhat dependent on the Company’s financial performance ranging from LIBOR plus 0.75% up to LIBOR plus 1.25%. The renewed revolving credit agreement also contains other covenants, which restrict the payment of dividends and common stock repurchases to $40 million per year. During fiscal 2002, 2001 and 2000, borrowings under the revolving credit facility and uncommitted lines averaged $14,635,000, $26,456,000 and $23,437,000, respectively, with a maximum amount outstanding of $43,000,000 in 2002, $40,000,000 in 2001 and $64,000,000 in 2000. The weighted average interest rate paid on these borrowings during the year was 2.7% in 2002, 5.3% in 2001 and 6.9% in 2000. No short-term borrowings were outstanding on November 29, 2002. Short term borrowing of $26 million were outstanding on November 30, 2001. Interest payments amounted to $405,000, $1,402,000 and $1,617,000 in fiscal years 2002, 2001 and 2000, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at November 29, 2002 and November 30, 2001 consist of the following:

	2002	2001
	(In thousands)
Salaries, wages and commissions	$4,950	$4,503
Advertising	1,710	2,144
Pensions	—	2,440
Dividends	1,980	2,093
Restructuring charges	—	2,262
Rent	2,430	2,347
Other liabilities	9,560	9,861

	$20,630	$25,650

7.    RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2002, the Company completed the prior year restructuring and recorded income of $75,000 (less than $.01 per share after tax) related to the reversal of unused prior year restructuring accruals. In the fourth quarter of fiscal 2001, the Company recorded pre-tax charges of $3,059,000 ($.05 per share after tax) related to a restructuring of its administrative staff, the closing of the Wilmington, MA. returns and product sample facility, the exit of the leased department store business and retail system asset impairment costs. The fiscal 2001 restructuring included streamlining certain corporate and divisional operations reducing the administrative workforce by approximately 20% or 120 positions. Cash payments and other non-cash items for the restructuring included $2,181,000 related to severance payments, and other employee benefit costs, $205,000 related to the consolidation of the Wilmington, MA returns and product sample facility into the Huntington, Indiana distribution center and $64,000 of other costs associated with the restructuring. The fiscal 2001 restructuring charges also included asset writedown expenses associated with exiting the leased department stores business which resulted in a writedown of leaseholds and other assets of $120,000 and the impairment cost associated with the existing retail system totaling $414,000. During fiscal 2002, the Company charged $2,187,000 of costs to the fiscal 2001 restructuring accrual balance. Included in fiscal 2002 cost of sales is a reversal of $0.3 million of the prior year’s $1.8 million charge associated with the write-down of inventory caused by the exit of the leased department store business. The following table summarizes the accrued costs associated with the fiscal 2001 restructuring actions by type and related activity through November 29, 2002:

	Accrued Severance and Other Employee Related Costs	Accrued Facility Closing Costs	Asset Writedown	Accrued Other Costs	Total
	(in thousands)
Restructuring charges – Fiscal 2001	$1,894	$437	$534	$194	$3,059
Cash payments	(793)	—	—	(4)	(797)

Balance, November 30, 2001	1,101	437	534	190	2,262
Cash payments	(1,388)	(171)	—	(60)	(1,619)
Non-cash items	—	(34)	(534)	—	(568)
Reversals and other adjustments	287	(232)	—	(130)	(75)

Balance, November 29, 2002	—	—	—	—	—

In the fourth quarter of fiscal 2000, the Company recorded income of $396,000 ($.01 per share after tax) related to the reversal of unused prior year restructuring accruals. In the third quarter of fiscal 1999, the Company recorded pre-tax charges of $3,254,000 ($.04 per share after tax) related to a restructuring of its administrative staff that was implemented to competitively position itself for future expansion and increased profitability. Certain merchandising, finance and operations functions were shifted from divisional to centralized responsibility, resulting in the termination of 75 associates and the elimination of 50 unfilled positions from the Company’s administrative staff. Cash payments and other non-cash items for this restructuring included $1,936,000 related to severance payments, $663,000 related to other employee related costs and $259,000 of other costs associated with the restructuring. Costs related to this restructuring and charged in fiscal 2000 included $648,000 related to severance and $473,000 related to other employee related costs. The following table summarizes the fiscal 2000 activity associated with the fiscal 1999 restructuring charge:

	Accrued Severance	Other Employee Related Costs	Total
	(in thousands)
Balance December 3, 1999	$1,070	$447	$1,517

Cash payments	(648)	(473)	(1,121)
Reversals and other adjustments	(422)	26	(396)

Balance December 1, 2000	—	—	—

8.    LEASES

The Company leases office and retail store space and certain equipment. A portion of the retail store space is sublet. Some of the leases have provisions for additional rentals based on increased property taxes and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Some leases have renewal options.

Rent expense for operating leases for the three years in the period ended November 29, 2002 was as follows:

	2002	2001	2000
	(In thousands)
Base rent	$22,186	$20,365	$19,535
Additional rent	469	1,050	1,321
Less rental from subleases	(434)	(567)	(570)

	$22,221	$20,848	$20,286

The future minimum rental payments for all non-cancelable operating leases and the amounts due from tenants on related subleases at November 29, 2002 are as follows:

(In thousands)
2003	$18,425
2004	17,743
2005	16,596
2006	13,004
2007	9,013
Later years	26,066

100,847
Less rental due from subleases	(1,166)

Total future minimum rental payments	$99,681

9.    BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering eligible associates. The Company intends to contribute amounts deemed necessary to maintain the plans on a sound actuarial basis. During 2002 and 2001, approximately 61% and 68%, respectively, of the defined benefit plan’s assets were invested in equity investments with the remaining 39% and 32% invested in fixed income securities. Salaried, management, sales and non-production hourly associates accrued pension benefits based on the associate’s service and compensation. Production associates accrued pension benefits at a fixed unit rate based on service.

Pension expense, including amortization of prior service costs over the remaining service periods of active associates and the remaining lives of vested and retired associates, for the three years in the period ended November 29, 2002, consists of the following:

	2002	2001	2000
	(In thousands)
Service cost	$1,101	$1,417	$1,403
Interest cost	3,149	3,063	2,918
Expected return on assets	(3,553)	(4,072)	(4,366)
Net gain recognized	—	(287)	(622)
Amortization of prior service cost	39	61	61
Transition asset recognized	—	—	(284)

Net periodic benefit cost (income)	$736	$182	$(890)

The following provides a reconciliation of benefit obligations, plan assets, the funded status, and various assumptions related to the Company’s defined benefit pension plan:

	2002	2001
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$43,299	$40,638
Service cost	1,101	1,417
Interest cost	3,149	3,063
Actuarial loss	4,622	452
Benefits paid	(2,412)	(2,271)
Amendments	18	—

Benefit obligation at end of year	$49,777	$43,299

Change in plan assets:
Fair value of plan assets at beginning of year	40,653	46,367
Actual return on plan assets	(4,664)	(3,443)
Employer contributions	4,000	—
Benefits paid	(2,412)	(2,271)

Fair value of plan assets at end of year	$37,577	$40,653

Funded status	(12,200)	(2,646)
Unrecognized net loss	12,940	102
Unrecognized prior service costs	83	104

Net amount recognized	$823	$(2,440)

Amounts recognized in the statement of financial position consist of:
Prepaid (accrued) benefit cost	823	(2,440)
Additional minimum liability	(11,677)	—
Intangible asset	83	—
Accumulated other comprehensive income	11,594	—

Net amount recognized	$823	$(2,440)

Assumptions:
Discount rate	6.75%	7.25%
Expected long-term return on assets	9.00%	9.00%
Compensation increase rate	4.50%	4.50%

The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. Due to the long-term nature of this assumption, it is not expected that the rate of return percentage will vary yearly. The expected long-term rate of return for fiscal 2003 will be 8.5%. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $320,000. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $80,000 in the expense. Changing the compensation increase rate by 25 basis points will change expense approximately $25,000.

The Company also provides defined contribution plans for its associates. The Company’s defined contribution plans, which are qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, enable eligible associates to defer a portion of their salary to be held by the trustees of the plans. The Company makes an additional contribution to the plans equal to a maximum of 50% of the first 6% of savings by each participant. During fiscal 2002, 2001, and 2000 the Company’s contribution to the plans amounted to $603,000, $813,000 and $769,000, respectively.

10.    STOCK PURCHASE AND OPTION PLANS

During 2002, the Company’s shareholders approved The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company’s common stock on either their entry date into the Plan or the last day of the payment period. For the payment periods which ended in December 2001 and June 2002, a total of 109,414 shares were issued under the Plan for an aggregate amount of $611,000. At November 30, 2002, a total of 5,532,382 shares had been purchased under the Plan and 607,618 shares were available for purchase by participating associates.

During 1998, the Company’s shareholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director’s Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. An aggregate of 300,000 shares is authorized for issuance under the Plan. Options to purchase common stock are granted at a price equal to the closing price of the Company’s common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the shareholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. Under the terms of the Plan, the Company awarded 21,679, 30,589, and 7,935 shares of common stock during 2002, 2001 and 2000, respectively. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company’s Deferred Compensation Plan for Directors. At November 29, 2002, the issuance of 77,758 shares has been deferred by participating directors.

During 2001, the Company’s shareholders approved the 2001 Stock Option and Incentive Plan. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the shareholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 2,000,000 shares of the Company’s common stock, plus up to an additional 1,000,000 shares which would be available for issuance under the 1998 Stock Option Plan but for its expiration, may be granted to officers and other key associates. The option price of the shares may not be less than the fair market value of the Company’s common stock at the date of grant. Options under the Plan generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a five-year period. During 1999, stock awards of 10,750 shares, having an average fair market value of $8.58, were made under the prior, 1998 Stock Option Plan and was expensed during that year.

A summary of the activity in stock options with respect to all plans for the three years in the period ended November 29, 2002 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 3, 1999	3,647,453	$9.84
Granted	1,089,500	5.62
Exercised	(2,800)	0.25
Canceled	(1,116,032)	10.74

Outstanding at December 1, 2000	3,618,121	8.30
Granted	1,132,750	6.54
Exercised	(220,599)	6.43
Canceled	(805,309)	8.53

Outstanding at November 30, 2001	3,724,963	7.82
Granted	1,121,732	6.51
Exercised	(243,995)	5.85
Canceled	(896,005)	8.69

Outstanding at November 29, 2002	3,706,695	$7.34

The following table summarizes information about stock options outstanding at November 29, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25-$6.25	1,048,561	7.5 years	$5.83	491,485	$5.58
$6.33-$6.36	928,200	9.0 years	6.36	—	—
$6.38-$8.12	872,735	7.2 years	7.13	655,773	7.03
$8.13-$14.50	857,199	4.8 years	10.47	817,368	10.53

	3,706,695	7.2 years	$7.34	1,964,626	$8.12

At November 30, 2001, options to purchase 1,847,214 shares at an average price of $9.12 per share were exercisable (1,710,679 shares at $9.71 per share at December 1, 2000). On a cumulative basis through November 29, 2002, stock awards, options to purchase shares and shares reserved for issuance under deferred compensation plans totaling 8,363,173 shares had been granted under all stock option plans. Rights to purchase an additional 1,867,413 shares at November 29, 2002 (2,796,045 shares at November 30, 2001) could be granted under the stock option plans.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), defines a fair-value method of accounting for employee stock options or similar equity instruments and encouraged companies to adopt that method of accounting. SFAS 123 also allows companies to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and to make proforma disclosures of the impact on net income and earnings per share of applying SFAS 123. The Company has elected to continue to account for stock options in accordance with APB 25 and related interpretations. Accordingly, no compensation expense has been recorded in connection with fair market value stock option grants under the Company’s stock option plans and its employee stock purchase plan.

Proforma net income and earnings per share information, included in the table below, has been calculated as if the Company had accounted for stock options and other stock-based compensation under the fair value method. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	4.30%	5.00%	6.21%
Dividend yield	2.6%	2.5%	3.2%
Volatility factor	40%	40%	41%
Weighted average expected life of options (years)	4.5	4.5	4.5

Accordingly, the weighted average grant date fair values of stock options granted during 2002, 2001 and 2000 were estimated at $2.19, $2.30 and $1.87, respectively. For purposes of proforma disclosure, the estimated fair value is amortized to expense on a straight-line basis over the options vesting periods. A comparison of reported and proforma earnings is as follows for the three years in the period ended November 29, 2002:

	2002	2001	2000
	(In thousands except for per share data)
Net income
As reported	$24,117	$18,997	$25,193
Proforma	22,801	17,769	23,562
Net income per diluted share of common stock
As reported	.58	.45	.58
Proforma	.55	.42	.55

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and other stock-based compensation.

11.    PREFERRED STOCK PURCHASE RIGHTS

In June 1997, the Company’s Board of Directors adopted a Stockholder Rights Plan to replace a similar plan which was due to expire in July 1997. In connection with the Plan, the Board declared a dividend of one Preferred Share Purchase Right for each outstanding share of common stock of the Company, payable to stockholders of record on July 17, 1997.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors. The Rights may be redeemed by the Company at a price of $.01 per Right prior to the time that a person or group has acquired beneficial ownership of 10% or more of the common shares.

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $68 per one one-hundredth of a Preferred Share. Each preferred share is entitled to minimum quarterly dividends of $1.00 per share, a minimum preferential liquidation payment of $100 per share and each preferred share will have 100 votes, voting together with the common shares. The Rights, which may be amended by the Board of Directors of the Company under most circumstances, become exercisable at the earlier of ten days following a public announcement that a person or group (“Acquiring Person”) has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock or ten business days following the commencement of, or announcement of an intention to make, a tender or exchange offer which would result in the beneficial ownership by an Acquiring Person of 10% or more of the outstanding common shares. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of its assets or earnings power are sold after a person has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock, the holders of the Rights will have the right to receive upon exercise that number of shares of common stock of the Acquiring Person having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, the holders of the Rights, other than the Acquiring Person, will have the right to receive on exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. The Board of Directors of the Company may also exchange the Rights, in whole or in part, at an exchange ratio of one common share or one one-hundredth of a preferred share, at any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the Company’s common stock by such Acquiring Person. The Rights, which have no voting power, expire on July 17, 2007. Preferred Stock Purchase Rights outstanding under the Plan totaled 39,442,404 and 41,858,898 as of November 29, 2002 and November 30, 2001, respectively.

12.    LITIGATION AND CONTINGENCIES

The Company is a party to various litigation arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position or results of operations.

The sale of Tommy Hilfiger branded footwear is a significant portion of the Company’s business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2001, we renewed the agreement for an additional three-year term which expires in March 2004. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. The Company expects to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. Management believes that no provision is currently required for costs related to the potential loss of this license. If the Company loses the Tommy Hilfiger license, our business could be materially and adversely affected.

13.    INCOME TAXES

The provision for income taxes consists of the following for the three years in the period ended November 29, 2002:

	2002	2001	2000
	(In thousands)
Current:
Federal	$5,520	$7,156	$11,995
State	1,585	473	1,395

Total current provision	7,105	7,629	13,390

Deferred:
Federal	3,541	114	1,711
State	662	64	(192)

Total deferred provision	4,203	178	1,519

Provision for income taxes	$11,308	$7,807	$14,909

Net deferred tax assets as of November 29, 2002 and November 30, 2001 have the following significant components:

	2002	2001
	(In thousands)
Deferred tax assets:
Inventory valuation reserves	$4,187	$4,643
Accounts receivable allowances	5,736	4,445
Compensation and pension accruals	1,483	1,722
Nonrecurring charges	—	978
Other accounting reserves and accruals	9,182	12,457

Total deferred tax assets	20,588	24,245

Deferred tax liabilities:
Depreciation and amortization	4,836	4,444
Pension obligation	(4,873)	—
Other accounting reserves and accruals	568	414

Total deferred tax liabilities	531	4,858

Net deferred tax assets	$20,057	$19,387

A valuation allowance has not been assigned to the Company’s deferred tax assets since management believes it is more likely than not that the Company will fully realize the benefits of such tax assets. The deferred taxes associated with the minimum pension liability were netted in other comprehensive income (loss).

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2002	2001	2000
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.1	1.3	2.0
Tax provision related to company-owned life insurance program	0.3	0.5	0.5
Reduction in tax accruals recorded in prior years	(7.7)	(8.1)	—
Other	0.2	0.4	(0.3)

Effective income tax rate	31.9%	29.1%	37.2%

The higher tax rate in fiscal 2002 as compared to fiscal 2001 was due principally to a need for certain state income tax accruals that were not necessary in the prior year.

In 2002, 2001 and 2000, the Company paid income taxes of $9,750,000, $13,587,000, and $18,587,000, respectively.

14.    OPERATING SEGMENTS AND RELATED INFORMATION

The Company’s operations are organized into the following segments:

The Stride Rite Children’s Group – Wholesale, which designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals and sneakers in traditional and contemporary styles. These products are marketed under our Stride Rite®, Munchkin®, Sperry Top-Sider® and Street Hot® trademarks in medium to high price ranges and under our Kid Smart® and Baby Smart® trademarks in medium to lower price ranges. Also, products using the Tommy Hilfiger® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. are designed and marketed in the medium to high price range. Products are sold wholesale to a wide variety of retail formats such as department stores, independent stores, value retailers and specialty stores.

The Stride Rite Children’s Group – Retail, which sells Stride Rite products through company-owned retail and outlet store locations. Stride Rite Children’s Group – Retail had a total of 229, 220 and 201 stores open at the end of fiscal years 2002, 2001 and 2000, respectively.

Keds, which designs and markets sneakers and casual footwear for adults and children under the Keds® and PRO-Keds® trademarks and casual footwear for women under the Grasshoppers® label. Products are principally sold wholesale. Keds also sells its products through company-owned Keds retail stores. There were 6, 5 and zero stores open at the end of fiscal years 2002, 2001 and 2000, respectively.

Sperry Top-Sider, which designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under the Sperry Top-Sider® and Sperry® trademarks. Products sold under the Sperry Top-Sider® label also include sneakers and sandals for men and women. Products are sold wholesale principally to department stores, specialty stores and the marine channel.

Tommy Hilfiger, which designs and markets a line of dress casual, sport casual and athletic footwear for men and women, using the Tommy Hilfiger® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. Products are sold wholesale principally to better department stores, independent stores and shoe chains.

International, which distributes all of the Company’s product lines. In Canada products are sold wholesale to department stores, independent stores and specialty stores through the Company’s wholly owned subsidiary.

Outside of the United States and Canada we use independent distributors and licensees to market our various products.

Management has evaluated the operating segments of the Company and determined that the segments have similar economic characteristics. Products for all of the Company’s brands are generally manufactured using similar processes and substantially all products are purchased from foreign sources through our centralized corporate sourcing group. The Company’s products also share similar distribution methods and are marketed and sold to similar customer types. Operating results are assessed on an aggregate basis to make decisions about resources to be allocated among the brands. Consequently, the Company’s operating segments have been aggregated into one reportable segment for financial statement purposes as permitted by the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company presently focuses its brands on the domestic footwear market. No individual country other than the United States accounted for more than 10% of consolidated net sales or assets. The Company’s largest customer accounted for approximately 7%, 9% and 8% of consolidated net sales for fiscal years 2002, 2001 and 2000, respectively.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria for recognizing intangible assets separate from goodwill. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” effective with the beginning of the 2003 fiscal year. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets will cease. As required by SFAS 142, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether an impairment exists as of the adoption date. In connection with the SFAS 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. The Company adopted SFAS 144 effective with the beginning of the 2003 fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145. “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,”. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and the accounting for certain specified lease transactions. The Company does not expect the provisions of SFAS 145 to have a material effect, if any, on the Company’s consolidated financial statements.

In September 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not effect the recognition of costs under the Corporation’s existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”, including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is currently evaluating the provisions of this interpretation to determine the effect of adoption.

16.    QUARTERLY DATA (UNAUDITED)

The following table provides quarterly data for the fiscal years ended November, 29, 2002, and November 30, 2001.

	First	Second	Third	Fourth
	(In thousands, except for per share data)
2002
Net Sales	$140,733	$156,480	$136,989	$98,198
Gross profit	51,766	58,439	50,786	33,458
Net income (loss)	7,539	11,572	7,041	(2,035)
Per diluted common share:
Net income (loss)	.18	.27	.17	(.04)
Dividends	.05	.05	.05	.05
	First	Second	Third	Fourth
2001
Net Sales	$151,093	$153,660	$135,368	$89,026
Gross profit	54,924	58,800	48,204	28,466
Net income (loss)	7,818	10,049	7,153	(6,023)
Per diluted common share:
Net income (loss)	.19	.24	.17	(.14)
Dividends	.05	.05	.05	.05

In the fourth quarter of fiscal 2001, the Company recorded pre-tax, nonrecurring charges of $3,059,000 ($.04 per share after tax), associated with its decision to restructure the Company’s administrative staff, the exit of the leased department store segment and retail system asset impairment costs.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of

The Stride Rite Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Stride Rite Corporation and its subsidiaries at November 29, 2002 and November 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of The Stride Rite Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Boston, Massachusetts
January 9, 2003	PricewaterhouseCoopers LLP

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of

The Stride Rite Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 9, 2003 appearing on page F-21 of the 2002 Annual Report on Form 10-K of The Stride Rite Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 9, 2003

S-1

THE STRIDE RITE CORPORATION

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Fiscal year ended December 1, 2000:
Deducted from assets:
Allowance for doubtful accounts	$3,687	$1,040	$1,638	(a)	$3,089
Allowance for sales discounts	6,264	4,685	1,373	(b)	9,576

	$9,951	$5,725	$3,011		$12,665

Fiscal year ended November 30, 2001:
Deducted from assets:
Allowance for doubtful accounts	3,089	898	291	(a)	3,696
Allowance for sales discounts	9,576	442	2,599	(b)	7,419

	$12,665	$1,340	$2,890		$11,115

Fiscal year ended November 29, 2002:
Deducted from assets:
Allowance for doubtful accounts	3,696	777	700	(a)	3,773
Allowance for sales discounts	7,419	3,690	2,632	(b)	8,477

	$11,115	$4,467	$3,332		$12,250

(a)	Amounts written off as uncollectible.
(b)	Amounts charged against the reserve.

S-2

THE STRIDE RITE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 29, 2002

Index to Exhibits

Exhibit No.	Description of Exhibit	Page No.
10(xiv)	First Amendment to Revolving Credit Agreement	E-1
21	Subsidiaries of the Registrant	E-7
23	Consent of Independent Accountants	E-8

*Denotes a management contract or compensatory plan or arrangement.