Form 10-Q
period 2003-02-28
STRIDE RITE CORP
filed 2003-04-14
CIK 94887

1 of 23 pages
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                       ---------------------
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

          Yes(X)          No ( )

As of April 11, 2003, 39,367,187 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                   February 28,                        March 1,
                                       2003          November 29,        2002
                                    (Unaudited)          2002        (Unaudited)
                                  ----------------  ---------------  -----------
  Assets

  Current Assets:
     Cash and cash
       equivalents                    $ 31,719         $ 73,105       $ 27,948

     Accounts and notes
       receivable, net                  98,376           48,075         95,287

     Inventories                        88,177           98,213         93,284

     Deferred income taxes              20,588           20,588         24,245

     Other current assets                5,121           13,613          4,746
                                      --------         --------       --------

     Total current assets              243,981          253,594        245,510

  Property and equipment, net           67,108           68,291         72,496

  Other assets                          15,389           12,914         15,069
                                      --------         --------       --------

     Total assets                     $326,478         $334,799       $333,075
                                      ========         ========       ========

















                     The accompanying notes are an integral part of the
                         condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                  February 28,                       March 1,
                                      2003        November 29,         2002
                                  (Unaudited)         2002         (Unaudited)
                                 ---------------  -------------    -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                 $15,314        $31,513          $17,559
     Income taxes payable              19,778         17,407           19,139
     Accrued expenses and other
       liabilities                     20,268         20,630           23,140
                                     --------       --------         --------
     Total current liabilities         55,360         69,550           59,838

  Deferred income taxes                   531            531            4,858
  Pension obligation                   11,677         11,677                -

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000      -                -                -
       Shares issued - None

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544      14,237         14,237           14,237

     Capital in excess of par
       value                           17,796         18,043           18,677

    Retained earnings                 405,224        398,368          387,902
    Accumulated other
        comprehensive loss             (7,096)        (7,246)               -
     Less cost of 17,636,127
        shares of common stock
        held in treasury
        (17,504,140 on November
        29, 2002 and 14,970,372
        on March 1, 2002)            (171,251)      (170,361)        (152,437)
                                     ---------      ---------        ---------
     Total stockholders' equity       258,910        253,041          268,379
                                     ---------      ---------        ---------

     Total liabilities and
       stockholders' equity          $326,478       $334,799         $333,075
                                     ========       ========         ========





                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the three months ended February 28, 2003 and March 1, 2002
                    (In Thousands Except Per Share Data)

                                                 2003             2002
                                            ---------        ---------

Net sales                                    $152,322         $140,733

Cost of sales                                  94,281           88,967

Selling and administrative expenses            44,376           40,084
                                            ---------        ---------

Operating income                               13,665           11,682

Other income (expense):
   Investment income                              683              327
   Interest expense                               (70)            (303)
   Other income (expense), net                   (163)            (170)
                                            ---------        ----------
                                                  450             (146)
                                            ----------       ----------

Income before income taxes                     14,115           11,536

Provision for income taxes                      5,294            3,997
                                            ---------        ---------

Net income                                   $  8,821         $  7,539
                                            =========        =========

Net income per common share:
   Diluted                                   $    .22         $    .18
                                            =========        =========
   Basic                                     $    .22         $    .18
                                            =========        =========

Dividends per common share                   $    .05         $    .05
                                            =========        =========

Average common shares used in per share
   computations:
   Diluted                                     39,838           42,187
                                            =========        =========
   Basic                                       39,425           41,906
                                            =========        =========







                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the three months ended February 28, 2003 and March 1, 2002
                             (Dollars in Thousands)

                                                       2003             2002
                                                  --------------   -------------
Cash provided from (used for):
Operations:
   Net income                                          $ 8,821         $ 7,539
   Adjustments to reconcile to net cash
     provided from (used for) operations:
   Depreciation and amortization                         3,654           3,737
   Sales of trading securities                               -              14
   Gain related to long-term investments                  (321)              -
   Loss on disposals of property and equipment              39              29
   Increase in other long-term assets                   (2,475)         (2,479)
   Changes in:
      Accounts and notes receivable                    (50,301)        (50,548)
      Inventories                                       10,036          19,197
      Other current assets                               8,492           9,534
      Other current liabilities                        (13,953)         (8,745)
                                                       --------        --------
      Net cash used for operations                     (36,008)        (21,722)
                                                       --------        --------
Investments:
   Additions to property and equipment                  (2,510)         (3,950)
   Distributions from long-term investments                321               -
                                                       -------         -------
      Net cash used for investments                     (2,189)         (3,950)
                                                       --------        --------
Financing:
   Short-term borrowings                                     -         (26,000)
   Proceeds from sale of stock under stock plans           457             620
   Cash dividends paid                                  (1,976)         (2,093)
   Repurchase of common stock                           (1,670)            (66)
                                                       --------        --------
      Net cash used for financing                       (3,189)        (27,539)
                                                       --------        --------

Net decrease in cash and cash equivalents              (41,386)        (53,211)

Cash and cash equivalents at beginning of the
   period                                               73,105          81,159
                                                       -------         -------

Cash and cash equivalents at end of the period         $31,719         $27,948
                                                       =======         =======




                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended February 28, 2003 and March 1, 2002 is unaudited, however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended February 28, 2003 and March 1, 2002 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 29, 2002 on Form 10-K which included all information and footnotes necessary for such presentation.

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

Stock Purchase and Option Plans

     During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board (FASB)- Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 by requiring that companies make quarterly disclosures regarding the proforma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002.

     At February 28, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended November 29, 2002 as contained in Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table provides the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation.

                         THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                              Three Months Ended
                                  --------------------------------------------
                                     February 28,              March 1,
                                         2003                    2002
                                  --------------------    --------------------
                                                (In thousands)
Net income, as reported                  $8,821                 $7,539

Add:  Stock based employee
compensation expense included in
net income, net of related tax
effects                                       9                     25

Deduct:  Total stock based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects                    (315)                   (341)
                                        -------                 -------

Pro forma net income                     $8,515                 $7,223
                                         ======                 ======

Earnings per share:
   Basic - as reported                   $  .22                 $  .18
                                         ======                 ======
   Basic - pro forma                     $  .22                 $  .17
                                         ======                 ======

   Diluted - as reported                 $  .22                 $  .18
                                         ======                 ======
   Diluted - pro forma                   $  .21                 $  .17
                                         ======                 ======


                        THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Earnings Per Share

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

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (shares in thousands):

                                                       Three Months Ended
                                               ---------------------------------
                                                February 28,         March 1,
                                                    2003               2002
                                               --------------     --------------

Net income                                          $ 8,821            $ 7,539
                                                    =======            =======

Calculation of shares:
Weighted average common shares
  outstanding (basic)                                39,425             41,906

Dilutive effect of stock options                        413                281
                                                    -------            -------

Weighted average common shares outstanding
  (diluted)                                          39,838             42,187
                                                    =======            =======

Net income per common share (basic)                   $ .22              $ .18
                                                      =====              =====

Net income per common share (diluted)                 $ .22              $ .18
                                                      =====              =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                                  First Quarter
                                           ----------------------------
                                                  2003            2002
                                           ------------    ------------
Options to purchase shares of common
  stock (in thousands)                           1,599           1,610

                         THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

Comprehensive income is as follows:

                                                       Three Months Ended
                                              ---------------------------------
                                                February 28,         March 1,
                                                    2003               2002
                                              ---------------------------------
                                                         (In thousands)
Net income                                          $ 8,821            $ 7,539

Other comprehensive income:
Foreign currency translation adjustments                150                  -
                                                    -------            -------

Total comprehensive income                          $ 8,971            $ 7,539
                                                    =======            =======



Components of accumulated other comprehensive loss consist of the following:

                                  February 28,       November 29,      March 1,
                                      2003               2002            2002
                                  --------------   -----------------  ----------
                                                   (In thousands)
Foreign currency  translation
   adjustments                       $ (375)           $  (525)        $    -
Minimum pension liability
   adjustments, net of taxes         (6,721)            (6,721)             -
                                     -------           -------         ------
Accumulated other
   comprehensive loss               $(7,096)           $(7,246)        $    -
                                    ========           ========        ======

                        THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standard No 142, "Goodwill and Other Intangible Assets", (SFAS 142) effective November 30, 2002. In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have finite useful lives will continue to be amortized over their useful lives.

     As required by SFAS 142, the Company performed impairment tests on goodwill and other indefinitely lived intangible assets, which consisted only of certain trademarks, as of November 30, 2002. As a result of this testing, the Company does not believe that the carrying value of goodwill or any indefinitely lived intangible assets have been impaired.

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
February 28, 2003                              (In Thousands)
  Gross carrying amount           $3,073          $2,980          $6,053
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)
November 29, 2002
  Gross carrying amount           $3,048          $2,980          $6,028
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)
March 1, 2002
  Gross carrying amount           $2,748          $2,980          $5,728
  Accumulated amortization       $(2,068)        $(1,187)        $(3,255)

     Amortization expense, which is included in selling and administrative expenses, was $0 and $68,000 for the three-month periods ended February 28, 2003 and March 1, 2002, respectively. The estimated amortization expense for intangible assets for future periods is zero, because the Company does not have any intangible assets with finite useful lives.

     The results for the three-month period ended March 1, 2002 do not reflect the provisions of SFAS 142. Net income for the three-month period was $7,539. Had the Company adopted SFAS 142 on December 1, 2001, for the three-month period ended March 1, 2002, we would have recorded net income of $7,583 as a result of not recording $68,000 of amortization. Basic and diluted earnings per share would not have changed.

                        THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Guarantees

     The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN
45) during the first quarter of fiscal 2003. This interpretation clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

     The significant subsidiaries of the Company, as defined in the revolving credit agreement between the Company and its bankers, guarantee the repayment of any debt outstanding under the $75 million revolving credit agreement. In the event that the Company is unable to meet its debts, the significant subsidiaries could be required to fulfill these obligations. There were no borrowings outstanding under the revolving credit facility as of February 28, 2003.

     The Company also guarantees payments for certain wholly owned subsidiary lease obligations, which could require the Company to pay up to approximately $3 million per quarter in the event the subsidiary does not make the required payments. These leases will expire between 2003 and 2013. As of February 28, 2003 the Company has not recorded any liability related to guarantees of wholly owned subsidiary obligations. The Company does not believe based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under wholly owned subsidiary guarantees.

     Additionally, the Company has guaranteed the lease payment of a storefront located in New York, New York for a third party. The storefront is used to support the marketing of one of the company's product lines. The guarantee, which runs for five years could require the Company to make annual payments in the amount of $50,000. The Company has not recorded any liability related to this guarantee because we do not believe that it is probable that any payments will be required.

                        THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discusses The Stride Rite Corporation's results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and related notes.

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

manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of SARS (Severe Acute Respiratory Syndrome) or other such health risks; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts or war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

     The Company discussed a number of significant trends and specific factors affecting the footwear industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of our Annual Report on Form 10-K for the fiscal year 2002. Those trends and factors continue to be relevant to the Company's performance and financial condition.

Critical Accounting Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting estimates in the Company's Annual Report on Form 10--K for the fiscal year ended November 28, 2002 for additional information.

                         THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table summarizes the Company's performance for the first quarter of fiscal 2003 as compared to the results for the same periods in fiscal 2002:

Increase Percent vs. 2002 Results:
----------------------------------
                                                                First Quarter
                                                                -------------

Net sales                                                           8.2%
Gross profit                                                       12.1%
Selling and administrative expenses                                10.7%
Operating income                                                   17.0%
Income before income taxes                                         22.4%
Net income                                                         17.0%

Operating Ratios as a Percent of Net Sales:
-------------------------------------------
                                                      First Quarter
                                             --------------------------------
                                                 2003              2002
                                             --------------    --------------

Gross profit                                     38.1%             36.8%
Selling and administrative expenses              29.1%             28.5%
Operating income                                  9.0%              8.3%
Income before income taxes                        9.3%              8.2%
Net income                                        5.8%              5.4%

Net Sales
---------

     During the first quarter of fiscal 2003, consolidated net sales increased $11.6 million to $152.3 million, or 8.2% above the sales level achieved in the first quarter of fiscal 2002. Wholesale net revenues increased 9.6% for the first quarter of 2003, while overall retail sales were flat when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the first quarter were 8.3% greater than the comparable period in 2002. The Company's average first quality selling price was slightly lower for the first quarter of 2003, decreasing 0.7% from the same period last year.

     First quality wholesale gross sales for the quarter increased by $5.7 million, or 5.1% greater than the wholesale gross sales level achieved in the same quarter in the prior year. The Company recorded a $2.4 million reduction in closeout items versus the prior year. Sales of special shoes for key accounts increased $7.0 million in the first quarter of fiscal 2003 as compared to the prior year. The increased sale of special shoes combined with the greater amount of first quality wholesale sales were the major reasons for the sales increase for the first quarter of fiscal 2003 versus the prior year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Decreased sales allowances and returns during the first quarter of 2003 versus the prior year contributed to an improvement in net sales comparisons of $0.9 million. Retail store sales were relatively flat, increasing by less than $100,000 versus the sales levels recorded in the first quarter of fiscal 2002.

     Sales of the Stride Rite Children's Group during the first quarter of fiscal 2003 were $54.3 million, 2.1% higher than the same period in the prior fiscal year. Sales to independent retailers increased 4.0% during the first quarter as compared to the same quarter last year. Much of this increase was attributable to increased sales of Tommy Hilfiger children's products, which are now being developed, marketed and sold through the Children's Group and the improved performance of Munchkin products. The sales levels of the Children's Group's retail stores were nearly unchanged when comparing the first quarters of fiscal years 2003 and 2002. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) decreased 6.2% for the first fiscal quarter of 2003. The economy, the prolonged winter weather in the Eastern United States and a later Easter were the primary reasons for the decrease in the comparable store sales performance. At the end of the first quarter of fiscal 2003, the Stride Rite Children's Group operated 230 stores. This is a reduction of 11 stores, or 5% from the end of the same period in the prior year. The 2002 store count included the 46 Federated leased department stores, which the Company exited at the end of April 2002. Current plans call for the opening of fewer than ten stores during the 2003 fiscal year. The rate of new store openings is slowing this fiscal year because the Children's Group is focusing its efforts on optimizing business in its new and existing store base.

     Sales of the Keds division were $55.6 million during the first quarter of fiscal 2003, an increase of 6.7% versus the results of the same period in the prior year. This increase was largely the result of the initial Spring product shipments of certain newly repositioned Keds styles. The subsequent sell-through performance of these products will determine the level of success that Keds will have during the second quarter of fiscal 2003. These sales gains were partially offset by weaker performance of Grasshoppers products. Beginning with the 2003 fiscal year, the Pro-Keds operations and product line was transferred to the Tommy Hilfiger footwear unit to better align the development and marketing efforts of Pro-Keds with the younger customer profile of the Tommy Hilfiger footwear customer.

     Sales of Tommy Hilfiger men's and women's footwear products during the first quarter of the fiscal year were $24.8 million, an increase of 37.0% over the first quarter of fiscal 2002. The Pro-Keds product line sales are reported here, although its sales are currently not significant. The Tommy Hilfiger children's products are now developed, marketed and sold through the Children's Group. The production and sales of special shoes for key accounts along with the expansion of retail channels were significant factors in the increase in first quarter sales as compared to the prior year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales of Sperry Top-Sider products during the first quarter of the fiscal year were $14.4 million, an increase of 15.1% as compared to the first quarter of fiscal 2002. The increase in sales was primarily attributable to the production and sale of special shoes for key accounts combined with the continued strength in the sales of women's products. Increased closeout product sales were also a factor.

     Sales of the Stride Rite International division during the first quarter of fiscal 2003 were $6.2 million, a decrease of 22.9% as compared to the same quarter in the prior fiscal year. This decrease in sales was principally the result of business weakness in South America and Europe.

Gross Profit
------------

     During the first three months of fiscal 2003, the Company's gross profit of $58.0 million increased $6.3 million or 12.1% above the amount recorded during fiscal year 2002's first quarter. The gross profit rate for fiscal 2003's first quarter improved 130 basis points to 38.1% as compared to the 36.8% rate achieved in the prior year's first quarter. Positively affecting the comparison of gross profit for the first fiscal quarter of 2003 to the same period in the prior year was $4.0 million related to increased first quality wholesale product sales and $1.0 million resulting from increased special product and closeout sales. The gross profit also benefited from improvements in returns and allowances, which combined to add $0.5 million to current versus prior year gross profit comparisons. The LIFO provision also had a favorable affect on gross profit comparisons, improving $0.6 million versus the prior year's first fiscal quarter.

Operating Costs
---------------

     During the first three months of fiscal 2003, selling and administrative expenses were $44.4 million, an increase of $4.3 million or 10.7% as compared to the first quarter of fiscal 2003. As a percent of sales, operating costs were 29.1% in the first quarter of fiscal 2003 compared to 28.5% in the first quarter of fiscal 2002. The increased retail store costs associated with our expansion of company owned retail stores last year, was the major reason for these operating cost increases. Additionally, increased advertising expenditures of $1.0 million and higher pension costs of $0.7 million were also significant components of the operating cost increase. While the overall store count is lower at the end of the 2003 first quarter, 230 versus the 241 stores at the end of the first quarter last year, the opening of 58 retail stores during the 2002 fiscal year has resulted in higher costs carried over to fiscal 2003, due to expenditure requirements for these new stores. Current plans call for the addition of less than 10 new stores during fiscal 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.4 million in the first quarter of fiscal 2003. This compares favorably to the decrease in pre-tax income of $0.1 million in the first quarter of fiscal 2002. Investment income increased $0.4 million in the first fiscal quarter of 2003 as compared to the same quarter in the prior year. Both lower average investments and lower average interest rates were offset by two hundred thousand dollars in interest payments associated with the settlement of a tax case with Canadian authorities as well as three hundred thousand dollars in income associated with a longer-term investment initially made several years ago. Interest expense decreased $0.2 million in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 due primarily to the absence of short-term borrowings during the first quarter of 2003.

     The provision for income taxes increased $1.3 million in the first quarter of fiscal 2003 as compared to the similar period in fiscal 2002. This increase was primarily due to the higher pre-tax income amount combined with a higher effective income tax rate of 37.5% in the first quarter of fiscal 2003, as compared to a rate of 34.6% in 2002. Our effective tax rate in fiscal 2003 is expected to increase for the year as the prior year's lower tax rate was affected by reductions in previously established tax accruals, which were no longer needed. We do not anticipate any further reductions in our current tax rate related to prior year tax accruals.

Net Income
----------

     Net income for the first quarter of fiscal 2003 was $8.8 million, an increase of $1.3 million, or 17.0% as compared to the same period in the prior fiscal year. Greater net sales and the corresponding increase in gross profit were sufficient to offset increases in operating costs and a higher provision for income taxes. The Company's return on net sales of 5.8% in the first fiscal quarter of 2003 was improved versus the 5.4% return on sales recorded for the first fiscal quarter of 2002.


Liquidity and Capital Resources
-------------------------------

     At the end of the first fiscal quarter of 2003, our balance sheet reflected a current ratio of 4.4 to 1 with no debt. Our cash and cash equivalents totaled $31.7 million at February 28, 2003, an increase of $3.8 million from the total cash and cash equivalents of $27.9 million at the end of the first quarter of fiscal 2002. The Company uses its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of February 28, 2003 or March 1, 2002.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's usual seasonal shipping and cash flow patterns typically require the use of funds during the first quarter of the fiscal year. During the first quarter of fiscal 2003, the Company used $36.0 million of cash to fund operating needs. This use of cash to fund operations was greater than the $21.7 million use of cash required during the first quarter of fiscal 2002. Inventory levels at the end of the first quarter of fiscal 2003 decreased $5.1 million, or 5.5% from the levels recorded at the end of the prior year's first quarter. The Company continues to benefit from the shortening of product lead times and the careful monitoring of product sell-through performance at retail. Accounts receivable at February 28, 2003 were $3.1 million or 3.2% higher than the amount at the end of last year's first quarter. This compares favorably with the 8.2% increase in quarter-to-quarter net sales comparisons. Days sales outstanding, which is a measure of the length of the collection period of accounts receivable, was reduced by 2 days, to 57 days at the end of the first fiscal quarter of 2003 from the 59 days at the end of the first fiscal quarter of 2002.

     Additions to property and equipment totaled $2.5 million in the first quarter of 2003, which is below the $4.0 million in the 2002 first quarter. Much of the lower spending is attributable to the lower level of retail store openings in fiscal year 2003 versus last year's first quarter. Funding of our capital expenditures was provided from internal sources. We expect that all capital purchases during fiscal 2003 will be provided for internally, however if business conditions change and do not allow for internal funding, we will re-evaluate our plans.

     During the first quarter of fiscal 2003 we returned $3.6 million to shareholders through share repurchases and cash dividends. We spent $1.7 million to repurchase 214,000 common shares under our share repurchase program. As of February 28, 2003, we have 4.0 million shares remaining on our share repurchase authorization. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     At the end of the first quarter of fiscal 2003, there were no borrowings outstanding under the Company's $75 million revolving credit facility. This is consistent with the level of borrowings at the end of the first quarter of fiscal 2002. We did not utilize any available credit under the revolving credit line during the first quarter of fiscal 2003. Borrowings were not required during the quarter primarily because we entered the year with no outstanding debt unlike the prior year when we began fiscal 2002 with $26 million in short-term debt. During the first quarter of fiscal 2002, short-term borrowing under the revolving credit facilities averaged $33.5 million. As of February 28, 2003, letters of credit totaling $36.3 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b) Changes in internal controls.

      None.

PART II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits. The following exhibits are contained in this report:
                ---------
                None

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

                                    THE STRIDE RITE CORPORATION
                                    ---------------------------
                                    (Registrant)



Date:  April 14, 2003               By:  /s/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer

I, David M. Chamberlain, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending February 28, 2003 of The Stride Rite Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  April 14, 2003                    /s/ David M. Chamberlain
       --------------                    --------------------------------------
                                         David M. Chamberlain, Chairman & CEO

I, Frank A. Caruso, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending February 28, 2003 of The Stride Rite Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  April 14, 2003                    /s/ Frank A. Caruso
       --------------                    --------------------------------------
                                         Frank A. Caruso,
                                         Chief Financial Officer