Form 10-Q
period 2003-05-30
STRIDE RITE CORP
filed 2003-07-11
CIK 94887

1 of 27 pages
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the quarterly period ended May 30, 2003

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .

                         Commission File Number: 1-4404

                         THE STRIDE RITE CORPORATION
           (Exact name of registrant as specified in its charter)

                                Massachusetts 04-1399290
                        --------------------------------------
           (State or other jurisdiction) (I.R.S. Employer Identified No.)

                  191 Spring Street, Lexington, Massachusetts 02421
                 (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code: (617)824-6000

             Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                    -----------------------
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

          Yes(X)          No ( )

As of July 10, 2003, 39,462,133 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                    May 30,                          May 31,
                                     2003          November 29,        2002
                                  (Unaudited)          2002        (Unaudited)
                                ----------------  ---------------  -------------

  Assets

  Current Assets:
     Cash and cash
       equivalents                 $ 81,463         $ 73,105       $ 67,378

     Accounts and notes
       receivable, net               70,151           48,075         80,749

     Inventories                     76,654           98,213         77,226

     Deferred income taxes           20,588           20,588         24,245

     Other current assets             5,215           13,613          4,479
                                   --------         --------       --------

     Total current assets           254,071          253,594        254,077

  Property and equipment, net        64,092           68,291         70,974

  Other assets                       15,350           12,914         13,939
                                   --------         --------       --------

     Total assets                  $333,513         $334,799       $338,990
                                   ========         ========       ========

















                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    May 30,                           May 31,
                                      2003        November 29,         2002
                                  (Unaudited)         2002          (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity
  ------------------------------------

  Current Liabilities:
     Accounts payable               $ 12,006        $ 31,513          $ 14,326
     Income taxes payable             20,196          17,407            16,239
     Accrued expenses and other
       liabilities                    19,936          20,630            25,122
                                     -------        --------         ---------
     Total current liabilities        52,138          69,550            55,687

  Deferred income taxes                  531             531             4,858
  Pension obligation                  11,677          11,677                 -

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000      -                -                 -
       Shares issued - None

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544     14,237          14,237            14,237

     Capital in excess of par
       value                          17,408          18,043            18,007

    Retained earnings                414,471         398,368           397,369
    Accumulated other
        comprehensive loss            (6,770)         (7,246)                -
     Less cost of 17,527,919
        shares of common stock
        held in treasury
        (17,504,140 on November
        29, 2002 and 14,911,079
        on May 31, 2002)            (170,179)       (170,361)         (151,168)
                                    ---------       --------          --------
     Total stockholders' equity      269,167         253,041           278,445
                                    --------        --------          --------

     Total liabilities and
       stockholders' equity         $333,513        $334,799          $338,990
                                    ========        ========          ========





                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                             THE STRIDE RITE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For      the six months ended May 30, 2003 and May 31, 2002
                      (In Thousands Except Per Share Data)

                            Three Months Ended            Six Months Ended
                            ------------------            ----------------
                            May 30,       May 31,       May 30,        May 31,
                             2003          2002           2003          2002
                          ------------  ------------  -------------  -----------

Net sales                  $154,286      $156,480      $306,608       $297,213

Cost of sales                93,308        98,041       187,589        187,008

Selling and
administrative expenses      44,002        41,006        88,378         81,090
                          ---------     ---------     ---------      ---------

Operating income             16,976        17,433        30,641         29,115

Other income (expense):
  Investment income             923           399         l,606            726
  Interest expense             (102)         (233)         (172)          (536)
  Other, net                     (1)          (83)         (164)          (253)
                          ----------    ----------    ----------     ----------
                                820            83         1,270            (63)
                          ---------     ---------     ---------      ----------
Income before income
  taxes                      17,796        17,516        31,911         29,052
Provision for income
  taxes                       6,577         5,944        11,871          9,941
                          ---------     ---------     ---------      ---------

Net income                $  11,219     $  11,572     $  20,040      $  19,111
                          =========     =========     =========      =========

Net income per common
  share:
  Diluted                 $     .28     $     .27     $     .50      $    .45
                          =========     =========     =========      ========
  Basic                   $     .29     $     .28     $     .51      $    .46
                          =========     =========     =========      ========
Dividends per common
  share                   $     .05     $     .05     $     .10      $    .10
                          =========     =========     =========      ========

Average common shares
  used in per share
  computations:
  Diluted                    39,895        42,566        39,866        42,376
                          =========     =========     =========      ========
  Basic                      39,362        42,024        39,394        41,965
                          =========     =========     =========      ========








                     Theaccompanying notes are an integral part of the
                        condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   For the six months ended May 30, 2003 and May 31, 2002
                                   (Dollars in Thousands)

                                                        2003             2002
                                                    --------------   -----------
Cash provided from (used for):
Operations:
   Net income                                           $20,040         $19,111
   Adjustments to reconcile to net cash
      provided from (used for) operations:
   Depreciation and amortization                          7,622           7,543
   Sales of trading securities                                -             250
   Gain related to long-term investments                 (1,071)              -
   Loss on disposals of property and equipment               69             606
   Increase in other long-term assets                    (2,436)         (1,653)
   Changes in:
      Accounts and notes receivable                     (22,076)        (36,010)
      Inventories                                        21,559          35,255
      Other current assets                                8,398           9,801
      Other current liabilities                         (16,838)        (12,894)
                                                        -------         -------
      Net cash provided from operations                  15,267          22,009
                                                        -------         -------

Investments:
   Additions to property and equipment                   (3,492)         (6,742)
   Proceeds from long-term investments                    1,071               -
                                                        -------         -------
      Net cash used for investments                      (2,421)         (6,742)
                                                        -------         -------

Financing:
   Short-term borrowings                                      -         (26,000)
   Proceeds from sale of stock under stock plans          1,146           1,561
   Cash dividends paid                                   (3,943)         (4,190)
   Repurchase of common stock                            (1,691)           (419)
                                                        -------         -------
      Net cash used for financing                        (4,488)        (29,048)
                                                        -------         -------

Net increase (decrease) in cash and cash
  equivalents                                             8,358         (13,781)

Cash and cash equivalents at beginning of the
  period                                                 73,105          81,159
                                                        -------         -------

Cash and cash equivalents at end of the period          $81,463         $67,378
                                                        =======         =======




                     Theaccompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended May 30, 2003 and May 31, 2002 is unaudited, however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2003 presentation. The results of operations for the periods ended May 30, 2003 and May 31, 2002 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended November 29, 2002 on Form 10-K which included all information and footnotes necessary for such presentation.

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

     At May 30, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended November 29, 2002 as contained in Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table provides the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation. 6

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Dollars in Thousands, Except Per Share Data)


                               Three Months Ended           Six Months Ended
                            --------------------------  ------------------------
                              May 30,       May 31,       May 30,      May 31,
                               2003          2002          2003         2002
                            ------------  ------------  ----------- ------------
Net income, as reported      $11,219        $11,572      $20,040       $19,111

Add:  Stock based employee
compensation expense
included in net income,
net of related tax effects
                                   -            25             9            51

Deduct:  Total stock based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects
                                (616)         (417)         (931)        (760)
                            ---------     ---------     ---------    ---------

Pro forma net income         $10,603       $11,180       $19,118      $18,402
                            ========      =========     =========    ========

Earnings per share:
   Basic - as reported       $   .29       $.   28       $   .51      $   .46
                            ========      ========      ========     ========
   Basic - pro forma         $   .27       $   .27       $   .49      $   .44
                            ========      ========      ========     ========

   Diluted - as reported     $.   28       $   .27       $   .50      $   .45
                            ========      ========      ========     ========
   Diluted - pro forma       $   .27       $   .26       $   .48      $   .43
                            ========      ========      ========     ========


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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (amounts in thousands except for per share data):

                                        -------------------   ------------------
                                           Three Months           Six Months
                                              Ended                 Ended
                                        -------------------   ------------------
                                        May 30,    May 31,    May 30,   May 31,
                                          2003      2002       2003       2002
                                        ---------  --------   --------  --------
Net income                               $11,219   $11,572    $20,040    $19,111

Calculation of shares:
Weighted average common shares
  outstanding (basic)                     39,362    42,024     39,394     41,965

Dilutive effect of stock options             533       542        472        411
                                         -------   -------    -------    -------

Weighted average common shares
  outstanding (diluted)                   39,895    42,566     39,866     42,376
                                         =======   =======    =======    =======

Net income per common share
(basic)                                    $ .29     $ .28      $ .51      $ .46
                                           =====     =====      =====      =====

Net income per common share (diluted)
                                           $ .28     $ .27      $ .50      $ .45
                                           =====     =====      =====      =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                          Second Quarter     First Six Months
                                        -------------------  ------------------
                                           2003       2002      2003      2002
                                        --------  ---------  --------  --------
Options to purchase shares of common
  stock (in thousands)                      521        959       550     1,466


                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

Comprehensive income is as follows:

                                         Three Months            Six Months
                                            Ended                  Ended
                                      --------------------  ------------------
                                      May 30,    May 31,    May 31,   May 30,
                                        2003       2002      2003       2002
                                      ---------  ---------  --------  --------
                                                     (in thousands)
Net income                             $11,219    $11,572   $20,040    $19,111

Other comprehensive income:
Foreign currency translation
adjustments                                326          -      476           -
                                      ---------  ---------  --------  ---------
Total comprehensive income             $11,545    $11,572   $20,516    $19,111
                                      =========  =========  ========  =========





Accumulated other comprehensive loss is as follows:

                                   May 30,         November 29,      May 31,
                                    2003               2002            2002
                                --------------   -----------------  -----------
                                                   (In thousands)
Foreign currency  translation
  adjustments                      $  (49)          $  (525)              -
Minimum pension liability
   adjustments, net of taxes       (6,721)           (6,721)              -
                                  --------           -------        --------
Accumulated other
  comprehensive loss              $(6,770)          $(7,246)              -
                                  ========          ========        ========

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

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
May 30, 2003                                   (In Thousands)
  Gross carrying amount           $3,073          $2,980          $6,053
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)
November 29, 2002
  Gross carrying amount           $3,048          $2,980          $6,028
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)
May 31, 2002
  Gross carrying amount           $2,748          $2,980          $5,728
  Accumulated amortization       $(2,101)        $(1,221)        $(3,322)

     Amortization expense, which is included in selling and administrative expenses, was $0 and $67,000 for the three-month periods and $0 and $135,000 for the six-month periods ended May 30, 2003 and May 31, 2002, respectively. The estimated amortization expense for intangible assets for future periods is zero, because the Company does not have any intangible assets with finite useful lives.

     The results for the three-month and six-month periods ended May 31, 2002 do not reflect the provisions of SFAS 142. Net income for the three-month and six-month periods was $11,572 and $19,111, respectively. Had the Company adopted SFAS 142 on December 1, 2001, for the three-month and six-month periods ended May 31, 2002, we would have recorded net income of $11,616 and $19,200 as a result of not recording amortization. Basic and diluted earnings per share would not have changed.

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

     Prior to December 31, 2002, the Company entered into a guarantee of the lease payment of a storefront located in New York, New York for a third party. The storefront is used to support the marketing of one of the Company's product lines. The guarantee, which runs for five years could require the Company to make annual payments in the amount of $50,000. The Company has not recorded any liability related to this guarantee because we do not believe that it is probable that any payments will be required.


Note 6 - Subsequent Event

     During June 2003 the Company and Tommy Hilfiger Licensing, Inc. agreed on terms and conditions for the extension of the footwear licensing agreement for the United States through March 2007. Terms and conditions are substantially similar to the prior agreement. The licensing agreement was due to expire in March 2004.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     The following discusses The Stride Rite Corporation's results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and related notes.

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will be", "will result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

consolidation  or   restructuring   of  such  customers,   including  large
department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of SARS (Severe Acute Respiratory Syndrome) or other such health risks; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Critical Accounting Estimates
-----------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting estimates in the Company's Annual Report on Form 10--K for the fiscal year ended November 29, 2002 for additional information.

Contingencies
-------------

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During June 2003 the Company and Tommy Hilfiger Licensing, Inc. agreed on terms and conditions for the extension of the footwear licensing agreement for the United States through March 2007. Terms and conditions are substantially similar to the prior agreement. The licensing agreement was due to expire in March 2004.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

      The following table summarizes the Company's performance for the second quarter and first six months of fiscal 2003 as compared to the results for the same periods in fiscal 2002:

Increase (Decrease) Percent vs. 2002 results:
---------------------------------------------
                                           Second Quarter      Six Months
                                           --------------      ----------
Net sales                                       (1.4%)             3.2%
Gross profit                                     4.3%              8.0%
Selling and administrative expenses              7.3%              9.0%
Operating income                                (2.6%)             5.2%
Income before income taxes                       1.6%              9.8%
Net income                                      (3.1%)             4.9%

Operating Ratios as a Percent to Net Sales:
-------------------------------------------
                                         Second Quarter       Six Months
                                       ------------------  ------------------
                                          2003    2002       2003     2002
                                       --------  --------  --------  --------

Gross profit                              39.5%     37.3%    38.8%     37.1%
Selling and administrative expenses       28.5%     26.2%    28.8%     27.3%
Operating income                          11.0%     11.1%    10.0%      9.8%
Income before income taxes                11.5%     11.2%    10.4%      9.8%
Net income                                 7.3%      7.4%     6.5%      6.4%

Second Quarter 2003 Compared to the Second Quarter 2002
-------------------------------------------------------

Net Sales
---------

     During the second quarter of fiscal 2003, consolidated net sales decreased $2.2 million to $154.3 million, or 1.4% below the sales level realized in the second quarter of fiscal 2002. Wholesale net revenues decreased 7.0% for the second quarter of 2003, while overall retail sales were up 14.6% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the second quarter were 5.2% lower than the comparable period in fiscal 2002. The Company's average first quality selling price was lower for the second quarter of 2003, decreasing 6.7% from the same period last year.

     First quality wholesale gross sales for the second quarter decreased by $12.2 million, or 11.2% lower than the wholesale gross sales level achieved in the same quarter in the prior year. As compared to last year's second quarter, the Company increased its sale of closeout items, while sales of special shoes for key accounts decreased. Retail store sales were up significantly, $5.1 million versus the sales levels recorded in the second quarter of fiscal 2002.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales of the Stride Rite Children's Group during the second quarter of fiscal 2003 were $58.6 million, 4.0% higher than the same period in the prior fiscal year. Sales to independent retailers decreased 12.3% during the second quarter as compared to the same quarter last year. This decrease was principally attributable to overall retailer weakness, with the greatest declines in licensed dealers and small independent accounts. The Tommy Hilfiger children's products, now developed, marketed and sold by the Stride Rite Children's Group, performed significantly better than the Stride Rite brand products. Sales levels for the Children's Group's retail stores were up significantly, increasing 14.4%, when comparing the second quarters of fiscal years 2003 and 2002. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 9.0% for the second quarter of fiscal 2003. The comparable stores category contained a greater proportion of recently added stores in the second quarter of fiscal 2003 than the prior year. At the end of the second quarter of fiscal 2003, the Stride Rite Children's Group operated 230 stores. This is an increase of 22 stores, or 11% from the end of the same period in the prior year. Current plans call for the opening of fewer than ten stores during the 2003 fiscal year. The rate of new store openings has been slowed this year in an effort to concentrate our efforts on optimizing business performance in our new and existing stores.

     Sales of the Keds division were $50.2 million during the second quarter of fiscal 2003, a decrease of 9.7% as compared to the results of the same period in the prior year. Despite good retailer sell-in of the Keds repositioned product line during the first quarter of fiscal 2003, the corresponding sell-through of the product line in the second quarter, was not strong enough to generate reorder levels consistent with the prior year. This lack of retail sell through, combined with the generally poor sales trend in canvas products, were the principal drivers of the Keds quarter to quarter sales decrease.

     Sales of Tommy Hilfiger men's and women's footwear products during the second quarter of the fiscal year were $24.1 million, a decrease of 6.3% from the second quarter of 2002. The Pro-Keds product line sales are reported as part of Tommy Hilfiger Footwear's results, although their sales are not currently significant.

     Sales of Sperry Top-Sider products during the second quarter of fiscal 2003 were $18.5 million, an increase of 7.7% from the same quarter in the prior year. Strong performance boat shoe shipments were the principal reason for the sales increase.

     Sales of the Stride Rite International division during the second quarter of fiscal 2003 were $5.6 million, a decrease of 4.2% versus last year's second quarter. Shortfalls in sales to South America were the primary reason for the year-to-year sales decrease.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the second quarter of fiscal 2003, the Company's gross profit of $61.0 million increased $2.5 million or 4.3% above the amount recorded during fiscal year 2002's second quarter. The lower level of first quality wholesale sales reduced gross profit by $2.2 million. Also, the lower gross profit performance on closeout sales reduced gross profit by $1.1 million and the effect of LIFO and inventory capitalization reduced gross profit by an additional $1.1 million. These declines were offset by an additional $3.5 million of gross profit associated with the higher level of retail sales and $2.3 million due to lower obsolescence costs primarily due to the better performance of closeout activity in the Keds division. The gross profit rate for fiscal 2003's second quarter improved 220 basis points to 39.5% as compared to the 37.3% rate achieved in the prior year's second quarter. Higher initial gross profit margins and lower inventory obsolescence, in addition to the relative growth in company owned retail store sales, which have a higher gross profit percentage, were the principal reasons for the higher gross profit rate in the second quarter of 2003 as compared to last year.

Operating Costs
---------------

     During the second quarter of fiscal 2003, selling and administrative expenses were $44.0 million, an increase of $3.0 million or 7.3% as compared to the second quarter of fiscal 2002. As a percent of sales, operating costs were
28.5 % in the second quarter of fiscal 2003 versus 26.2% in the second quarter of fiscal 2002. The most significant factor causing the increase in operating costs was the $2.1 million increase in year to year retail store expenses related to the large number of stores opened during the second half of the 2002 fiscal year and the carryover of these added costs into fiscal 2003. This is a continuation of the trend seen in the first quarter of fiscal 2003. Pension expense in the second quarter increased $0.7 million versus the prior year's second quarter. Also adding to the second quarter year-to-year increase was $1.5 million of higher advertising costs in fiscal 2003, with most of the increase occurring in the Keds division.


Other Income (Expense)
----------------------

     Other income (expense) increased pre-tax income by $0.8 million in the second quarter of fiscal 2003. This compares favorably to the increase in other income (expense) of $0.1 million in the second quarter of fiscal 2002. Investment income of $0.9 million increased $0.5 million in the second quarter of fiscal 2003 as compared to the same quarter last year. The sale of our minority stake in a Thailand factory joint venture resulted in a $750,000 gain in the 2003 second quarter. Higher average investments were not sufficient to offset lower average interest rates. Interest expense decreased $0.1 million in the second quarter of fiscal 2003 as compared to the prior year, principally due to the lack of short-term borrowings during the second quarter of 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes
------------

     The provision for income taxes increased $0.6 million in the second quarter of fiscal 2003 as compared to last year's second quarter. The increase was mainly due to the effect of a higher effective income tax rate on higher pre-tax income. In the second quarter of fiscal 2003, the effective income tax rate was 37.0%, as compared to 33.9% in 2002. Our effective tax rate in fiscal 2003 is expected to increase for the year as the prior year's lower tax rate was affected by reductions in previously established tax accruals, which were no longer needed. We are not anticipating any further reductions in our current tax rate related to prior year tax accruals.


Net Income
----------

     Net income for the second quarter of fiscal 2003 was $11.2 million, a decrease of $0.4 million, or 3.1% as compared to the same period in the prior fiscal year. The increase in gross profit was not sufficient to offset both higher selling and administrative expenses and a higher provision for income taxes. The Company's return on net sales of 7.3% in the second quarter of fiscal 2003 was slightly below the 7.4% return on net sales for the prior year's second quarter.


First Six Months 2003 Compared to the First Six Months 2002:
-----------------------------------------------------------

Net Sales
---------

     Net sales for the first six months of fiscal 2003 increased $9.4 million or 3.2% above the net sales level for the same period of fiscal 2002. Revenues related to the Company's wholesale brands increased $2.5 million or 1.0%.
Overall retail sales increased 8.4% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the first six months were 1.8% higher than during last year's first six months. The Company's average first quality selling price was lower during the first six months of fiscal 2003, decreasing by 4.3% from the same period last year.

     First quality wholesale gross sales for the first six months decreased by $5.4 million, or 2.5% less than the wholesale gross sales level for the prior year's first six months. Both closeout sales and special shoes for key accounts increased as compared to last year. The increases in closeout sales and special shoes for key accounts were sufficient to offset the decrease in first quality sales and when combined with fewer returns, were the primary reasons for the increase in wholesale net sales. Strong retail sales comparisons to last year, increasing $5.2 million or 8.4% for the first six months, also added to the increase in net sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales of the Stride Rite Children's Group during the first half of fiscal 2003 were $112.8 million, 3.1% higher than the same period in the prior fiscal year. Sales to independent retailers decreased 3.2% in the first six months of fiscal 2003 compared to last year. Increased sales of both Munchkin products and Tommy Hilfiger children's shoes were not sufficient to offset the decrease in Stride Rite brand footwear. Sales levels of the Children's Group's retail stores were up 8.3% for the first half of fiscal 2003 as compared to the prior fiscal year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 2.4% for the first two quarters of fiscal 2003. Strong comparable performances at many of our recently added stores were a major reason for this increase.

     Sales of the Keds division were $105.8 million for the first six months of fiscal 2003. This is a decrease of 1.9% versus the same period last year. This decrease was primarily the result of weak second quarter retailer sell-through, which offset the sales gains from the first quarter of fiscal 2003. The first half net sales performance was also affected by weaker sales of Grasshopper products. Offsetting these decreases were closeout sales and special shoes for key accounts which were up significantly versus last year's first six months.

     Sales of Tommy Hilfiger men's and women's footwear products were $48.9 million for the first half of fiscal 2003, an increase of 11.6% versus last year's first half. This increase was driven by their very strong first quarter sales performance. Increased closeout sales, along with increased special shoes for key accounts, were the major reasons for the six-month sales increase. Continued expansion of retail channels has also contributed to the first half sales improvement versus last year.

     Sales of Sperry Top-Sider products during the first six months of fiscal 2003 were $32.9 million, an increase of 10.8% as compared to the first six months of fiscal 2002. Strong sales of performance products across both genders and the continued increase in sales of women's products were the primary reasons for the sales increases for the first half versus last year.

     Sales of the Stride Rite International division during the first six months of fiscal 2003 were $11.8 million, a decrease of 15.1% versus the first half of fiscal 2002. Continued weakness in the global economy, particularly in South America, negatively impacted their six-month results.


Gross Profit
------------

     During the first half of fiscal 2003, the Company's gross profit of $119.0 million increased by $8.8 million or 8.0% as compared to the amount recorded during the first half of fiscal 2002. The gross profit rate for the first six months of fiscal 2003 improved 170 basis points to 38.8% as compared to the 37.1% rate achieved in the prior year's first six months. An increase

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in overall wholesale sales for the first six months with a higher gross profit percentage added $1.9 million to the six-month gross profit comparisons. Also, a reduction of obsolescence costs of $3.5 million due to better closeout performance in Keds and Tommy Hilfiger, combined with $3.4 million of additional gross margin from retail store sales were the principle reasons for the increase in year-to-year gross profit comparisons. The growing importance of the retail store business continues to positively impact gross profit comparisons.


Operating Costs
---------------

     During the first six months of fiscal 2003, selling and administrative expenses were $88.4 million, an increase of $7.3 million or 9.0% as compared to the same period in the prior year. As a percent of sales, operating costs were 28.8% for the first half of 2003 and 27.3% for the first half of fiscal 2002. Increased advertising costs of $2.4 million and higher retail store expenses of $2.5 million were the primary reasons for the increase from 2003 to 2002. A $1.4 million increase in pension expense also contributed to the higher costs in 2003.


Other Income (Expense)
----------------------

     Other income (expense) increased pre-tax income by $1.3 million for the first six months of fiscal 2003. This compares favorably to the decrease in other income (expense) of $0.1 million for the same period of fiscal 2002. Investment income of $1.6 million increased $0.9 million in the second fiscal quarter of 2003 as compared to the same quarter last year. The $750,000 gain on the sale of our interest in the Thailand factory joint venture, as well as a gain on a prior year investment, were the major reasons for the increase versus prior year. Higher average investments were not able to offset lower average interest rates. Interest expense decreased $0.4 million in the second quarter of fiscal 2003 as compared to the prior year, principally due to the fact that there were no short-term borrowings during the second quarter of 2003.

Income Taxes
------------

     The provision for income taxes increased $1.9 million in the first half of fiscal 2003 as compared to last year's first half. The increase in the provision for income taxes was due to the combination of a higher effective income tax rate being applied to an increase in income before income taxes. The effective income tax rate for the first half of fiscal 2003 was 37.2%, as compared to the 34.2% rate for the first half of fiscal 2002. The effective income tax rate in fiscal 2003 is expected to increase versus last year because the prior year's lower tax rate was affected by reductions in previously established tax accruals, which were no longer needed. We do not anticipate any further reductions in our current tax rate related to prior year tax accruals.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the first six months of fiscal 2003 was $20.0 million, an increase of $0.9 million, or 4.9% as compared to the same period in the prior fiscal year. For the first half of the 2003 fiscal year, the increase in gross profit resulting from the greater sales and higher gross profit percentage was somewhat offset by both increased selling and administrative expenses and a larger provision for income taxes. The Company's return on net sales of 6.5% for the first half of fiscal 2003 was slightly better than the 6.4% return on net sales for the prior year's first half.

Liquidity and Capital Resources
-------------------------------

     At the end of the first half of fiscal 2003, our balance sheet had a current ratio (total current assets divided by total current liabilities) of 4.9 to 1 with no debt. Our cash and cash equivalents totaled $81.5 million at May 30, 2003, an increase of $14.1 million from the total cash and cash equivalents of $67.4 million at the end of the first half of 2002. The Company utilizes its $75 million revolving credit facility to fund seasonal working capital needs. No borrowings under this line of credit were outstanding as of May 30, 2003 or May 31, 2002.

     During the first half of fiscal 2003, $15.3 million of cash was provided from operations. This positive cash flow amount was below the $22.0 million of cash provided from operations in the prior year's first half. At May 30, 2003, accounts receivable and inventory levels totaled $146.8 million, a decrease of $11.2 million or 7% below the $158.0 million level at May 31, 2002. Accounts receivable at the end of the first half of 2003 decreased $10.6 million or 13% compared to the prior year. This compares favorably to the 7% decrease in wholesale sales for the second quarter of fiscal 2003. Day's sales outstanding, which is a measure of the length of the collection period, were 40 days at the end of the first half, a reduction of 11 days from the same point in the prior year. Inventories were slightly lower at the end of the second quarter of 2003, down $0.6 million or less than one percent from the 2002 level.

     Additions to property and equipment totaled $3.5 million in the first six months of fiscal 2003. This was $3.2 million below the level of capital expenditures in the same period in the prior year. The decrease in capital purchases is primarily related to the lower level of spending caused by the reduction in new store openings during the 2003 fiscal year. The Company expects that all capital purchases during fiscal 2003 will be provided for with internal funds. If business conditions change and do not allow for internal funding, we will re-evaluate our plans for capital spending. We currently anticipate that contributions to the Company's defined benefit pension plan in fiscal 2003 will total $4 million.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first half of fiscal 2003 we returned $5.6 million to shareholders through share repurchases and cash dividends. We spent $1.7 million to repurchase 216,000 common shares under our share repurchase program. As of May 30, 2003, we have 4.0 million shares remaining on our share repurchase authorization. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     At the  end of the  first  half  of the  2003  fiscal  year  there  were no borrowings outstanding under the Company's $75 million revolving credit facility. This is consistent with the level of borrowings at the end of the first half of fiscal 2002. During the first six months of fiscal 2003, we have not utilized any of the available credit under the revolving credit line. Borrowings were not required during the first half primarily because we entered the year with no outstanding debt and because we have been successful in managing both our inventory levels and accounts receivable balances. As of May 30, 2003, letters of credit totaling $48.4 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

                           THE STRIDE RITE CORPORATION

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

      None.

PART II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Annual Meeting of the Company's shareholders was held on April 10, 2003. The three directors nominated by management were elected by the vote set forth below:

                                                Votes
                                       ------------------------
         Name of Director                 For      Withheld
         ----------------              ------------------------
         David M. Chamberlain          35,722,196      783,402
         Shira D. Goodman              35,855,681      649,917
         Myles J. Slosberg             25,952,359   10,553,239

The Company's other directors, whose term of office continues after the 2003 stockholders' meeting, are as follows:

                              Christine M. Cournoyer
                              Donald R. Gant
                              Frank R. Mori
                              Bruce Van Saun


The Company's shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as auditors of the Company for the 2004 fiscal year by the vote set forth below:


                     Votes
         ---------------------------------------------------
               For                  Against    Abstentions
               ---                  -------    -----------
            35,443,426            1,014,422      47,750



The shareholders voted in favor of a proposal requesting that the directors consider and act upon to approve an amendment to the 1998 Non-Employee Director Stock Ownership Plan, by the vote set forth below:

                     Votes
         ---------------------------------------------------
               For                  Against    Abstentions
               ---                  -------    -----------
           32,539,456            2,225,483      1,740,659

The shareholders voted against a proposal regarding global human rights standards, by the vote set forth below:

                     Votes
         ---------------------------------------------------
                                                              Broker
               For                  Against    Abstentions   Non-Vote
               ---                  -------    -----------   --------
            2,275,114            25,172,346     2,131,774    6,926,364

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



Date:  July 10, 2003                By:  /s/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer

I, David M. Chamberlain, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending May 30, 2003 of The Stride Rite Corporation;

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


Date:  July 10, 2003                     /s/ David M. Chamberlain
       -------------                     --------------------------------------
                                         David M. Chamberlain, Chairman & CEO

I, Frank A. Caruso, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending May 30, 2003 of The Stride Rite Corporation;

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


Date:  July 10, 2003                     /s/ Frank A. Caruso
       -------------                     ---------------------------------------
                                         Frank A. Caruso,
                                         Chief Financial Officer