Form 10-Q
period 2003-08-29
STRIDE RITE CORP
filed 2003-10-10
CIK 94887

1 of 26 pages
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 29, 2003

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from to .

                     Commission File Number: 1-4404

                       THE STRIDE RITE CORPORATION
                       ---------------------------
             (Exact name of registrant as specified in its charter)

                        Massachusetts           04-1399290
                     -----------------         --------------
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

     Yes (X) No ( ) - Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

          Yes(X)          No ( )

As of October 3, 2003, 39,278,431 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                  August 29,                        August 30,
                                     2003          November 29,        2002
                                  (Unaudited)          2002         (Unaudited)
                                --------------   ---------------  -------------

  Assets

  Current Assets:
     Cash and cash
       equivalents                  $ 96,195         $ 73,105       $ 73,979

     Accounts and notes
       receivable, net                69,590           48,075         70,436

     Inventories                      68,557           98,213         77,531

     Deferred income taxes            20,222           20,588         23,759

     Other current assets              5,330           13,613          4,169
                                    --------         --------       --------

     Total current assets            259,894          253,594        249,874

  Property and equipment, net         62,552           68,291         70,539

  Other assets                        15,022           12,914         13,337
                                    --------         --------       --------

     Total assets                   $337,468         $334,799       $333,750
                                    ========         ========       ========

















                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                   August 29,                       August 30,
                                      2003        November 29,         2002
                                  (Unaudited)         2002          (Unaudited)
                                ---------------  --------------   --------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable              $ 10,132         $ 31,513          $ 13,957
     Income taxes payable            20,458           17,407            16,412
     Accrued expenses and other
       liabilities                   21,869           20,630            25,892
                                  ---------        ---------         ---------
     Total current liabilities       52,459           69,550            56,261

  Deferred income taxes                 775              531             5,162
  Pension obligation                 11,677           11,677                 -

  Stockholders' Equity:
     Preferred stock, $1 par value
      Shares authorized - 1,000,000
       Shares issued - None               -                -                 -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544    14,237           14,237            14,237

     Capital in excess of par
       value                         16,803           18,043            17,674

    Retained earnings               418,914          398,368           402,383
    Accumulated other
        comprehensive loss           (6,961)          (7,246)                -
     Less cost of 17,547,650
        shares of common stock
        held in treasury
        (17,504,140 on November
        29, 2002 and 16,390,253
        on August 30, 2002)        (170,436)        (170,361)         (161,967)
                                 -----------        --------         ---------
     Total stockholders' equity     272,557          253,041           272,327
                                 ----------         --------         ---------

     Total liabilities and
       stockholders' equity        $337,468         $334,799          $333,750
                                 ==========         ========         =========





                     The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For the periods ended August 29, 2003 and August 30, 2002
                      (In Thousands, Except Per Share Data)

                               Three Months Ended           Nine Months Ended
                               ------------------           -----------------
                           August 29,    August 30,     August 29,    August 30,
                              2003          2002           2003          2002
                          ------------  ------------  -------------  -----------

Net sales                   $139,747      $136,989      $446,355       $434,203

Cost of sales                 87,111        86,203       274,700        273,212

Selling and
administrative expenses       42,592        41,667       130,970        122,757
                           ---------     ---------     ---------      ---------

Operating income              10,044         9,119        40,685         38,234

Other income (expense):
  Investment income              201           294         1,807          1,020
  Interest expense               (75)          (71)         (247)          (607)
  Other, net                     (43)          (62)         (207)          (315)
                           ----------    ----------    ----------     ----------
                                  83           161         1,353             98
                           ----------    ----------    ----------     ----------
Income before income
  taxes                       10,127         9,280        42,038         38,332
Provision for income
  taxes                        3,714         2,239        15,585         12,179
                            ---------     ---------     ---------      ---------

Net income                  $  6,413     $   7,041      $ 26,453      $  26,153
                            =========     =========     =========      =========


Net income per common
  share:
  Diluted                   $    .16      $    .17      $    .66      $     .62
                           =========     =========     =========      =========
  Basic                     $    .16      $    .17      $    .67      $     .63
                           =========     =========     =========      =========
Dividends per common
  share                     $    .05      $    .05      $    .15      $     .15
                           =========     =========     =========      =========

Average common shares
  used in per share
  computations:
  Diluted                     40,243        41,657        39,992         42,137
                           =========     =========     =========      =========
  Basic                       39,456        41,308        39,415         41,746
                           =========     =========     =========      =========




                     Theaccompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the nine months ended August 29, 2003 and August 30, 2002
                             (Dollars in Thousands)

                                                        2003             2002
                                                    ------------    ------------
Cash provided from (used for):
Operations:
   Net income                                        $ 26,453         $ 26,153
   Adjustments to reconcile to net cash
       provided from operations:
   Depreciation and amortization                       10,438           11,849
   Deferred income taxes                                  610              790
   Sales of trading securities                              6              250
   Gain related to long-term investments               (1,071)               -
   Loss on disposals of property and equipment            555              631
   Increase in other long-term assets                  (2,108)          (1,114)
   Changes in:
      Accounts and notes receivable                   (21,515)         (25,697)
      Inventories                                      29,656           34,950
      Other current assets                              9,030           10,111
      Other current liabilities                       (15,436)         (12,221)
   Contribution to defined benefit pension plan        (2,000)               -
                                                    ----------       ---------
      Net cash provided from operations                34,618           45,702
                                                    ---------        ---------

Investments:
   Additions to property and equipment                 (5,254)         (10,576)
   Proceeds from long-term investments                  1,071                -
                                                    ---------        ---------
      Net cash used for investments                    (4,183)         (10,576)
                                                    ----------       ----------

Financing:
   Short-term borrowings                                    -          (26,000)
   Proceeds from sale of stock under stock plans        2,342            1,974
   Cash dividends paid                                 (5,914)          (6,296)
   Repurchase of common stock                          (3,773)         (11,984)
                                                    ----------       ----------
      Net cash used for financing                      (7,345)         (42,306)
                                                    ----------       ----------

Net increase (decrease) in cash and cash
equivalents                                            23,090           (7,180)

Cash and cash equivalents at beginning of the
period                                                 73,105           81,159
                                                    ---------        ---------

Cash and cash equivalents at end of the period        $96,195          $73,979
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

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 29, 2003 and August 30, 2002 is unaudited; however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2003 presentation. The results of operations for the periods ended August 29, 2003 and August 30, 2002 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 29, 2002, which are contained in the Annual Report on 10-K of the Company as previously filed with the SEC.

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

Stock Purchase and Option Plans

     During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board (FASB)- Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 by requiring that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002.

     At August 29, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended November 29, 2002 as contained in Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table provides the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation. 6

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Dollars in Thousands, Except Per Share Data)


                               Three Months Ended          Nine Months Ended
                            -------------------------  -------------------------
                            August 29,    August 30,    August 29,   August 30,
                               2003          2002          2003         2002
                            ------------  -----------  ------------ ------------
Net income, as reported       $ 6,413       $ 7,041      $26,453      $26,153

Add:  Stock based employee
compensation expense
included in net income,
net of related tax effects
                                   21            29           30           79

Deduct:  Total stock based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects
                                 (361)         (398)      (1,292)      (1,144)
                            ----------    ----------    ---------    ---------

Pro forma net income          $ 6,073       $ 6,672      $25,191      $25,088
                            =========     =========     ========     ========

Earnings per share:
   Basic - as reported        $   .16       $   .17       $  .67       $  .63
                            =========     =========     ========     ========
   Basic - pro forma          $   .15       $   .16       $  .64       $  .60
                            =========     =========     ========     ========

   Diluted - as reported      $   .16       $   .17       $  .66       $  .62
                            =========     =========     ========     ========
   Diluted - pro forma        $   .15       $   .16       $  .63       $  .60
                            =========     =========     ========     ========

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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (amounts in thousands, except per share data):

                                      Three Months              Nine Months
                                         Ended                     Ended
                                 -----------------------   ----------------------
                                  Aug. 29,     Aug. 30,     Aug. 29,    Aug. 30,
                                    2003         2002         2003        2002
                                 -----------  ----------   ----------  ----------
Net income                         $ 6,413     $ 7,041      $26,453     $26,153

Calculation of shares:
Weighted average common
  shares outstanding (basic)        39,456      41,308       39,415      41,746

Dilutive effect of stock
  options                              787         349          577         391
                                   -------     -------      -------     -------

Weighted average common
  shares outstanding (diluted)      40,243      41,657       39,992      42,137
                                   =======     =======      =======     =======

Net income per common share
(basic)                              $ .16       $ .17        $ .67       $ .63
                                     =====       =====        =====       =====

Net income per common share
(diluted)                            $ .16       $ .17        $ .66       $ .62
                                     =====       =====        =====       =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                                                 First Nine
                                          Third Quarter            Months
                                        -------------------  ------------------
                                           2003       2002      2003      2002
                                        --------  ---------  --------  --------
Options to purchase shares of common
  stock (in thousands)                      507      1,390       540     1,435


                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

Comprehensive income is as follows:

                                      Three Months              Nine Months
                                         Ended                     Ended
                                 -----------------------   ----------------------
                                   Aug. 29,    Aug. 30,     Aug. 29,    Aug. 30,
                                     2003        2002         2003        2002
                                 -----------  ----------   ----------  ----------
                                                 (In thousands)
Net income                         $6,413       $7,041      $26,453     $26,153

Other comprehensive income
   (loss):
Foreign currency translation
   adjustments                       (191)           -          285           -
                                 -----------  ----------   ----------  ---------
Total comprehensive income         $6,222       $7,041      $26,738     $26,153
                                 ===========  ==========   ==========  =========





Accumulated other comprehensive loss is as follows:

                                   August 29,      November 29,      August 30,
                                      2003             2002             2002
                                  --------------  ----------------  ------------
                                                  (In thousands)
Foreign currency translation
   adjustments                      $  (240)          $ (525)              -
Minimum pension liability
   adjustments, net of taxes         (6,721)          (6,721)              -
                                    --------          -------          -----
Accumulated other
   comprehensive loss               $(6,961)         $(7,246)              -
                                    ========         ========          =====

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

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible Assets Not Subject to Amortization
                             ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
August 29, 2003                                (In Thousands)
  Gross carrying amount           $3,073          $2,980          $6,053
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)
November 29, 2002
  Gross carrying amount           $3,048          $2,980          $6,028
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)
August 30, 2002
  Gross carrying amount           $2,748          $2,980          $5,728
  Accumulated amortization       $(2,131)        $(1,255)        $(3,386)

     Amortization expense, which is included in selling and administrative expenses, was $0 and $64,000 for the three-month periods and $0 and $199,000 for the nine-month periods ended August 29, 2003 and August 30, 2002, respectively. The estimated amortization expense for intangible assets for future periods is zero, because the Company does not have any intangible assets with finite useful lives.

     The results for the three-month and nine-month periods ended August 30, 2002 do not reflect the provisions of SFAS 142. Net income for the three-month and nine-month periods was $7,041 and $26,153, respectively. Had the Company adopted SFAS 142 on December 1, 2001, for the three-month and nine-month periods ended August 30, 2002, the Company would have recorded net income of $7,090 and $26,289 as a result of not recording amortization. Basic and diluted earnings per share would not have changed.

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

     Prior to December 31, 2002, the Company entered into a guarantee of the lease payment of a storefront located in New York, New York for a third party. The storefront is used to support the marketing of one of the Company's product lines. The guarantee, which runs for five years, could require the Company to make annual payments in the amount of $50,000. The Company has not recorded any liability related to this guarantee because the Company does not believe that it is probable that any payments will be required.

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

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. The Company cautions investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will be", "will result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company expressly disclaims any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

consolidation or restructuring of such customers, including large department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks such as SARS (Severe Acute Respiratory Syndrome); changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

     The Company discussed a number of significant trends and specific factors affecting the footwear industry in general and the business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of the Company's Annual Report on Form 10-K for the fiscal year 2002. Those trends and factors continue to be relevant to the Company's performance and financial condition.

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

Contingencies
-------------

     The sale of Tommy Hilfiger branded footwear is a significant portion of the Company's business. The Tommy Hilfiger footwear sales are contingent on the Company's licensing agreement with Tommy Hilfiger Licensing, Inc. During June 2003 the Company and Tommy Hilfiger Licensing, Inc. agreed to an extension of the footwear licensing agreement for the United States through March 2007. The licensing agreement was due to expire in March 2004.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 2003 as compared to the results for the same periods in fiscal 2002:

Increase (Decrease) Percent vs. 2002 results:
---------------------------------------------
                                            Third Quarter      Nine Months
                                            -------------      -----------
Net sales                                       2.0%               2.8%
Gross profit                                    3.6%               6.6%
Selling and administrative expenses             2.2%               6.7%
Operating income                               10.1%               6.4%
Income before income taxes                      9.1%               9.7%
Net income                                     (8.9%)              1.1%

Operating Ratios as a Percent to Net Sales:
-------------------------------------------
                                         Third Quarter       Nine Months
                                       ----------------   ------------------
                                          2003       2002    2003      2002
                                        -------    -------  -------   -------
Gross profit                              37.7%     37.1%    38.5%     37.1%
Selling and administrative expenses       30.5%     30.4%    29.3%     28.3%
Operating income                           7.2%      6.7%     9.1%      8.8%
Income before income taxes                 7.2%      6.8%     9.4%      8.8%
Net income                                 4.6%      5.1%     5.9%      6.0%

Third Quarter 2003 Compared to the Third Quarter 2002
-----------------------------------------------------

Net Sales
---------

     During the third quarter of fiscal 2003, consolidated net sales increased $2.8 million to $139.7 million, or 2.0% above the sales level realized in the third quarter of fiscal 2002. Wholesale net revenues decreased 3.3% for the third quarter of 2003, while overall retail sales were up 16.6% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the third quarter were 0.5% lower than the comparable period in fiscal 2002. The Company's average first quality selling price was lower for the third quarter of 2003, decreasing 1.8% from the same period last year.

     First quality wholesale gross sales for the third quarter decreased by $2.2 million, or 2.1% lower than the wholesale gross sales level achieved in the same quarter in the prior year. This decrease was primarily the result of lower sales to our licensed partners and independent accounts, along with declines to certain department stores. As compared to last year's third quarter, the Company decreased its sale of obsolete or excess product. Retail store sales were up significantly, $5.6 million versus the sales levels recorded in the third quarter of fiscal 2002.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales of the Stride Rite Children's Group during the third quarter of fiscal 2003 were $67.9 million, 1.1% higher than the same period in the prior fiscal year. Sales to independent retailers decreased 13.9% during the third quarter as compared to the same quarter last year. This decrease reflects a trend of consistent sales declines in the Children's Group's wholesale sales. These decreases are principally attributable to retailer and general economic weakness, with the greatest declines in licensed dealers and trade accounts. Sales levels for the Children's Group's retail stores were up significantly, increasing 16.6%, when comparing the third quarters of fiscal years 2003 and 2002. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 7.9% for the third quarter of fiscal 2003. Driving the increase in the comparable stores category was a greater proportion of newer stores that are now included in the computation. Newer stores generally grow their sales at a faster rate than more mature retail locations. At the end of the third quarter of fiscal 2003, the Stride Rite Children's Group operated 230 stores. This is an increase of 4 stores, or 1.8% from the end of the same period in the prior year. Current plans call for the opening of approximately eleven stores during the 2003 fiscal year. Five children's shoe stores and one outlet store have been opened during the first nine months of fiscal 2003. The
Company has also closed five stores for a net new store increase of one. The rate of new store openings has been slowed this year to concentrate our efforts on optimizing business performance in our new and existing stores.

     Sales of the Keds division were $30.6 million during the third quarter of fiscal 2003, a decrease of 4.1% as compared to the results of the same period in the prior year. This quarterly decrease in 2003 was primarily the result of a sales shortfall in the women's basic product line compared to the prior year.

     Sales of Tommy Hilfiger men's and women's footwear products during the third quarter of the fiscal year were $26.5 million, an increase of 6.3% from the third quarter of 2002. This increase was primarily due to the expansion of sales to independent and shoe chain accounts. Sales increases were recorded in both the men's and women's product categories. The PRO-Keds product line sales, reported as part of Tommy Hilfiger Footwear's results, were below last year, although their sales are currently not a significant part of the Company's overall sales.

     Sales of Sperry Top-Sider products during the third quarter of fiscal 2003 were $11.4 million, an increase of 10.2% from the same quarter in the prior year. The major contributors to the sales growth were strong shipments of men's performance shoes, as well as increased sales of basic boat shoes. Sales of women's products were also improved, with growth coming from the marine channel.

     Sales of the Stride Rite International division during the third quarter of fiscal 2003 were $6.5 million, relatively flat versus last year's third quarter as improved sales in Canada offset continued sales declines in South America.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the third quarter of fiscal 2003, the Company's gross profit of $52.6 million increased $1.8 million or 3.6% above the amount recorded during fiscal year 2002's third quarter. A lower level of first quality wholesale sales reduced gross profit by $1.6 million. The effect of LIFO and inventory capitalization reduced gross profit by an additional $0.6 million. These declines were offset by $3.1 million of additional gross profit associated with the higher level of retail sales as well as a $1.0 million improvement due to less excess and obsolete inventory which resulted in lower closeout sales and obsolescence costs. The gross profit rate for fiscal 2003's third quarter improved 60 basis points to 37.7% as compared to the 37.1% rate achieved in the prior year's third quarter. Lower inventory obsolescence costs, in addition to the relative growth in company-owned retail store sales, which have a higher gross profit margin, were the principal reasons for the higher gross profit rate in the third quarter of 2003 as compared to the same period last year.

Operating Costs
---------------

     During the third quarter of fiscal 2003, selling and administrative expenses were $42.6 million, an increase of $0.9 million or 2.2% as compared to the third quarter of fiscal 2002. As a percent of sales, operating costs were 30.5% in the third quarter of fiscal 2003 versus 30.4% in the third quarter of fiscal 2002. A major factor causing the increase in operating costs was the $0.6 million increase in year-to-year retail store expenses, primarily related to the large number of stores opened during the first nine months of the 2002 fiscal year and the carryover of these added costs into fiscal 2003. This is a continuation of the trend seen in the first and second quarters of fiscal 2003. Pension expense in the third quarter increased $0.7 million versus the prior year's third quarter.


Other Income (Expense)
----------------------

     Other income (expense) increased pre-tax income by $0.1 million in the third quarter of fiscal 2003. This compares to the increase in other income (expense) of $0.2 million in the third quarter of fiscal 2002. Investment income of $0.2 million decreased $0.1 million in the third quarter of fiscal 2003 as compared to the same quarter last year. Higher average investments were not sufficient to offset lower average interest rates. Interest expense remained relatively flat in the third quarter of fiscal 2003 as compared to the same period last year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes
------------

     The provision for income taxes increased $1.5 million in the third quarter of fiscal 2003 as compared to last year's third quarter. The increase was mainly due to the effect of a higher effective income tax rate of 36.7%, as compared to 24.1% in 2002. The fiscal 2002 effective income tax rate reflected a reduction in previously established tax accruals, which were no longer needed. The effective income tax rate for the remainder of the year is expected to approximate 37%.


Net Income
----------

     Net income for the third quarter of fiscal 2003 was $6.4 million, a decrease of $0.6 million, or 8.9% as compared to the same period in the prior fiscal year. The increase in both gross profit and operating income was not sufficient to offset a higher provision for income taxes. The Company's return on net sales of 4.6% in the third quarter of fiscal 2003 was below the 5.1% return on net sales for the prior year's third quarter.


First Nine Months 2003 Compared to the First Nine Months 2002:
-------------------------------------------------------------

Net Sales
---------

     Net sales for the first nine months of fiscal 2003 increased $12.2 million or 2.8% above the net sales level for the same period of fiscal 2002. Revenues related to the Company's wholesale brands decreased $1.0 million or less than 1.0%. Overall retail sales increased 11.3% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the first nine months were 0.9% higher than during last year's first nine months. The Company's average first quality selling price for the first nine months of fiscal 2003, decreased by 3.8% compared to the same period last year.

     First quality wholesale gross sales for the first nine months decreased by $7.7 million, or 2.4% below the wholesale gross sales level for the prior year's first nine months. Closeout sales increased as compared to last year. The increase in closeout sales, combined with fewer returns, were not sufficient to offset the decrease in first quality sales, which resulted in the overall decrease in wholesale net sales. Strong retail sales comparisons to last year, increasing $10.7 million or 11.3% for the first nine months, contributed to the overall $3.0 million increase in consolidated net sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales of the Stride Rite Children's Group during the first nine months of fiscal 2003 were $180.7 million, 2.3% higher than the same period in the prior fiscal year. Sales to independent retailers decreased 9.9% in the first nine months of fiscal 2003 compared to last year. Increased sales of both Munchkin products and Tommy Hilfiger children's shoes were not sufficient to offset the decrease in Stride Rite brand footwear. Sales levels of the Children's Group's retail stores were up 11.3% for the first nine months of fiscal 2003 as compared to the prior fiscal year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 4.4% for the first three quarters of fiscal 2003. Strong comparable performances at many of the new comparative stores were a major reason for this improvement.

     Sales of the Keds division were $136.4 million for the first nine months of fiscal 2003, a decrease of 2.3% versus the same period last year. This decline was primarily the result of the disappointing performance of certain women's products, particularly in the first half of fiscal 2003, which was adversely affected by the cold spring, poor economy and a weak canvas market. This trend continued into the third quarter of fiscal 2003. Somewhat offsetting these decreases were closeout product sales, which were up versus last year's first nine months.

     Sales of Tommy Hilfiger men's and women's footwear products were $75.4 million for the first nine months of fiscal 2003, an increase of 9.7% versus last year's first nine months. This increase was driven by strong sales in the first and third quarters, which was positively impacted by the continued expansion of retail channels.

     Sales of Sperry Top-Sider products during the first nine months of fiscal 2003 were $44.3 million, an increase of 10.6% as compared to the first nine months of fiscal 2002. Strong sales of performance oriented products, along with the new collection of boat shoes and the continued increase in sales of women's products, were the primary reasons for the sales gains for the first nine months versus last year.

     Sales of the Stride Rite International division during the first nine months of fiscal 2003 were $18.3 million, a decrease of 10.4% versus the first nine months of fiscal 2002. Continued weakness in the global economy, particularly in South America, negatively impacted the nine-month results.


Gross Profit
------------

     During the first nine months of fiscal 2003, the Company's gross profit of $171.7 million increased by $10.7 million or 6.6% as compared to the amount recorded during the first nine months of fiscal 2002. The gross profit rate for the first nine months of fiscal 2003 improved 140 basis points to 38.5% as compared to the 37.1% rate achieved in the prior year's first nine months.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The principle reasons for the increase in year-to-year gross profit comparisons were a reduction of excess inventory and obsolescence costs of $4.5 million due to better inventory management combined with $6.5 million of additional gross profit from retail store sales. The growing importance of the retail store business continues to positively impact gross profit comparisons.


Operating Costs
---------------

     During the first nine months of fiscal 2003, selling and administrative expenses were $131.0 million, an increase of $8.2 million or 6.7% as compared to the same period in the prior year. As a percent of sales, operating costs were 29.3% for the first nine months of 2003 and 28.3% for the first nine months of fiscal 2002. Increased advertising costs of $2.3 million, higher retail store expenses of $3.1 million and a $2.1 million increase in pension expense were the primary reasons for the increase from the prior year.


Other Income (Expense)
----------------------

     Other income (expense) increased pre-tax income by $1.4 million for the first nine months of fiscal 2003. This compares favorably to the increase in other income (expense) of $0.1 million for the same period of fiscal 2002. Investment income of $1.8 million increased $0.8 million in the first nine months of fiscal 2003 as compared to the same period of last year. The $750,000 gain on the sale of the Company's interest in the Thailand factory joint venture, as well as a gain on a prior year investment, were the major reasons for the increase versus last year. Higher average investments were unable to offset lower average interest rates. Interest expense decreased $0.4 million in the first nine months of fiscal 2003 as compared to the last year's first nine months, principally due to the fact that there were no short-term borrowings during the first nine months of fiscal 2003.

Income Taxes
------------

     The provision for income taxes increased $3.4 million in the first nine months of fiscal 2003 as compared to the same period last year. The increase in the provision for income taxes was due to the combination of a higher effective income tax rate being applied to an increase in income before income taxes. The effective income tax rate for the first nine months of fiscal 2003 was 37.1%, as compared to the 31.8% rate for the first nine months of fiscal 2002. The 2002 effective income tax rate reflected a reduction in previously established tax accruals, which were no longer needed. The effective income tax rate for the remainder of the year is expected to approximate 37%.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the first nine months of fiscal 2003 was $26.5 million, an increase of $0.3 million, or 1.1% as compared to the same period in the prior fiscal year. For the first nine months of the 2003 fiscal year, the increase in gross profit resulting from the greater sales and higher gross profit percentage was somewhat offset by both higher selling and administrative expenses and an increased provision for income taxes. The Company's return on net sales of 5.9% for the first nine months of fiscal 2003 was slightly lower than the 6.0% return on net sales for the prior year's first nine months.

Liquidity and Capital Resources
-------------------------------

     At the end of the first nine months of fiscal 2003, the Company's balance sheet had a current ratio (total current assets divided by total current liabilities) of 5.0 to 1 with no debt. The cash and cash equivalents totaled $96.2 million at August 29, 2003, an increase of $22.2 million from the total cash and cash equivalents of $74.0 million at the end of the first nine months of fiscal 2002. The Company has a $75 million revolving credit facility to fund seasonal working capital needs, if required. No borrowings under this line of credit were outstanding as of August 29, 2003 or August 30, 2002.

     During the first nine months of fiscal 2003, $34.6 million of cash was provided from operations. This positive cash flow amount was below the $45.7 million of cash provided from operations in the prior year's first nine months. At August 29, 2003, accounts receivable and inventory levels totaled $138.1 million, a decrease of $9.8 million or 6.6% below the $148.0 million level at August 30, 2002. Accounts receivable were slightly lower at the end of the first nine months of fiscal 2003, down $0.8 million or 1.2% from the comparable 2002 level. Day's sales outstanding, which is a measure of the length of the collection period, were 42 days at the end of the first nine months, a reduction of 3 days from the same point in the prior year. Inventories at the end of the third quarter of 2003, decreased $9.0 million or 11.6% compared to the prior year.

     Additions to property and equipment totaled $5.3 million in the first nine months of fiscal 2003. This was $5.3 million below the level of capital expenditures in the same period in the prior year. The decrease in capital purchases is primarily related to the lower level of spending caused by the reduction in new store openings during the 2003 fiscal year. The Company expects that all capital purchases during fiscal 2003 will be provided for with internal funds. During the third quarter of fiscal 2003, $2.0 million was contributed to the Company's defined benefit pension plan. The Company plans to contribute an additional $5.0 million during the fourth quarter of fiscal 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first nine months of fiscal 2003 the Company returned $9.7 million to shareholders through share repurchases and cash dividends. The Company paid $3.8 million to repurchase 424,100 common shares under our share repurchase program. As of August 29, 2003, there remains 3.8 million shares of the original 5.0 million share repurchase authorization. The Company expects to continue to repurchase shares opportunistically through the remainder of the fiscal year.

     At the end of the first nine months of the 2003 fiscal year there were no borrowings outstanding under the Company's $75 million revolving credit facility. This is consistent with the level of borrowings at the end of the first nine months of fiscal 2002. During the first nine months of fiscal 2003, the Company did not utilize any of the available credit under the revolving credit line. Borrowings were not required during the first nine months primarily because the Company entered the year with no outstanding debt and has been successful in managing both inventory levels and accounts receivable balances. As of August 29, 2003, letters of credit totaling $25.3 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

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

(b) Changes in internal controls.

     During the third quarter of fiscal 2003, the Company completed the conversion to a new software platform for its general ledger accounting system with no interruption of functionality.

PART II - OTHER INFORMATION


                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits. The following exhibits are contained in this report:

                None

         (b)    Reports on Form 8-K

                On June 26, 2003, the Company filed a current report on Form 8-K (Item 9) with respect to the extension of the Tommy Hilfiger footwear licensing agreement.

                On June 26, 2003, the Company filed a current report on Form 8-K (Item 9) with respect to its press release announcing the Company's financial results for the three and six months ended May 31, 2003.

                On July 9, 2003, the Company filed a current report on Form 8-K (Item 9) with respect to its press release announcing the promotion of Richard T. Thornton to President and Chief Operating Officer, the appointment of a new director, James F. Orr III, and the appointment of Richie Woodworth as President of Tommy Hilfiger Footwear, Inc.

                On September 23, 2003, the Company filed a current report on Form 8-K (Item 12) with respect to its press release announcing the Company's financial results for the three and nine months ended August 29, 2003.

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
                                    THE STRIDE RITE CORPORATION
                                      (Registrant)



Date:  October 10, 2003             By:  /s/ Frank A. Caruso
       ----------------             --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer

I, David M. Chamberlain, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending August 29, 2003 of The Stride Rite Corporation;

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


Date:  October 10, 2003                  /s/ David M. Chamberlain
       ----------------                  ---------------------------------------
                                         David M. Chamberlain, Chairman & CEO

I, Frank A. Caruso, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending August 29, 2003 of The Stride Rite Corporation;

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


Date:  October 10, 2003                  /s/ Frank A. Caruso
       ----------------                  ---------------------------------------
                                         Frank A. Caruso,
                                         Chief Financial Officer