Form 10-K
period 2003-11-28
STRIDE RITE CORP
filed 2004-02-20
CIK 94887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2003

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

As of May 30, 2003, the aggregate market value of the 39,123,934 shares of common stock held by non-affiliates of the Registrant was $352,115,406 based upon the closing price of $9.00 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of May 30, 2003, there were 39,418,625 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held April 15, 2004 is incorporated by reference in Part III, Items 10, 11,12, 13 and 14.

PART I

Item 1.    Business.

General

The Stride Rite Corporation, a Massachusetts corporation founded in 1919, is a leading designer and marketer of high quality children’s footwear in the United States and is a major designer and marketer of athletic and casual footwear for children and adults. The business was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of well known American brands addressing different market segments within the footwear industry. In addition to the Stride Rite® brand, we design and market footwear under the following owned or licensed brands: Keds®, PRO-Keds®, Grasshoppers®, Sperry Top-Sider®, Sperry®, Munchkin®, Tommy Hilfiger®, Kid Smart™ and Baby Smart™. During 2004 we will begin marketing a line of children’s footwear under the Børn® name through a licensing agreement.

We are predominantly a wholesaler of footwear, selling our products nationally in a wide variety of retail formats including department stores, independent shoe stores, value retailers, catalog retailers, e-commerce sites, mass retailers and specialty stores. We market our products in countries outside the United States and Canada through independent distributors and licensees. We import substantially all of our products from independent resources in the Far East, which manufacture footwear according to each brand’s specifications and quality standards.

We also market our products directly to consumers by selling children’s footwear through our Stride Rite children’s shoe stores and for all our brands through our “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” outlet stores which are located in selected factory outlet centers.

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

Tommy Hilfiger Footwear, Inc. designs and markets dress casual, sport casual and athletic footwear for adults using the TOMMY HILFIGER® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003 the design and marketing of the PRO-Keds® product line was transferred to the Tommy Hilfiger footwear unit.

Sales and Distribution

We sell our products nationwide to customers operating retail outlets, including premier department stores, value retailers and specialty stores, as well as to Stride Rite children’s shoe stores and other shoe stores operated by independent retailers. We maintain an in-stock inventory of certain styles of our various branded footwear in a wide range of sizes and widths for shipment to our wholesale customers. In addition, we sell footwear products to consumers through Stride Rite-owned stores, including children’s shoe stores, manufacturers’ outlet stores, Keds retail stores, and, prior to April 30, 2002, through the children’s leased footwear departments of certain Federated Department Stores. We also sell products directly to consumers through our e-commerce sites, www.keds.com and www.sperrytopsider.com. Additionally, we have agreements with various licensed and trade partners to sell our products. The Spring selling season which corresponds with our first and second quarters is our most important sales period. Our largest single customer in each year accounted for approximately 6%, 7% and 9% of consolidated net sales for the fiscal years ended 2003, 2002 and 2001, respectively. Information about geographic and segment operations appears in Note 14 to the consolidated financial statements.

We provide assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children’s shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by us to an independent dealer. There are approximately four independent dealers who currently sublease store locations from us.

We own two distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space and the other in Huntington, Indiana with 409,000 square feet of space. Our Canadian subsidiary, Stride Rite Canada Limited, leases an additional 29,000 square feet of warehouse and office space in Mississauga, Ontario.

Generally, we use independent distributors and licensees to market our various product lines outside of the United States and Canada. International revenues, including sales of our Canadian subsidiary, represented approximately 4%, 5% and 4% of consolidated net sales for the fiscal years ended 2003, 2002 and 2001, respectively.

We are also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. A total of eight stores are currently operating in Costa Rica, Guatemala, Haiti, Honduras and Kuwait pursuant to such agreements. We also distribute all of our brands and products in Canada through our Canadian subsidiary.

International Sourcing

We purchase substantially all of our products from sources in China, Brazil, Vietnam and Indonesia. We currently maintain a staff of approximately 90 professional and technical personnel in Taiwan and China to supervise a substantial portion of our canvas and leather footwear production. During fiscal year 2004 the Taiwan office will be closed and their functions moved to China. We anticipate that overseas resources will continue to be utilized in the future. In addition, we use the services of buying agents to source merchandise.

Approximately 96% of our footwear products are manufactured by independently owned footwear manufacturers in China. Historically, China’s political and economic environment has not had a material adverse effect on our financial condition or results of operations. We cannot predict, however, the effect that future changes in economic or political conditions in China could have on the economics of doing business with our Chinese manufacturers.

Retail Operations

As of November 28, 2003, we operated 173 Stride Rite children’s shoe stores, 59 manufacturers’ outlet stores under the names “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” which sell in-line products, closeouts and prior season goods for all of our owned and licensed brands, and 5 Keds retail stores which sell a full range of Keds products and certain other Company products. The Stride Rite children’s shoe stores carry a significant portion of the lines of our STRIDE RITE® and SPERRY TOP-SIDER® children’s footwear and a portion of the KEDS® children’s product line and the TOMMY HILFIGER® boys’ and girls’ lines. Our stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of our manufacturers’ outlet stores are located in shopping centers consisting only of outlet stores.

During fiscal 2003, we opened 10 Stride Rite children’s shoe stores and 1 manufacturers’ outlet store. During fiscal 2003, we closed 5 children’s shoe stores, 3 outlets and 1 Keds retail store. We currently plan to open approximately 17 retail stores in fiscal 2004 and we anticipate 4 of them to be from licensed dealer acquisitions. We will also continue our efforts to close underperforming retail locations in fiscal 2004, and expect to cease operations of approximately 8 stores during the year.

Sales through our retail operations accounted for approximately 25%, 24% and 22% of consolidated net sales for the fiscal years ended 2003, 2002 and 2001, respectively.

Apparel and Accessory Licensing Activities

License royalties accounted for approximately 1% of our consolidated net sales in each of the three most recent fiscal years ended in 2003. We have license agreements with a number of third parties pursuant to which apparel and accessories are designed, manufactured and sold under the KEDS®, STRIDE RITE ® and SPERRY TOP-SIDER® trademarks. We continue to pursue new license opportunities.

Backlog

As of November 28, 2003 and November 29, 2002, we had a backlog of orders amounting to approximately $127,300,000 and $150,800,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for the upcoming Spring footwear styles. Substantially all of these orders are delivered or canceled during the first two quarters of the next fiscal year.

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

Employees

As of November 28, 2003, we employed approximately 2,400 full-time and part-time employees. One collective bargaining unit represents a small number of these employees. Management believes that its relations with employees are good.

Environmental Matters

Our compliance with federal, state, local and foreign regulations with respect to the environment has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Patents, Trademarks and Licenses

We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to adults and children. This license agreement will run through March 2007. Refer to the “Retention of Major Brand License” section in the “Certain Risk Factors Which May Affect Future Operating Results” heading, below, for additional discussion regarding the Tommy Hilfiger license agreement.

We also announced in December 2003 a licensing arrangement with H.H. Brown Shoe Company, Inc. to develop, market and sell an exclusive line of children’s footwear under the Børn name. This license agreement will run through March 2007 and covers the United States and Puerto Rico.

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

Both the footwear industry specifically, and the fashion industry in general, are subject to rapid and substantial shifts in consumer tastes and preferences. There are many competitors in our markets with substantially greater financial resources, production, marketing and product development capabilities. Our performance may be hurt by our competitors’ product development, sourcing, pricing, innovation and marketing strategies. In addition, we expect the footwear marketplace in the United States to continue to experience the entry of brands from foreign companies.

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. Moreover, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products. The impact that e-commerce will have on the retail industry in the future is uncertain and may adversely affect our business. Additionally, the strength or weakness of the overall economy as well as unseasonable weather conditions can have a substantial effect on our business.

Stride Rite-owned retail stores are increasingly significant to our business, especially with respect to the Stride Rite brand. We are currently evaluating Keds retail stores in five locations. During fiscal 2004 we are also evaluating a new retail concept aimed at a broader mid-priced audience. In the future, we may also evaluate new retail concepts to market the other footwear brands owned by us. The management of our Stride Rite Children’s Group does extensive research on potential sites for new stores, including demographic studies and an evaluation of the impact that potential locations would have on the results of our existing Stride Rite-owned stores and our network of locations operated by independent licensed dealers. Despite this careful evaluation, new Stride Rite stores may not meet sales expectations and new retail concepts may not achieve the expected financial results. The opening of new stores may also be delayed for a variety of reasons. During fiscal 2004 we plan to open approximately 17 retail stores.

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

Retention of Major Brand License

We have derived significant revenues and earnings in the past from our exclusive licensing agreement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. We have negotiated with

Tommy Hilfiger Licensing, Inc. to amend and renew our Tommy Hilfiger license for a term expiring March 31, 2007. In early January 2004, we finalized the terms of the license and agreed to this extension. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We currently are exceeding these minimum sales levels. We believe we enjoy a good relationship with Tommy Hilfiger Licensing, Inc. and it is our intention to continue this license. The loss of the Tommy Hilfiger license would have a material adverse effect on our business.

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

Dependence on Logistical Systems

Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. The logistical systems enable us to procure our footwear products from overseas manufacturers, transport it to our distribution facilities, store it and timely deliver it to our customers, in the correct sizes and styles. A disruption to the logistical systems could have a material adverse impact on our business.

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

We lease approximately 163,000 square feet for our headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. We also lease 24,000 square feet of space in Richmond, Indiana for our customer service, order processing and tele-sales functions, and 25,000 square feet of space for our liaison offices in China and Taiwan. In addition, we lease smaller facilities for local sales offices and showrooms in various locations in the United States. During fiscal 2004, the Taiwan office will be closed and their functions moved to China.

As of November 28, 2003, we operated 237 retail stores throughout the country on leased premises that, in the aggregate, covered approximately 396,000 square feet of space. In addition, we are the lessee of 4 retail locations with a total of approximately 5,000 square feet that are subleased to independent Stride Rite dealers and other tenants.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange under the symbol “SRR”. The following table sets forth the high and low closing sales prices on the New York Stock Exchange – Composite Tape. As of February 13, 2004, we had approximately 3,700 stockholders of record. We have paid a quarterly dividend of $.05 per share of common stock during our two most recent fiscal years.

COMMON STOCK PRICES

	2003		2002
Fiscal Quarter	High	Low	High	Low
1st	$8.45	$7.17	$8.02	$6.15
2nd	$9.05	$7.50	$9.25	$7.65
3rd	$10.91	$9.03	$8.25	$6.56
4th	$12.31	$10.00	$8.90	$6.90

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of November 28, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Stride Rite are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	4,201,316	(1)	$7.63	(2)	1,570,484	(3)
Equity Compensation Plans not Approved by Security Holders	N/A		N/A		N/A

Total	4,201,316		$7.63		1,570,484

(1)	Column (a) includes the options and phantom stock granted under The Stride Rite Corporation 1975 Executive Incentive Stock Purchase Plan, The Stride Rite Corporation 1994 Non-Employee Director Stock Option Plan, The Stride Rite Corporation 1995 Long-Term Growth Incentive Plan, The Stride Rite Corporation 1998 Stock Option Plan, The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan (the “1998 Plan”) and The Stride Rite Corporation 2001 Stock Option and Incentive Plan (the “2001 Plan”). Column (a) does not include outstanding options under The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which has a stockholder approved reserve of 6,140,000 shares. Under the ESPP, each eligible employee may purchase a limited number of Stride Rite common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the fair market value of Stride Rite’s common stock as of either the beginning or ending date of the semi-annual purchase period.
(2)	Column (b) does not include information regarding weighted average exercise price of outstanding options under the ESPP because they are not determinable or phantom shares under the 1998 Plan because they do not have an exercise price.
(3)	Column (c) includes 483,917 shares available for future issuance under the ESPP, 274,772 shares available for future issuance under the 1998 Plan and 811,795 shares available for future issuance under the 2001 Plan.

Item 6.    Selected Financial Data.

The selected financial data for Stride Rite, for the last five fiscal years set forth below, should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the notes thereto and the other information contained elsewhere in this report.

	2003	2002	2001(2)	2000(3)	1999(4)
OPERATING RESULTS(1)

Net sales	$550,124	$532,400	$529,147	$548,334	$572,696
Net income	25,488	24,117	18,997	25,193	26,424
Dividends on common shares	7,868	8,209	8,358	8,530	9,209
Diluted average common shares	40,063	41,713	42,114	43,154	46,414
Per common share:
Net income per diluted common share	.64	.58	.45	.58	.57
Cash dividends	.20	.20	.20	.20	.20

FINANCIAL POSITION(1)

Working capital	206,125	184,044	182,181	167,060	174,757
Total assets	345,217	335,317	361,820	359,339	351,071
Stockholders’ equity	267,716	253,041	262,239	249,592	250,495
Book value per common share	6.81	6.42	6.26	6.00	5.61

STATISTICS(1)

Return on average equity	9.6%	9.0%	7.3%	10.0%	10.4%
Return on sales	4.6%	4.5%	3.6%	4.6%	4.6%
Common shares outstanding at end of year	39,339	39,442	41,859	41,591	44,634
Number of employees at end of year	2,400	2,300	2,400	2,200	2,300
Number of stockholders	3,700	3,800	4,000	4,200	4,600

1.	Financial data in the table is in thousands, except for per share information. Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2003 presentation.
2.	2001 amounts include restructuring charges of $3,059,000 ($2,168,000 net of income taxes or $.05 per share).
3.	2000 amounts include income of $396,000 related to the reversal of prior year accruals for restructuring charges ($249,000 net of income taxes or less than $.01 per share).
4.	1999 amounts include restructuring charges of $3,254,000 ($2,017,000 net of income taxes or $.04 per share).

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

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

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

Revenue Recognition

Revenues consist of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Royalty income, which accounted for approximately $6.4 million, $6.2 million and $5.7 million in fiscal years 2003, 2002 and 2001, respectively, is recognized when earned. We permit merchandise returns from our customers under certain circumstances and engage in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The buy-down programs are accounted for as a reduction in revenues. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Allowances for product markdowns are estimated and deducted from revenue at the time that revenue is recognized. Our procedure for estimating product returns and markdown allowances is based upon our historical experience, product sell-through performance by product and by customer, current and historical trends in the footwear industry and changes in demand for our products. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, our visibility into our customers’ inventory levels and the ongoing communication with our customers, we are able to identify variances in our estimates in a timely manner, that are then properly reflected in our financial statements.

Reserve for Uncollectable Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable balances and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. If actual losses differ from estimated losses there will be an effect on net income and liquidity. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. These evaluations, which are performed by our corporate credit department, include, but are not limited to, analyzing our customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history. We predominantly sell our products to large retailers. Historically, we have not experienced significant losses related to trade receivables. However, there is a risk that some of these retail customers could experience financial difficulties, particularly in a weak economy, that may cause them to extend payment times or default on their obligations to us. If a large customer were to default on its financial obligations to us, we could experience a decrease in liquidity. We believe, however, that we have sufficient financial resources to mitigate the effect that a large default would have on our ability to continue to operate our business. In addition to the impact on liquidity, we could also experience a decrease in future revenues and operating margins related to this loss of business.

Inventory Reserves

The fashion oriented nature of our business, along with the potential for changes in customer preferences and the extended product development lead times, leave us vulnerable to the risk of inventory obsolescence both at our own stores and also to our wholesale inventories. We make ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. We have continually managed these risks in the past and believe we can successfully manage them in the future. However, our revenues and operating margins may suffer if we are unable to effectively manage these risks.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over its estimated useful life. When events or circumstances indicate that the carrying value of property and equipment may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine its fair market value and whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over the estimate of its fair market value. Any impairment charges are recorded as part of selling and administrative expenses. We estimate future undiscounted cash flows using assumptions about their expected future operating performance. The estimates of undiscounted cash flows may change in future periods due to, among other things, technological changes, economic conditions, changes in business operations or inability to meet business plans. Such changes may result in impairment charges in the period in which such changes in estimates are made.

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan. Major assumptions used in the accounting for this employee benefit plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension benefit costs reported in the consolidated financial statements.

In fiscal 2003, the discount rate was lowered to 6.25%. The expected return on plan assets will remain at 8.5% in fiscal 2004, reflecting current economic conditions. Pension expense in 2004 is not expected to be negatively impacted by these changes. See Note 9 to the consolidated financial statements for further discussion.

Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine if a valuation allowance is necessary. A valuation allowance has not been assigned to our deferred tax assets since we believe it is more likely than not that we will fully realize the benefits of such tax assets. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to a future valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances known at that time, while the actual effective tax rate is calculated at year-end. This estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the period in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate. The preparation of federal and state tax returns requires interpretations, judgments and estimates which are subject to the review and audit of taxing authorities. We believe that the results of audits will not adversely affect earnings.

Contingencies

The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003, we negotiated the renewal of the agreement for an additional term. In early January 2004, we finalized the terms of the license agreement, which will expire in March 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. We believe that no provision is currently required for costs related to the potential loss of this license. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected.

Results of Operations

	Percent Change
Increase (decrease)	2003 vs. 2002	2002 vs. 2001
Net sales	3.3%	0.6%
Gross profit	7.7%	2.1%
Selling and administrative expenses	7.2%	(1.0)%
Operating income	10.1%	33.5%
Income before income taxes	13.6%	32.2%
Net income	5.7%	27.0%

	Percent to Net Sales
	2003	2002	2001
Gross profit	38.1%	36.5%	36.0%
Selling and administrative expenses	31.1%	29.9%	30.4%
Nonrecurring charges (income)	0.0%	0.0%	0.6%
Operating income	7.0%	6.6%	5.0%
Income before income taxes	7.3%	6.7%	5.1%
Net income	4.6%	4.5%	3.6%

Fiscal 2003 Compared to Fiscal 2002

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2003	2002(1)	Percent Change 2003 vs. 2002
Stride Rite Children’s Group – Wholesale	$94.4	$100.0	(5.7)%
Stride Rite Children’s Group – Retail	139.8	126.7	10.4%

Stride Rite Children’s Group	234.2	226.7	3.3%
Keds	153.3	158.7	(3.4)%
Tommy Hilfiger Footwear	96.8	87.0	11.3%
Sperry Top-Sider	53.3	48.7	9.5%
Stride Rite International	23.3	24.6	(5.0)%
Elimination of intercompany sales	(10.8)	(13.3)	n/a

Total net sales	$550.1	$532.4	3.3%

(1)	Fiscal year 2002 restated for the transfer of Tommy Hilfiger Kids from Tommy Hilfiger to Stride Rite Children’s Group and PRO-Keds from Keds to Tommy Hilfiger.

The overall business climate remained difficult in 2003. Generally, the uncertainty of global unrest, a weak economy, the cold spring and a sluggish retail climate, particularly in soft goods, affected the Company’s overall sales. In addition, fashion trends did not favor canvas and leather sneaker styles, which weakened our sales results, particularly in our Keds brand.

During fiscal 2003, consolidated net sales increased $17.7 million to $550.1 million, or 3.3% above the sales level achieved in fiscal 2002. Revenues related to the Company’s wholesale brands increased $1.7 million while overall retail sales increased $13.5 million or 10.4% when compared to fiscal 2002. Unit shipments of current line merchandise during fiscal 2003 for the Company’s wholesale brands were 4.5% above the prior year. The average first quality wholesale selling price declined 5.3% from fiscal 2002.

First quality wholesale gross sales decreased by $15.4 million, or 4.2% below the wholesale gross sales level achieved in fiscal 2002. Offsetting this decrease was a $6.0 million increase in the sale of promotional products, a $7.6 million increase in closeout sales and a $3.3 million decrease in returns and allowances compared to the 2002 fiscal year, which resulted in the overall increase in wholesale net sales. This, combined with the strong retail store sales comparisons to last year, contributed to the overall increase of $17.7 million in consolidated net sales.

The overall increase in net sales of the Stride Rite Children’s Group was primarily attributable to increased sales of Children’s Group company-owned retail stores. In fiscal 2003, sales to independent retailers decreased 5.7% when compared to last year. This decrease reflects a trend of consistent sales declines in the Children’s Group wholesale sales primarily attributable to the negative impact of the economy on certain licensed partners and trade accounts as well as reductions in sales of the department store channel. Although the 2003 fourth quarter wholesale sales increased versus 2002, we expect the Stride Rite Children’s Group wholesale sales in 2004 to continue this gradual decline. Offsetting this decrease were sales levels of Children’s Group’s company-owned retail stores, which were up 10.4% from the comparable period last year. Sales at comparable Children’s Group retail stores (stores open for 52 weeks in each fiscal year) increased 4.7% in fiscal 2003. Driving this increase in the comparable stores category was a greater proportion of newer stores that are now included in the computation. These newer comparable stores generally have had greater comparable sales increases than our more mature stores. At the end of fiscal 2003, the Stride Rite Children’s Group operated 232 stores. This is a net increase of 3 stores, or 1.3% from the end of fiscal 2002. In fiscal 2003, ten children’s shoe stores and one outlet store were opened and five children’s shoe stores and three outlet stores were closed. Current plans call for the addition of approximately 17 retail stores, of which we anticipate 4 to be from licensed dealer acquisitions, during the 2004 fiscal year.

The decrease in the sales of Keds branded products was primarily the result of weaknesses in the women’s and children’s basic product lines, which were adversely affected by the cold spring, poor economy and a soft canvas sneaker market. The Grasshopper product line was also unfavorably affected, decreasing $2.8 million or 12% from fiscal 2002. Also contributing to the decline in Keds sales in 2003 was the disappointing performance of some new major product offerings and, to a lesser degree, the Keds children’s line. Somewhat offsetting these decreases was an increase in closeout sales. Keds closed one retail store in fiscal 2003, with no new store openings, to bring the total Keds retail store count to five. We are currently evaluating these five retail stores.

In fiscal 2003, the overall Tommy Hilfiger Footwear net sales growth can be attributed to the growth in the independent store channel achieved through the initial sales to large chains in the family footwear category slightly offset by a decline in the department stores. This increase in Tommy Hilfiger Footwear net sales was the result of growth in the women’s outdoor and dress casual styles in independent channels along with a similar growth pattern in the men’s dress and athletic styles. Also contributing to the overall increase in Tommy Hilfiger Footwear net sales was an increase of $1.2 million in the PRO-Keds product line, which remains relatively small. Going forward, we anticipate this trend of declining sales in the department stores and increased sales in the independent channels to continue.

The major contributors to the increase in net sales of Sperry Top-Sider products were strong sales of both men’s and women’s performance boat shoes as well as promotional items. Sales in the department store and marine/outdoor channels showed growth over fiscal 2002.

The Stride Rite International division continued to be affected by weakness in the global economy, particularly in South America and the Middle East. This negatively impacted their net sales in fiscal 2003.

Gross Profit

In fiscal year 2003 our gross profit of $209.5 million increased $15.1 million or 7.7% above fiscal 2002. Our gross profit rate improved 1.6 percentage points to 38.1% as compared to the 36.5% rate achieved in fiscal 2002. The significant factors contributing to the improved gross margin were $3.1 million in lower closeout, excess inventory and obsolescence costs primarily achieved through improved inventory management; a decline in returns and allowances of $2.8 million; combined with an additional $9.4 million in gross margin related to the wholesale/retail mix of revenue that was positively impacted by the growth of revenues from our Company-owned retail stores which have somewhat higher gross profit margin than our wholesale businesses.

Operating Costs

Selling and administrative expenses in fiscal 2003 increased $11.4 million to $170.9 million or 7.2% above the expense level incurred in fiscal 2002. As a percent of sales, selling and administrative costs were 31.1% in fiscal 2003 compared to 29.9% in fiscal 2002. These increases were primarily attributable to increased pension expense of $2.3 million, increased advertising costs of $3.8 million and higher retail store expenses of $4.1 million. The increase in pension expense was primarily due to investment losses and changes in plan assumptions including the discount rate and the expected return on plan assets. Pension expense in fiscal 2004 is expected to remain at about the same level as fiscal 2003. During fiscal 2003, advertising costs were 4.8% of net sales versus 4.3% in fiscal 2002. Most of this increase was attributable to increased spending by both Keds and Sperry. Retail store expenses increased 7.0% in fiscal 2003 as compared to the prior fiscal year. The primary cause of this increase was the full year impact of the 58 new Children’s Group stores opened throughout fiscal 2002 as well as the addition of 11 stores in fiscal 2003.

Other Income and Taxes

Non-operating income (expense) increased our pre-tax earnings by $1.6 million in fiscal 2003 compared to $0.3 million in fiscal 2002. Investment income increased by $0.7 million in fiscal 2003, the result of the $750,000 gain on the sale of the Company’s minority interest in the Thailand factory joint venture, as well as a gain on a prior year investment, offset by lower investment income. Higher average investments were unable to offset lower average interest rates. Interest expense in fiscal 2003 decreased $0.4 million from fiscal 2002, as there were no short-term borrowings during fiscal 2003.

In fiscal 2003, the provision for income taxes increased $3.4 million due to an increase in pre-tax income combined with a higher effective tax rate. Our effective income tax rate was 36.7% in fiscal 2003 versus 31.9% in fiscal 2002. The higher tax rate in fiscal 2003 as compared to fiscal 2002 was due principally to a lower 2002 effective income tax rate which reflected a reduction in previously established tax accruals which were no longer needed. The effective income tax rate is expected to increase in fiscal 2004 to 37.5%.

Net Income

We earned $25.5 million in fiscal 2003, $1.4 million or 5.7% above fiscal 2002’s net income amount. The higher earnings in fiscal 2003 resulted from higher net sales and an increased gross profit percentage somewhat offset by higher selling and administrative expenses and a higher effective income tax rate.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2002(1)	2001(1)	Percent Change 2002 vs. 2001
Stride Rite Children’s Group – Wholesale	$100.0	$109.2	(8.4)%
Stride Rite Children’s Group – Retail	126.7	116.4	8.8%

Stride Rite Children’s Group	226.7	225.6	0.5%
Keds	158.7	170.4	(6.9)%
Tommy Hilfiger Footwear	87.0	80.7	7.8%
Sperry Top-Sider	48.7	44.3	10.0%
Stride Rite International	24.6	23.2	5.8%
Elimination of intercompany sales	(13.3)	(15.1)	n/a

Total net sales	$532.4	$529.1	0.6%

(1)	Fiscal years 2002 and 2001 restated for the transfer of Tommy Hilfiger Kids from Tommy Hilfiger to Stride Rite Children’s Group and PRO-Keds from Keds to Tommy Hilfiger.

During fiscal 2002, consolidated net sales increased $3.3 million to $532.4 million, or 0.6% above the sales level achieved in fiscal 2001. This increase was somewhat attributable to the Company’s sales performance during the fourth quarter, which was up 10.3% versus the fourth quarter of fiscal 2001. Performance comparatives of fiscal 2002 to fiscal 2001 after the third quarter of fiscal 2001 were affected by the general business slowdown occurring since the post 9/11 time-period. During fiscal 2002 the overall business climate remained difficult. Unit shipments of current line merchandise during fiscal 2002 for the Company’s wholesale brands were 1.6% below the prior year. The average first quality wholesale selling price declined 2.9% from fiscal 2001.

First quality wholesale gross sales decreased by $19.8 million, or 5.1% below the wholesale gross sales level achieved in fiscal 2001. The Company also recorded a $8.3 million reduction in the sale of closeout items versus the prior year. Partially offsetting these decreases was a $20.1 million increase in the sale of promotional products compared to the 2001 fiscal year. The increased sale of promotional products was a major reason for the sales increase for the 2002 fiscal year versus the prior year. Retail sales increased $11.5 million, or 9.8% versus the sales levels recorded in fiscal 2001. Higher sales allowances reduced gross sales by $4.0 million versus the 2001 fiscal year. This was partially offset by lower returns which decreased $1.5 million as compared to fiscal 2001. Royalty income increased by $0.5 million in fiscal 2002 as compared to the amount recorded in fiscal 2001.

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

The sales decrease of the Keds branded products was principally the result of weaknesses in the women’s basics product lines. During fiscal 2002 several women’s basic programs were transitioned to new product offerings. These transitions were not successfully received in the market and consequently they were not able to duplicate the performance realized in fiscal 2001. These declines were partially offset by both sales of PRO-Keds products, which were new for fiscal 2002 and the increased sale of promotional products. During fiscal 2003 the design and marketing of the PRO-Keds product line was transferred under the Tommy Hilfiger footwear unit to better match the customer profile for the development and marketing effort for the brand. Keds also opened one additional retail store in fiscal 2002 bringing the store count to six.

The major factors contributing to the sales increase of Tommy Hilfiger footwear products were the expansion of distribution to independents and shoe chain accounts as well as promotional products. This has lessened the Tommy Hilfiger footwear unit’s dependence on the department store sector, which has been experiencing a general weakness. Beginning with fiscal 2003, the Tommy Hilfiger children’s product line was transitioned to the Stride Rite Children’s Group.

The improvement in Sperry sales is primarily attributable to promotional items, increases in the sale of women’s products and fewer returns.

The increase in sales of the Stride Rite International division was principally due to increased sales of Tommy Hilfiger products.

Gross Profit

In fiscal year 2002 our gross profit of $194.4 million increased $4.1 million or 2.1% above fiscal 2001. Our gross profit rate improved 0.5 percentage points to 36.5% as compared to the 36.0% rate achieved in fiscal 2001. Included in the fiscal 2002 cost of sales was a reversal of $0.3 million of the prior fiscal year’s $1.8 million charge associated with the write-down of inventory caused by the exit of the leased department store business. Additional discussion regarding this write-down of inventory can be found in Note 7 to the consolidated financial statements. Negatively affecting the comparison of the 2002 fiscal year’s gross profit to the 2001 fiscal year amount was $6.2 million due to reduced first quality wholesale product sales and $4.4 million from increased sales allowances. Gross profit was also adversely affected by the west coast port’s labor dispute, as approximately $0.7 million in additional costs were spent in order to expedite the receipt of inventory. Offsetting these amounts was the increase in retail sales, which added $6.8 million to gross profit comparisons of fiscal 2002 versus 2001. Also contributing to the improvement of the gross profit comparisons was the performance of promotional and closeout items which added approximately $6.0 million to gross profit in fiscal year 2002, versus 2001.

Restructuring Charges

In the fourth quarter of fiscal 2002, the Company completed the prior year restructuring and recorded income of $75,000, (less than $0.01 per share after tax) related to the reversal of unused prior year restructuring accruals. In the fourth quarter of fiscal 2001, the Company recorded pre-tax restructuring charges of $3,059,000 ($.05 per share after tax) related to a restructuring of its administrative staff, the closing of the Wilmington, Massachusetts returns and product sample facility, the exit of the Federated leased department store business and retail system asset impairment costs. The fiscal 2001 restructuring included streamlining certain corporate and divisional operations reducing the administrative workforce by approximately 20% or 120 positions. Cash payments and other non-cash items for the restructuring included $2,181,000 related to severance payments and other employee benefit costs, $205,000 related to the consolidation of the Wilmington, Massachusetts returns and product sample facility into the Huntington, Indiana distribution center and $64,000 of other costs associated with the restructuring. The fiscal 2001 restructuring charges also included expenses associated with exiting the Federated leased department store business which resulted in a write down of leaseholds and other assets of $120,000 and the impairment cost associated with the existing retail system totaling $414,000. During fiscal 2002, the Company charged $2,187,000 of costs to the fiscal 2001 restructuring accrual balance. Included in fiscal 2002 cost of sales is a reversal of $0.3 million of the prior year’s $1.8 million charge associated with the write-down of inventory caused by the exit of the Federated leased department store business. The following table summarizes the accrued costs associated with the fiscal 2001 restructuring actions by type and related activity through November 29, 2002:

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

Liquidity and Capital Resources

At the end of fiscal 2003, our balance sheet reflected a current ratio of 4.2 to 1 with no debt. Our cash and cash equivalents totaled $103.3 million at November 28, 2003, an increase of $30.2 million from the total cash and cash equivalents of $73.1 million at the end of fiscal 2002. This increase in our cash balance was primarily the result of a decrease in inventory as well as an overall increase in net sales and net income.

During fiscal 2003, our operations generated cash of $47.1 million, less than the operating cash flows of $56.8 million in fiscal 2002 yet higher than $32.9 million in fiscal 2001. Our accounts receivable level of $51.1 million, increased $3.0 million from the year earlier levels. The higher level of accounts receivable was primarily the result of the increase in fourth quarter sales, which were up $5.6 million or 5.7%. At November 28, 2003, our average day’s sales outstanding (DSO) totaled 40 days, favorable compared to both the DSO of 41 days at year-end 2002 and the DSO of 43 days at year-end 2001. Much of this improvement in DSO is attributable to more effectively pursuing past due receivables and a reduction in customer chargebacks. Year-end inventories totaled $81.9 million, which was $16.3 million or 16.6% lower than the $98.2 million at fiscal year-end 2002. The inventory decrease in fiscal 2003 followed a similar decrease of $14.3 million in fiscal 2002. Some portion of this decrease in inventory related to accelerated inventory receipts in fiscal 2002 in anticipation of the potential disruptions related to the labor dispute at the West Coast ports. During fiscal year 2003, our inventory turnover averaged 4.3 times which compares favorably to the lower turnover rates of 3.9 times during fiscal 2002 and 3.3 times realized in fiscal 2001. The improved inventory performance during fiscal 2003 was the result of shortened production lead times for certain products, which allow for reduced inventory quantities, more effective sale of close-out products and our ability to monitor the sell-through performance of our larger retail customers to better forecast product demand. We do not anticipate similar decreases in inventory levels in fiscal 2004.

Additions to property and equipment totaled $6.7 million in fiscal 2003 compared with $12.1 million in fiscal 2002 and $10.3 million in fiscal 2001. This decrease in capital spending is primarily attributable to the lower number of store openings in fiscal 2003. Capital expenditures in fiscal 2003 included $3.2 million related to both new retail stores and the renovation of existing retail locations and $1.0 million related to the new retail merchandise planning system. During fiscal 2003 we opened 11 Children’s Group retail stores. In fiscal years 2002 and 2001 we opened 59 and 34 new retail stores, respectively. During the 2004 fiscal year our current plans call for the addition of approximately 17 new retail stores. In fiscal year 2004, we are planning capital expenditures to be approximately $10 million. The opening of new stores, renovation of existing stores and the next phase of a new retail merchandise planning system are the most significant items planned. Funding for our capital expenditures is expected to be provided from internal sources. If business conditions are not favorable and do not allow for the funding of capital purchases internally, our plans will be re-evaluated.

Our pension liabilities increased $1.5 million in fiscal 2003 due to the declines in investment performance and interest rates. These pension liabilities are developed from actuarial calculations and valuations. Inherent in these valuations are assumptions, including discount rates and the expected return on plan assets. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. The expected rate of return was lowered in fiscal 2003 to 8.5% from 9.0% in fiscal 2002 in response to external factors, specifically lower market interest rates and plan asset returns. Due to the long-term nature of this assumption, it is not expected that the rate of return percentage will vary yearly. The expected long-term rate of return for fiscal year 2004 will be 8.5%, which is the same rate used in the prior fiscal year. The discount rate used for the calculation of plan liabilities at fiscal year end 2003 was 6.25%, which is 50 basis points below the 6.75% rate used in fiscal 2002. We consider market conditions, including changes in interest and investment rates, in developing these assumptions. At fiscal year end 2003 our non-cash minimum pension liability totaled $13.1 million. This liability was created by the shortfall of plan assets versus the accumulated benefit obligation. Pension expense, a non-cash item, for fiscal 2003 was $3.0 million and it is expected to remain at the same level in fiscal 2004. During the 2003 fiscal year we contributed $7.0 million to the Company’s defined benefit pension plan. Current plans for fiscal year 2004 anticipate a pension contribution of approximately $1.0 million.

During fiscal year 2003 we returned $15.0 million to stockholders through share repurchases and cash dividends. We spent $7.2 million in fiscal 2003 to repurchase 717,900 common shares under our share repurchase program. Over the three-year period ended November 28, 2003, we repurchased a total of 3.6 million common shares at an aggregate cost of $28.2 million. As of November 28, 2003, we have 3.5 million shares remaining on our share repurchase authorization that the Board of Directors approved in September 2002. We believe that share repurchases are a good investment and an effective means of providing value to our stockholders. We plan to continue to make opportunistic share repurchases during the 2004 fiscal year. We have paid a dividend to our stockholders each quarter since we became a public company in 1960. We used $7.9 million of cash for dividend payments during fiscal 2003, which was a decrease, due to a lower share number as a result of stock repurchases, from the $8.3 million used in fiscal 2002, and the $8.3 million in fiscal 2001. Funds for these share repurchases and dividends were provided from internal sources. Under the terms of our revolving credit agreement, we are not allowed to make annual distributions to stockholders in excess of $40 million. Both dividend payments and share repurchases are considered distributions to stockholders.

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

In addition to internal sources of funding, we maintain a bank line of credit to satisfy the seasonal borrowing requirements that are imposed by the sales patterns that are characteristic of Stride Rite and of the footwear industry. Because of these seasonal demands, there are times during the year when we are less liquid. During fiscal 2000, we entered into a three-year, revolving credit agreement with five banks providing for loans of up to $75 million. During the fourth quarter of fiscal 2002, we renewed this line of credit with substantially the same group of banks through October 31, 2005. The revolving credit agreement requires us to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. Under the terms of the revolving credit agreement, we may borrow at interest rates that vary with LIBOR. In addition, the agreement calls for facility fees of 0.375% per annum on the committed line. At year-end 2003, we had no outstanding borrowings under this credit line, leaving the entire $75 million available for use. During fiscal 2003 we did not make any borrowings under our revolving credit agreement, during fiscal 2002, our borrowings averaged $14.6 million compared to the average borrowings of $26.5 million in fiscal 2001. As of November 28, 2003, letters of credit for $50.6 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

Our significant long-term financial obligations as of November 28, 2003 are as follows:

Cash Payments Due During the Fiscal Years

(in thousands)

Description of Commitment	2004	2005	2006	2007	2008	Thereafter	Total
Operating Leases	$18,627	$17,612	$14,282	$10,087	$8,778	$23,701	$93,087

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after December 31, 2002. The Company has not elected to transition to the fair value based method of accounting for stock-based employee compensation at this time. See Note 1 for a discussion and the required disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities, or VIE, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, a modification to FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company does not currently have any variable interest entities as defined in FIN 46R. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132” (SFAS 132R). This statement requires additional disclosure in relation to the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company expects to adopt SFAS 132R in the first quarter of fiscal 2004. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

We have available a $75 million unsecured committed revolving line of credit as a source of financing for our working capital requirements. Borrowings under this revolving credit agreement bears interest at variable rates based on LIBOR plus an applicable spread. At November 28, 2003, we had no borrowings outstanding under this credit facility.

Assets and liabilities outside the United States are primarily located in Canada. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. We do not generally hedge these net investments.

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by Item 8 are included in pages F-1 through F-22 and page S-1 attached to this report. An index to the Financial Statements appears in Item 15 to this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information concerning our Directors, additional information regarding certain executive officers, and other information required by Item 10 of Part III of this report shall be included in the Proxy Statement relating to our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year and is incorporated herein by reference. The information with respect to our executive officers listed below is as of February 13, 2004.

Name	Position with Stride Rite	Age
David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer of Stride Rite since joining Stride Rite in November 1999. Prior to joining Stride Rite, Mr. Chamberlain was Chairman of the Board of Genesco, Inc., a footwear company, from 1994 to 1999 and President and Chief Executive Officer of Genesco, Inc. from 1994 to 1996.	60

Yusef Akyuz	Senior Vice President and Chief Information Officer of Stride Rite since November 2000. Previously, Mr. Akyuz was Vice President and Chief Information Officer at The Timberland Company, a footwear and apparel company, from June 1996 to November 2000. Prior to that, Mr. Akyuz was Director of M.I.S. at The Rockport Company, Inc., a footwear company wholly owned by Reebok International Ltd., from November 1991 to May 1996.	53

Frank A. Caruso	Chief Financial Officer of Stride Rite since May 2001. Previously, Mr. Caruso was Vice President – Finance and Operations from January 2001 until May 2001. Mr. Caruso was Vice President and Corporate Controller from January 1998 until June 2001. Prior to that, Mr. Caruso was Vice President and Controller of Parametric Technology Corporation, a software company, from June 1997 to December 1997 and Senior Vice President, Finance and Operations, of The Keds Corporation from June 1990 to June 1997.	50

Peter J. Charles	Senior Vice President and General Manager, Stride Rite Sourcing International, Inc., since August 1999. Previously, Mr. Charles was Senior Vice President, Sourcing, since he joined Stride Rite in December 1996. Prior to joining Stride Rite, Mr. Charles was employed by Clarks International, an international footwear manufacturer, from 1986 to 1996, as General Manager, Resourced Production, Regional Resourcing Manager, South East Asia and served in various other management level positions.	39

Janet M. DePiero	Senior Vice President of Human Resources of Stride Rite since April 2003. Previously, Ms. DePiero was Vice President of Human Resources of Stride Rite from March 1997 to April 2003, Director of Compensation and Benefits of Stride Rite from October 1995 to February 1997 and Manager of Compensation and Benefits of Stride Rite from December 1991 to September 1995.	42

Gordon W. Johnson, Jr.	Treasurer of Stride Rite since February 2001. Previously, Mr. Johnson was Assistant Treasurer of Stride Rite from May 1988 to February 2001.	49

Name	Position with Stride Rite	Age
Charles W. Redepenning, Jr.	General Counsel, Clerk and Secretary of Stride Rite since March 1998 and President of Stride Rite International Corp. since December 1999. Prior to joining Stride Rite, Mr. Redepenning was Senior Vice President, General Counsel and Secretary of Daka International, Inc., a multi-national food service and restaurant corporation, from 1989 to 1998.	47

Craig L. Reingold	President, Sperry Top-Sider, Inc., since August 2001. Prior to joining Stride Rite, Mr. Reingold worked for Arroyo & Coates, a commercial real estate service company, from September 2000 to August 2001. Previous to that position, Mr. Reingold was Vice President of Sales for Ariat International, a footwear company, from July 1994 to September 2000.	48

Pamela J. Salkovitz	President, Stride Rite Children’s Group, Inc., since July 2002. Previous to this position, Ms. Salkovitz was President, Retail of Candies’ Inc. from June 2001 to May 2002, and Group President, Value Division of Nine West Group/Jones New York from 1996 to May 2001.	45

Richard T. Thornton	President and Chief Operating Officer, The Stride Rite Corporation since July 2003. Previously, Mr. Thornton was President, Tommy Hilfiger Footwear, Inc., from January 2001 to July 2003, Vice President – Operations of Stride Rite from August 1999 to December 2000, and was Senior Vice President – Finance, Operations and Merchandising of Tommy Hilfiger Footwear, Inc. from September 1998 to August 1999. Prior to joining Stride Rite, Mr. Thornton was Vice President, Finance, at the Greg Norman division of Reebok International, Ltd. from December 1997 to August 1998, Vice President of Operations of BMB Associates, a computer company, from March 1997 to December 1997, and General Manager of Boston Whaler from September 1984 to March 1997.	51

Richard Woodworth	President, Tommy Hilfiger Footwear, Inc. since July 2003. Previously, Mr. Woodworth was Principal for his own consulting practice of Woodworth Group from 2000 to 2002, President of League Enterprises for the National Hockey League from 1999 to 2000, and President and Chief Executive Officer of the Greg Norman Collection, a division of Reebok International, LTD, from 1991 to 1999.	46

These executive officers are generally elected at the Board of Directors’ meeting held in conjunction with our Annual Meeting of Stockholders and serve at the pleasure of the Board.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. The Code of Ethics is available on our website at http://www.strideritecorp.com. Stockholders may request a free copy of the Code of Ethics from the Company at the following address:

The Stride Rite Corporation

Attention: Investor Relations

191 Spring Street, PO Box 9191

Lexington, Massachusetts 02420

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are available on our website at http://www.strideritecorp.com. Stockholders may request a free copy of the Corporate Governance Guidelines from the address set forth above under “Code of Ethics.”

Committee Charters

We have adopted charters for our Audit Committee, Compensation Committee and the Committee on the Board, each charter is available on our website at http://www.strideritecorp.com. Stockholders may request a free copy of any of these charters from the address set forth above under “Code of Ethics.”

Item 11.    Executive Compensation.

The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Principal Accountant Fees and Services.

The information concerning Principal Accountant Fees and Services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

15(a)1 and 15(a)2.    Financial Statements and Schedules. The following financial statements and financial statement schedules are included as a part of this report in the pages indicated:

Page
Consolidated Balance Sheets as of November 28, 2003 and November 29, 2002	F-1

Consolidated Statements of Income for the fiscal years ended November 28, 2003, November 29, 2002 and November 30, 2001	F-2

Consolidated Statements of Cash Flows for the fiscal years ended November 28, 2003, November 29, 2002 and November 30, 2001	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended November 28, 2003, November 29, 2002 and November 30, 2001	F-4

Notes to Consolidated Financial Statements	F-5 to F-21

Report of Independent Auditors	F-22

Schedule II – Valuation and Qualifying Accounts	S-1

15(a)3.    Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
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

3(v)

Certificate of Vote of Directors establishing a series of a Class of Stock dated as of June 18, 1997. This document was filed as Exhibit 3(v) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

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

10(vii)*	1998 Stock Option Plan of the Registrant. This document was filed as Exhibit 10(xi) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

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

10(xiv)

First Amendment to Revolving Credit Agreement between the Registrant and Fleet National Bank (formerly known as BankBoston, N.A.), Bank of America National Association, The Bank of New York and SunTrust Bank dated as of October 31, 2002. This document was filed as Exhibit 10(xiv) to the Registrant’s Form 10-K for the year ended November 29, 2002 and is incorporated herein by reference.

10(xv)*

Amendment No. 1 to the 1998 Non-Employee Director Stock Ownership Plan of the Registrant. This document was filed as Exhibit 99.2 to the Registrant’s Form S-8 filed on May 19, 2003 and is incorporated herein by reference.

10(xvi)*	2001 Stock Option and Incentive Plan of the Registrant. This document was filed as Exhibit 4.8 to the Registrant’s Form S-8 filed on May 2, 2001 and is incorporated herein by reference.

10(xvii)*

Amended and Restated Employee Stock Purchase Plan of the Registrant. This document was filed as Appendix B to the Registrant’s Definitive Proxy Statement as filed on February 22, 2002 and is incorporated herein by reference.

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

15(b).    Reports on Form 8-K.

On September 23, 2003, the Company filed a current report on Form 8-K (Item 12) with respect to its press release announcing the Company’s financial results for the three and nine months ended August 29, 2003.

On January 15, 2004, the Company filed a current report on Form 8-K (Item 12) with respect to its press release announcing the Company’s financial results for the three and twelve months ended November 28, 2003.

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

Date:    February 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. CHAMBERLAIN David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer	February 5, 2004

/s/ CHRISTINE M. COURNOYER Christine M. Cournoyer	Director	February 5, 2004

/s/ DONALD R. GANT Donald R. Gant	Director	February 5, 2004

/s/ SHIRA D. GOODMAN Shira D. Goodman	Director	February 5, 2004

/s/ FRANK R. MORI Frank R. Mori	Director	February 5, 2004

/s/ JAMES F. ORR III James F. Orr III	Director	February 5, 2004

/s/ MYLES J. SLOSBERG Myles J. Slosberg	Director	February 5, 2004

/s/ BRUCE VAN SAUN Bruce Van Saun	Director	February 5, 2004

THE STRIDE RITE CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 28, 2003	November 29, 2002
	(In thousands, except for share data)
ASSETS
Current Assets:
Cash and cash equivalents	$103,272	$73,105
Accounts and notes receivable, less allowances of $9,406 in 2003 and $12,250 in 2002	51,058	48,075
Inventories	81,925	98,213
Deferred income taxes	14,393	20,588
Prepaid expenses and other current assets	19,452	14,131

Total current assets	270,100	254,112
Property and equipment, net	60,802	68,291
Other assets, net	14,315	12,914

Total assets	$345,217	$335,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,887	$31,513
Income taxes payable	16,815	17,925
Accrued expenses and other liabilities	23,273	20,630

Total current liabilities	63,975	70,068
Deferred income taxes	381	531
Pension obligation	13,145	11,677
Stockholders’ Equity:
Preferred stock, $1 par value—1,000,000 shares authorized; Issued – none	—	—
Common stock, $.25 par value—135,000,000 shares authorized; Issued—56,946,544	14,237	14,237
Capital in excess of par value	16,825	18,043
Retained earnings	415,988	398,368
Accumulated other comprehensive loss	(7,798)	(7,246)

	439,252	423,402
Less cost of 17,607,304 shares of common stock held in treasury (17,504,140 in 2002)	(171,536)	(170,361)

Total stockholders’ equity	267,716	253,041

Total liabilities and stockholders’ equity	$345,217	$335,317

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	2003	2002	2001
	(In thousands, except for per share data)
Net sales	$550,124	$532,400	$529,147
Cost of sales	340,614	337,951	338,753

Gross profit	209,510	194,449	190,394
Selling and administrative expenses	170,867	159,429	161,046
Restructuring charges (income)	—	(75)	3,059

Operating income	38,643	35,095	26,289
Investment income	2,129	1,394	3,008
Interest expense	293	680	1,685
Other expense, net	245	384	808

Income before income taxes	40,234	35,425	26,804
Provision for income taxes	14,746	11,308	7,807

Net income	$25,488	$24,117	$18,997

Net income per common share:
Diluted	$.64	$.58	$.45

Basic	$.65	$.58	$.45

Average common shares used in per share computations:
Diluted	40,063	41,713	42,114

Basic	39,389	41,315	41,757

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	2003	2002	2001
	(In thousands)
CASH PROVIDED FROM (USED FOR):
OPERATIONS:
Net income	$25,488	$24,117	$18,997
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	13,483	15,571	14,342
Deferred income taxes	6,678	4,203	178
Gain on sale of trading securities	6	250	11,632
Compensation (income) expense related to stock plans	(23)	(64)	140
Tax benefit in connection with exercise of stock options	651	128	127
Gain related to long-term investments	(1,071)	—	(451)
Loss on disposals of property and equipment	751	744	188
Changes in:
Accounts and notes receivable	(2,983)	(3,336)	9,636
Inventories	16,288	14,268	(6,564)
Other current assets	426	722	(3,796)
Other current liabilities	(4,148)	4,644	(10,780)
Other long-term assets	(1,438)	(426)	(728)
Contribution to pension plan	(7,000)	(4,000)	—

Net cash provided from operations	47,108	56,821	32,921

INVESTMENTS:
Additions to property and equipment	(6,732)	(12,095)	(10,274)
Distributions from long-term investments	1,071	—	451

Net cash used for investments	(5,661)	(12,095)	(9,823)

FINANCING:
Short-term borrowings	—	(26,000)	2,000
Proceeds from sale of stock under stock plans	3,758	2,039	1,988
Repurchase of common stock	(7,152)	(20,496)	(558)
Cash dividends paid	(7,886)	(8,323)	(8,345)

Net cash used for financing	(11,280)	(52,780)	(4,915)

Net increase (decrease) in cash and cash equivalents	30,167	(8,054)	18,183
Cash and cash equivalents at beginning of the year	73,105	81,159	62,976

Cash and cash equivalents at end of the year	$103,272	$73,105	$81,159

Cash paid for interest expense	$277	$692	$1,685
Cash paid for income taxes	$9,863	$9,750	$13,587

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except for share data)
Balance, December 1, 2000	$14,237	$20,276	$371,821		$(156,742)	$249,592
Net income			18,997			18,997
Issuance of 251,188 common shares under stock plan		(695)			2,564	1,869
Issuance of 104,759 common shares under employee stock plan		(499)			1,069	570
Tax benefit in connection with stock plans		127				127
Repurchase of 87,900 shares of common stock					(558)	(558)
Cash dividends on common stock, $.20 per share			(8,358)			(8,358)

Balance, November 30, 2001	14,237	19,209	382,460		(153,667)	262,239

Comprehensive income:
Net income			24,117			24,117
Foreign currency translation adjustments				(525)		(525)
Minimum pension liability adjustments, net of taxes ($4,873)				(6,721)		(6,721)

Total comprehensive income			24,117	(7,246)		16,871
Issuance of 265,392 common shares under stock plan		(796)			2,693	1,897
Issuance of 109,414 common shares under employee stock plans		(498)			1,109	611
Tax benefit in connection with stock plans		128				128
Repurchase of 2,791,300 shares of common stock					(20,496)	(20,496)
Cash dividends on common stock, $.20 per share			(8,209)			(8,209)

Balance, November 29, 2002	14,237	18,043	398,368	(7,246)	(170,361)	253,041

Comprehensive income:
Net income			25,488			25,488
Foreign currency translation adjustments				308		308
Minimum pension liability adjustments, net of taxes ($633)				(860)		(860)

Total comprehensive income			25,488	(552)		24,936
Issuance of 491,035 common shares under stock plan		(1,461)			4,775	3,314
Issuance of 123,701 common shares under employee stock plans		(408)			1,202	794
Tax benefit in connection with stock plans		651				651
Repurchase of 717,900 shares of common stock					(7,152)	(7,152)
Cash dividends on common stock, $.20 per share			(7,868)			(7,868)

Balance, November 28, 2003	$14,237	$16,825	$415,988	$(7,798)	$(171,536)	$267,716

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations    —    The Stride Rite Corporation (the “Company”) designs, sources, markets and distributes footwear primarily under the Stride Rite ®, Keds ®, PRO-Keds ®, Sperry Top-Sider ®, Sperry ®, Tommy Hilfiger ®, Grasshoppers ®, Munchkin®, Kidsmart™ and BabySmart™ brands. During 2004, the Company will begin marketing a line of children’s footwear under the Børn® name through a licensing agreement. The Company is predominantly a wholesaler of footwear, selling its products throughout the United States and Canada in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers, e-commerce sites and specialty stores. The Company also markets its products directly to consumers in the United States by selling children’s footwear through its Stride Rite children’s shoe stores and footwear for all of its brands through its Stride Rite, Keds and Sperry outlet stores. The Company’s products are marketed in countries outside the United States and Canada through independent distributors and licensees.

Principles of Consolidation    —    The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated.

Fiscal Year    —    The Company’s fiscal year ends on the Friday closest to November 30 in each year. Fiscal years 2003, 2002, and 2001 ended on November 28, 2003, November 29, 2002, and November 30, 2001, respectively.

Revenue Recognition    —    Revenues consist of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Revenues from gift certificates are deferred until redemption. The Company permits merchandise returns from its customers under certain circumstances. The Company also engages in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the footwear industry and changes in demand for its products, in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Markdown allowances are estimated and deducted from revenue at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, the Company’s visibility into its customers’ inventory levels and the ongoing communication with its customers, the Company is able to identify variances in its estimates in a timely manner, that are then properly reflected in its financial statements. Royalty income which accounted for approximately $6.4 million, $6.2 million and $5.7 million in fiscal years 2003, 2002 and 2001, respectively, is recognized when earned.

Co-operative Advertising    —    The Company engages in co-op advertising programs with retailers. Co-op advertising funds are available to all retailers in good standing. Retailers receive reimbursement under this program if they meet established advertising guidelines and trademark requirements. Costs are accrued on the basis of sales to qualifying customers and accounted for as an operating expense. The Company has historically adhered to EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” in accounting for co-op advertising programs.

Shipping and Handling    —    Products are sold FOB shipping point and shipping costs are paid by the Company’s customers. The Company does not bill for product handling costs, which are included in selling and administrative expenses.

Cash Equivalents and Marketable Securities    —    Cash equivalents represent highly liquid investments, with a maturity of three months or less at the time of purchase. Marketable securities, representing funds invested in fixed income instruments with maturities greater than one year, are stated at fair value and are considered trading securities.

Financial Instruments    —    Financial instruments consist principally of cash, investments, trade receivables and payables. The Company places its investments with highly rated financial institutions and investment grade, short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables. The Company’s exposure to foreign exchange risk is limited through U.S. dollar denominated transactions. The Company has not entered into derivative financial instruments such as futures, forward or option contracts. The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different from book value. The Company uses quoted market prices, when available, to calculate these fair values.

Foreign Currency    —    For international subsidiaries, the local currency is the functional currency. Assets and liabilities of the Company’s international subsidiaries are translated at the rate of exchange existing at year-end. Income statement amounts are translated at the average monthly exchange rates for the period. For fiscal 2003 and 2002, the cumulative translation adjustments resulting from changes in exchange are included in the consolidated balance sheet as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss”. Prior to fiscal 2002 translation adjustments of ($187,000) for fiscal 2001 were recorded in Exchange Gain/Loss and classified with accrued expenses and other liabilities due to their insignificance. Transaction gains and losses are included in the statement of income and are not significant.

Hedging Policy    —    The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended in the first quarter of Fiscal 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and interest rates and may enter in derivative transactions, as it deems necessary. The Company has not entered into any derivative transactions in fiscal years 2003, 2002 and 2001 and accordingly the adoption of SFAS No. 133 did not have any effect on the Company’s net earnings or financial position.

Inventory Valuation    —    Inventories are stated at the lower of cost or market. The cost of inventories is determined on the last-in, first-out (LIFO) basis. The Company performs regular detailed product sell-through analyses to determine excess and closeout inventory and makes adjustments to provisions for obsolete products as they become known.

Property and Equipment    —    Property and equipment are stated at cost. The cost of equipment includes the capitalization of certain associated computer software costs. Depreciation, which is calculated on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Impairment of Long-Lived Assets    —    Effective November 30, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), and amends Accounting Principles Board Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of

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

Goodwill, Trademarks and Other Intangible Assets    —    The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective with the beginning of the 2003 fiscal year. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets have ceased. As required by SFAS 142, the Company performs impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, the Company utilizes the required one-step method to determine whether an impairment exists as of the adoption date. In connection with the SFAS 142 transitional goodwill impairment test, the Company utilized the required two-step method for determining goodwill impairment as of the adoption date. See Note 4 for discussion of the Company’s adoption of SFAS 142.

Income Taxes    —    Deferred income taxes are provided for temporary differences between financial and taxable income. Deferred taxes are also provided on undistributed earnings of subsidiaries and affiliates located outside the United States at rates expected to be applicable at the time of repatriation.

Pre-operating Costs    —    The Company expenses all of the costs that are incurred prior to the opening of new retail stores as they occur.

Advertising    —    In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, the Company expenses advertising costs as incurred. Total advertising expense amounted to $26,624,000, $22,791,000 and $29,897,000 for fiscal years 2003, 2002 and 2001, respectively.

Estimates Included in Financial Statements    —    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, markdowns (which reduce revenues), inventory and income taxes; assumptions related to the defined benefit pension plan; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ from those estimates.

Comprehensive Income    —    Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The components of accumulated other comprehensive loss as of November 28, 2003 and November 29, 2002 are as follows:

	2003	2002
	(In thousands)
Foreign currency translation adjustments	$(217)	$(525)
Minimum pension liability adjustments, net of taxes	(7,581)	(6,721)

Accumulated other comprehensive loss	$(7,798)	$(7,246)

Reclassifications    —    Certain reclassifications have been made to the fiscal 2002 and 2001 balances to conform to the current year presentation.

Net Income per Common Share    —    Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the fiscal years presented in the consolidated statements of income:

	2003	2002	2001
	(In thousands, except for per share data)
Net income	$25,488	$24,117	$18,997
Weighted average common shares outstanding (basic)	39,389	41,315	41,757
Dilutive effect of stock options	674	398	357

Weighted average common shares outstanding (diluted)	40,063	41,713	42,114

Earnings per common share:
Basic	$.65	$.58	$.45
Diluted	$.64	$.58	$.45

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares:

	2003	2002	2001
	(In thousands)
Options to purchase shares of common stock	551	1,323	1,818

Accounting for Stock-Based Compensation    —    During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. SFAS 148 also amends the disclosure requirements of SFAS 123 by requiring that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002.

The Company has elected to continue to account for stock options in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, no compensation expense has been recorded in connection with fair market value stock option grants under the Company’s stock option plans and its employee stock purchase plan.

Proforma net income and earnings per share information, included in the table below, has been calculated as if the Company had accounted for stock options and other stock-based compensation under the fair value method. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2003	2002	2001
Risk-free interest rate	2.95%	4.30%	5.00%
Dividend yield	2.5%	2.6%	2.5%
Volatility factor	41%	40%	40%
Weighted average expected life of options (years)	4.5	4.5	4.5

Employee Stock Purchase Plan	2003	2002	2001
Risk-free interest rate	1.09%	1.68%	4.51%
Dividend yield	2.5%	2.6%	2.5%
Volatility factor	41%	40%	40%
Weighted average expected life of options (years)	0.5	0.5	0.5

Accordingly, the weighted average grant date fair values of stock options granted during 2003, 2002 and 2001 were estimated at $2.59, $2.19 and $2.30, respectively. The weighted average grant date fair values of shares issued under the employee stock purchase plan during 2003, 2002 and 2001 were estimated at $0.82, $0.75 and $0.76, respectively. For purposes of proforma disclosure, the estimated fair value is amortized to expense on a straight-line basis over the options vesting periods. A comparison of reported and proforma earnings is as follows for the three years in the period ended November 28, 2003:

	2003	2002	2001
	(In thousands, except for per share data)
Net income, as reported	$25,488	$24,117	$18,997
Add: Stock based employee compensation expense included in net income, net of related tax effects	40	60	154
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,678)	(1,376)	(1,382)

Pro forma net income	$23,850	$22,801	$17,769

Earnings per share:
Basic – as reported	$.65	$.58	$.45
Basic – pro forma	$.61	$.55	$.43
Diluted – as reported	$.64	$.58	$.45
Diluted – pro forma	$.60	$.55	$.42

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

2.    INVENTORIES

The cost of inventories, which consist primarily of finished product, at November 28, 2003 and November 29, 2002 was determined on a last-in, first-out (LIFO) basis. During 2003, the LIFO reserve decreased by $1,610,000 to $10,875,000 at November 28, 2003. If all inventories had been valued on a first-in, first-out (FIFO) basis, net income would have been lower by $1,019,000 ($.03 per share) in 2003. The LIFO reserve decreased in 2002 and increased in 2001, by $758,000 and $314,000, respectively. If all inventories had been valued on a FIFO basis, net income would have been lower by $516,000 ($.01 per share) in 2002 and would have been higher by $223,000 (less than $.01 per share) in 2001.

During 2003 and 2002, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different from current costs. As a result of these inventory reductions, net income was increased by $141,000 (less than $.01 per share) and decreased by $120,000 (less than $.01 per share) in 2003 and 2002, respectively.

3.    PROPERTY AND EQUIPMENT

The components of property and equipment at November 28, 2003 and November 29, 2002 and the range of asset lives used in depreciation calculations for each asset category are as follows:

	Range of Useful Lives	2003	2002
		(In thousands)
Land and improvements	10 years	$2,793	$2,793
Buildings and improvements	10-40 years	15,789	15,745
Machinery, equipment, computer software and fixtures	3-12 years	98,236	100,520
Leaseholds and leasehold improvements	5-15 years	27,531	28,121

		144,349	147,179
Less accumulated depreciation and amortization		(83,547)	(78,888)

		$60,802	$68,291

Depreciation expense amounted to $13,470,000, $15,304,000 and $14,067,000 for fiscal years 2003, 2002 and 2001, respectively.

4.    OTHER ASSETS

As of November 28, 2003 and November 29, 2002, other assets includes the following:

	2003	2002
	(In thousands)
Goodwill, net	$908	$883
Trademark rights and other intangible assets, net	1,690	1,690
Cash surrender value of life insurance policy	4,153	3,948
Other	7,564	6,393

	$14,315	$12,914

The Company adopted SFAS No 142, “Goodwill and Other Intangible Assets”, (SFAS 142) effective November 30, 2002. In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have finite useful lives will continue to be amortized over their useful lives.

As required by SFAS 142, the Company performed impairment tests on goodwill and other indefinitely lived intangible assets, which consisted only of certain trademarks that are expected to generate cash flows indefinitely, as of November 28, 2003 and November 30, 2002. As a result of this testing, the Company does not believe that the carrying value of goodwill or any indefinitely lived intangible assets have been impaired.

The following table summarizes the Company’s intangible assets and goodwill balances:

	Intangible Assets Not Subject to Amortization
	Goodwill	Trademark Rights	Total
	(In thousands)
November 28, 2003
Gross carrying amount	$3,068	$2,980	$6,048
Accumulated amortization	(2,160)	(1,290)	(3,450)
November 29, 2002
Gross carrying amount	$3,048	$2,980	$6,028
Accumulated amortization	(2,165)	(1,290)	(3,455)

Reported net income for the years ended November 29, 2002 and November 30, 2001, adjusted for the effects of the non-amortization provision of SFAS 142, is as follows:

	2002	2001
	(In thousands, except for per share data)
Reported net income	$24,117	$18,997
Add back:
Amortization of goodwill and other indefinite lived intangible assets (net of taxes)	182	195

Adjusted net income	$24,299	$19,192

Adjusted basic earnings per share	$0.59	$0.46
Adjusted diluted earnings per share	$0.58	$0.46

5.    DEBT

The Company utilizes borrowings under available lines of credit to finance seasonal working capital requirements. In October 2002, the Company renewed for an additional three year period, its revolving credit agreement with four banks providing for loans of up to $75 million. Under the renewed revolving credit agreement, the Company may borrow at interest rates which vary with LIBOR. In addition, the agreement calls for facility fees of 0.375% per annum on the committed line. The renewed revolving credit agreement requires the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. The interest rates and facility fees in the new agreement also vary somewhat dependent on the Company’s financial performance ranging from LIBOR plus 0.75% up to LIBOR plus 1.25%. The renewed revolving credit agreement also contains other covenants, which restrict the payment of dividends and common stock repurchases to $40 million per year. During fiscal 2003, there were no borrowings and no maximum amount outstanding under the revolving credit facility and uncommitted lines. During fiscal 2002 and 2001, borrowings under the revolving credit facility and uncommitted lines averaged $14,635,000 and $26,456,000, respectively, with a maximum amount outstanding of $43,000,000 in 2002 and $40,000,000 in 2001. The weighted average interest rate paid on these borrowings during the year was 2.7% in 2002 and 5.3% in 2001. No short-term borrowings were outstanding on either November 28, 2003 or November 29, 2002. Interest payments amounted to $277,000, $692,000 and $1,685,000 in fiscal years 2003, 2002 and 2001, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at November 28, 2003 and November 29, 2002 consist of the following:

	2003	2002
	(In thousands)
Salaries, wages and commissions	$7,729	$4,950
Advertising	1,406	1,710
Dividends	1,967	1,980
Rent	2,536	2,430
Other liabilities	9,635	9,560

	$23,273	$20,630

7.    RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2002, the Company completed the prior year restructuring and recorded income of $75,000 (less than $.01 per share after tax) related to the reversal of unused prior year restructuring accruals. In the fourth quarter of fiscal 2001, the Company recorded pre-tax charges of $3,059,000 ($.05 per share after tax) related to a restructuring of its administrative staff, the closing of the Wilmington, MA returns and product sample facility, the exit of the leased department store business and retail system asset impairment costs. The fiscal 2001 restructuring included streamlining certain corporate and divisional operations reducing the administrative workforce by approximately 20% or 120 positions. Cash payments and other non-cash items for the restructuring included $2,181,000 related to severance payments, and other employee benefit costs, $205,000 related to the consolidation of the Wilmington, MA returns and product sample facility into the Huntington, IN distribution center and $64,000 of other costs associated with the restructuring. The fiscal 2001 restructuring charges also included expenses associated with exiting the leased department stores business which resulted in a writedown of leaseholds and other assets of $120,000 and the impairment cost associated with the existing retail system totaling $414,000. During fiscal 2002, the Company charged $2,187,000 of costs to the fiscal 2001 restructuring accrual balance. Included in fiscal 2002 cost of sales is a reversal of $0.3 million of the prior year’s $1.8 million charge associated with the write-down of inventory caused by the exit of the leased department store business. The following table summarizes the accrued costs associated with the fiscal 2001 restructuring actions by type and related activity through fiscal 2002:

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

Rent expense for operating leases for the three years in the period ended November 28, 2003 was as follows:

	2003	2002	2001
	(In thousands)
Base rent	$23,148	$22,186	$20,365
Additional rent	174	469	1,050
Less rental from subleases	(316)	(434)	(567)

	$23,006	$22,221	$20,848

The future minimum rental payments for all non-cancelable operating leases and the amounts due from tenants on related subleases at November 28, 2003 are as follows:

(In thousands)
2004	$18,627
2005	17,612
2006	14,282
2007	10,087
2008	8,778
Later years	23,701

93,087
Less rental due from subleases	(851)

Total future minimum rental payments	$92,236

9.    BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering eligible associates. During 2003 and 2002, approximately 64% and 61%, respectively, of the defined benefit plan’s assets were invested in equity investments with the remaining 36% and 39% invested in fixed income securities. Salaried, management, sales and non-production hourly associates accrued pension benefits based on the associate’s service and compensation. Production associates accrued pension benefits at a fixed unit rate based on service.

Pension expense, including amortization of prior service costs over the remaining service periods of active associates and the remaining lives of vested and retired associates, for the three years in the period ended November 28, 2003, consists of the following:

	2003	2002	2001
	(In thousands)
Service cost	$1,330	$1,101	$1,417
Interest cost	3,351	3,149	3,063
Expected return on assets	(3,090)	(3,553)	(4,072)
Net loss (gain) recognized	1,414	—	(287)
Amortization of prior service cost	25	39	61

Net periodic benefit cost	$3,030	$736	$182

The following provides a reconciliation of benefit obligations, plan assets, the funded status, and various assumptions related to the Company’s defined benefit pension plan:

	2003	2002
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$49,777	$43,299
Service cost	1,330	1,101
Interest cost	3,351	3,149
Actuarial loss	5,170	4,622
Benefits paid	(2,269)	(2,412)
Amendments	—	18

Benefit obligation at end of year	$57,359	$49,777

Change in plan assets:
Fair value of plan assets at beginning of year	37,577	40,653
Actual return on plan assets	5,041	(4,664)
Employer contributions	7,000	4,000
Benefits paid	(2,269)	(2,412)

Fair value of plan assets at end of year	$47,349	$37,577

Funded status	(10,010)	(12,200)
Unrecognized net loss	14,746	12,940
Unrecognized prior service costs	58	83

Net amount recognized	$4,794	$823

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	(8,351)	(10,854)
Intangible asset	58	83
Accumulated other comprehensive income	13,087	11,594

Net amount recognized	$4,794	$823

Assumptions:
Discount rate	6.25%	6.75%
Expected long-term return on assets	8.50%	9.00%
Compensation increase rate	4.00%	4.50%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $57,359,000, $55,700,000 and $47,349,000, respectively, as of November 28, 2003 and $49,777,000, $48,431,000 and $37,577,000, respectively, as of November 29, 2002. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. Due to the long-term nature of this assumption, it is not expected that the rate of return percentage will vary yearly. The expected long-term rate of return for fiscal 2004 will be 8.5%. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $400,000. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $100,000 in the expense. Changing the compensation increase rate by 25 basis points will change expense approximately $25,000.

The Company also provides defined contribution plans for its associates. The Company’s defined contribution plans, which are qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, enable eligible associates to defer a portion of their salary to be held by the trustees of the plans. The Company makes an additional contribution to the plans equal to a maximum of 50% of the first 6% of savings by each participant. During fiscal 2003, 2002, and 2001 the Company’s contribution to the plans amounted to $801,000, $603,000 and $813,000, respectively.

10.    STOCK PURCHASE AND OPTION PLANS

During 2002, the Company’s stockholders approved The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company’s common stock on either their entry date into the Plan or the last day of the payment period. For the payment periods which ended in December 2002 and June 2003, a total of 123,701 shares were issued under the Plan for an aggregate amount of $794,000. At November 29, 2003, a total of 5,656,083 shares had been purchased under the Plan and 483,917 shares were available for purchase by participating associates.

During 1998, the Company’s stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director’s Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company’s stockholders approved an amendment to the 1998 Director’s Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company’s common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. Under the terms of the Plan, the Company awarded 6,666, 21,679, and 30,589 shares of common stock during 2003, 2002 and 2001, respectively. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company’s Deferred Compensation Plan for Directors. At November 28, 2003, the issuance of 95,500 shares has been deferred by participating directors.

During 2001, the Company’s stockholders approved the 2001 Stock Option and Incentive Plan. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 2,000,000 shares of the Company’s common stock, plus up to an additional 1,000,000 shares which would be available for issuance under the 1998 Stock Option Plan but for its expiration, may be granted to officers and other key associates. The option price of the shares may not be less than the fair market value of the Company’s common stock at the date of grant. Options under the Plan generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a five-year period.

A summary of the activity in stock options with respect to all plans for the three years in the period ended November 28, 2003 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 1, 2000	3,618,121	$8.30
Granted	1,132,750	6.54
Exercised	(220,599)	6.43
Canceled	(805,309)	8.53

Outstanding at November 30, 2001	3,724,963	7.82
Granted	1,121,732	6.51
Exercised	(243,995)	5.85
Canceled	(896,005)	8.69

Outstanding at November 29, 2002	3,706,695	7.34
Granted	1,157,500	8.25
Exercised	(483,988)	6.16
Canceled	(274,391)	8.95

Outstanding at November 28, 2003	4,105,816	$7.63

The following table summarizes information about stock options outstanding at November 28, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.94-$5.50	240,914	6.1 years	$5.48	240,914	$5.48
$5.94-$6.36	1,296,686	7.7 years	6.31	554,979	6.29
$6.45-$7.91	791,200	6.3 years	7.10	672,140	7.04
$7.98	953,500	9.1 years	7.98	—	—
$8.12-$14.50	823,516	5.2 years	10.45	634,352	10.66

	4,105,816	7.1 years	$7.63	2,102,385	$7.76

At November 29, 2002, options to purchase 1,964,626 shares at an average price of $8.12 per share were exercisable (1,847,214 shares at $9.12 per share at November 30, 2001). On a cumulative basis through November 28, 2003, stock awards, options to purchase shares and shares reserved for issuance under deferred compensation plans totaling 9,252,948 shares had been granted under all stock option plans. Rights to purchase an additional 1,086,567 shares at November 28, 2003 (1,867,413 shares at November 29, 2002) could be granted under the stock option plans.

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

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $68 per one one-hundredth of a Preferred Share. Each preferred share is entitled to minimum quarterly dividends of $1.00 per share, a minimum preferential liquidation payment of $100 per share and each preferred share will have 100 votes, voting together with the common shares. The Rights, which may be amended by the Board of Directors of the Company under most circumstances, become exercisable at the earlier of ten days following a public announcement that a person or group (“Acquiring Person”) has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock or ten business days following the commencement of, or announcement of an intention to make, a tender or exchange offer which would result in the beneficial ownership by an Acquiring Person of 10% or more of the outstanding common shares. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of its assets or earnings power are sold after a person has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock, the holders of the Rights will have the right to receive upon exercise that number of shares of common stock of the Acquiring Person having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, the holders of the Rights, other than the Acquiring Person, will have the right to receive on exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. The Board of Directors of the Company may also exchange the Rights, in whole or in part, at an exchange ratio of one common share or one one-hundredth of a preferred share, at any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the Company’s common stock by such Acquiring Person. The Rights, which have no voting power, expire on July 17, 2007. Preferred Stock Purchase Rights outstanding under the Plan totaled 39,339,240 and 39,442,404 as of November 28, 2003 and November 29, 2002, respectively.

12.    LITIGATION AND CONTINGENCIES

The Company is a party to various litigation arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position or results of operations.

13.    INCOME TAXES

The provision for income taxes consists of the following for the three years in the period ended November 28, 2003:

	2003	2002	2001
	(In thousands)
Current:
Federal	$7,881	$5,520	$7,156
State	187	1,585	473

Total current provision	8,068	7,105	7,629

Deferred:
Federal	5,532	3,541	114
State	1,146	662	64

Total deferred provision	6,678	4,203	178

Provision for income taxes	$14,746	$11,308	$7,807

Net deferred tax assets as of November 28, 2003 and November 29, 2002 have the following significant components:

	2003	2002
	(In thousands)
Deferred tax assets:
Inventory valuation reserves	$2,710	$4,187
Accounts receivable allowances	4,199	5,736
Compensation and pension accruals	1,201	1,483
Other accounting reserves and accruals	6,283	9,182

Total deferred tax assets	14,393	20,588

Deferred tax liabilities:
Depreciation and amortization	5,117	4,836
Pension obligation	(5,506)	(4,873)
Other accounting reserves and accruals	770	568

Total deferred tax liabilities	381	531

Net deferred tax assets	$14,012	$20,057

A valuation allowance has not been assigned to the Company’s deferred tax assets since management believes it is more likely than not that the Company will fully realize the benefits of such tax assets. The deferred taxes associated with the minimum pension liability were netted in other comprehensive income (loss).

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2003	2002	2001
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	4.1	1.3
Tax provision related to company-owned life insurance program	0.1	0.3	0.5
Reduction in tax accruals recorded in prior years	—	(7.7)	(8.1)
Other	(0.6)	0.2	0.4

Effective income tax rate	36.7%	31.9%	29.1%

The higher tax rate in fiscal 2003 as compared to fiscal 2002 was due principally to a lower 2002 effective income tax rate which reflected a reduction in previously established tax accruals, which were no longer needed due to the expiration of statutes.

In 2003, 2002 and 2001, the Company paid income taxes of $9,863,000, $9,750,000, and $13,587,000, respectively.

14.    OPERATING SEGMENTS AND RELATED INFORMATION

The Company’s operating segments are its principal brands:

The Stride Rite Children’s Group, which designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals and sneakers in traditional and contemporary styles. These products are marketed under our Stride Rite®, Munchkin®, Sperry Top-Sider® and Street Hot® trademarks in medium to high price ranges and under our Kid Smart® and Baby Smart® trademarks in medium to lower price ranges. Also, products using the Tommy Hilfiger® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. are designed and marketed in the medium to high price range. Products are sold wholesale to a wide variety of retail formats such as department stores, independent stores, value retailers, and specialty stores. Products are also sold through company-owned retail and outlet store locations. The retail division of Stride Rite Children’s Group had a total of 232, 229 and 220 stores open at the end of fiscal years 2003, 2002 and 2001, respectively.

Keds, which designs and markets sneakers and casual footwear for adults and children under the Keds® trademark and casual footwear for women under the Grasshoppers® label. Products are principally sold wholesale. Keds also sells its products through company-owned Keds retail stores. There were 5, 6 and 5 stores open at the end of fiscal years 2003, 2002 and 2001, respectively.

Sperry Top-Sider, which designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under the Sperry Top-Sider® and Sperry® trademarks. Products sold under the Sperry Top-Sider® label also include sneakers and sandals for men and women. Products are sold wholesale principally to department stores, specialty stores and the marine channel.

Tommy Hilfiger, which designs and markets a line of dress casual, sport casual and athletic footwear for men and women, using the Tommy Hilfiger® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. and the PRO-Keds® trademark. Products are sold wholesale principally to better department stores, independent stores and shoe chains.

International, which distributes all of the Company’s product lines. In Canada products are sold wholesale to department stores, independent stores and specialty stores through the Company’s wholly owned subsidiary. Outside of the United States and Canada the Company uses independent distributors and licensees to market its various products.

Management has evaluated the operating segments of the Company and determined that the segments have similar economic characteristics. Products for all of the Company’s brands consist primarily of footwear. These footwear products are manufactured using similar processes and substantially all products are purchased from foreign sources through our centralized corporate sourcing group. The Company’s products are marketed and sold to the end consumer who shares similar characteristics across the operating segments. All of the Company’s products are warehoused and distributed through two Company-owned distribution centers to a variety of retailers, including premier department stores, value retailers, the Company’s own retail stores and other shoe stores operated by independent retailers. Consequently, the Company’s operating segments have been aggregated into one reportable segment for financial statement purposes as permitted by the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company presently focuses its brands on the domestic footwear market. No individual country other than the United States accounted for more than 10% of consolidated net sales or assets. The Company’s largest customer accounted for approximately 6%, 7% and 9% of consolidated net sales for fiscal years 2003, 2002 and 2001, respectively.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123,

“Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after December 31, 2002. The Company has not elected to transition to the fair value based method of accounting for stock-based employee compensation at this time. See Note 1 for a discussion and the required disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities, or VIE, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, a modification to FIN 46 was issued (FIN46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company does not currently have any variable interest entities as defined in FIN46R. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132” (SFAS 132R). This statement requires additional disclosure in relation to the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company expects to adopt SFAS 132R in the first quarter of fiscal 2004. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

16.    QUARTERLY DATA (UNAUDITED)

The following table provides quarterly data for the fiscal years ended November, 28, 2003, and November 29, 2002.

	First	Second	Third	Fourth
	(In thousands, except for per share data)
2003
Net sales	$152,322	$154,286	$139,747	$103,769
Gross profit	58,041	60,978	52,636	37,855
Net income (loss)	8,821	11,219	6,413	(965)
Per diluted common share:
Net income (loss)	.22	.28	.16	(.02)
Dividends	.05	.05	.05	.05

	First	Second	Third	Fourth
2002
Net sales	$140,733	$156,480	$136,989	$98,198
Gross profit	51,766	58,439	50,786	33,458
Net income (loss)	7,539	11,572	7,041	(2,035)
Per diluted common share:
Net income (loss)	.18	.27	.17	(.04)
Dividends	.05	.05	.05	.05

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of

The Stride Rite Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of The Stride Rite Corporation and its subsidiaries at November 28, 2003 and November 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
January 13, 2004

THE STRIDE RITE CORPORATION

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Fiscal year ended November 30, 2001:
Deducted from assets:
Allowance for doubtful accounts	$3,089	$898	$291	(a)	$3,696
Allowance for sales discounts	9,576	442	2,599	(b)	7,419

	$12,665	$1,340	$2,890		$11,115

Fiscal year ended November 29, 2002:
Deducted from assets:
Allowance for doubtful accounts	3,696	777	700	(a)	3,773
Allowance for sales discounts	7,419	3,690	2,632	(b)	8,477

	$11,115	$4,467	$3,332		$12,250

Fiscal year ended November 28, 2003:
Deducted from assets:
Allowance for doubtful accounts	3,773	1,343	1,900	(a)	3,216
Allowance for sales discounts	8,477	1,653	3,940	(b)	6,190

	$12,250	$2,996	$5,840		$9,406

(a)	Amounts written off as uncollectible.
(b)	Amounts charged against the reserve.

S-1

THE STRIDE RITE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 28, 2003

Index to Exhibits

Exhibit No.	Description of Exhibit	Page No.
14	Code of Ethics	E-2
21	Subsidiaries of the Registrant	E-10
23	Consent of Independent Auditors	E-11
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	E-12
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	E-13
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	E-14
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	E-15

E-1