Form 10-Q
period 2004-02-27
STRIDE RITE CORP
filed 2004-04-08
CIK 94887

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended February 27, 2004

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 1-4404

                         THE STRIDE RITE CORPORATION
         (Exact name of registrant as specified in its charter)

          Massachusetts                          04-1399290
         ----------------                  ----------------------
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

          Yes(X)          No ( )
                                -
As of April 2, 2004, 39,068,243 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   February 27,                     February 28,
                                       2004         November 28,        2003
                                   (Unaudited)           2003        (Unaudited)
                                  ---------------   --------------  ------------
  Assets

  Current Assets:
     Cash and cash
       equivalents                     $67,833         $103,272         $31,719

     Accounts and notes
       receivable, net                  88,487           51,058          98,376

     Inventories                        83,355           81,925          88,177

     Deferred income taxes              14,393           14,393          20,588

     Other current assets               15,438           19,452           5,121
                                      --------         --------        --------

     Total current assets              269,506          270,100         243,981

  Property and equipment, net           59,373           60,802          67,108

  Other assets                          14,266           14,315          15,389
                                      --------         --------        --------

     Total assets                     $343,145         $345,217        $326,478
                                      ========         ========        ========

















                     Theaccompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                  February 27,                     February 28,
                                      2004        November 28,         2003
                                  (Unaudited)         2003         (Unaudited)
                                ---------------  --------------   --------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                $13,215          $23,887          $15,314
     Income taxes payable             20,305           16,815           19,778
     Accrued expenses and other
       liabilities                    22,178           23,273           20,268
                                     -------         --------          -------
     Total current liabilities        55,698           63,975           55,360

  Deferred income taxes                  381              381              531
  Pension obligation                  13,145           13,145           11,677

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None               -                 -               -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544     14,237           14,237           14,237

     Capital in excess of par
       value                          16,143           16,825           17,796

    Retained earnings                421,496          415,988          405,224
    Accumulated other
        comprehensive loss            (7,800)          (7,798)          (7,096)
     Less cost of 17,451,388
        shares of common stock
        held in treasury
        (17,607,304 on November
        28, 2003 and 17,636,127
        on February 28, 2003)       (170,155)        (171,536)        (171,251)
                                   ---------         --------         --------
     Total stockholders' equity      273,921          267,716          258,910
                                   ---------         --------         --------

     Total liabilities and
       stockholders' equity         $343,145         $345,217         $326,478
                                   =========         ========         ========



                     Theaccompanying notes are an integral part of the
                        condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
      For the three months ended February 27, 2004 and February 28, 2003
                      (In Thousands, Except Per Share Data)

                                                2004            2003
                                             ------------    ------------
Net sales                                    $136,134         $152,322

Cost of sales                                  83,121           94,281
                                             --------        ---------

Gross profit                                   53,013           58,041

Selling and administrative expenses            41,340           44,376
                                             --------        ---------

Operating income                               11,673           13,665


Investment income                                 571              683
Interest expense                                  (74)             (70)
Other expense, net                                (78)            (163)
                                             ---------       ---------


Income before income taxes                     12,092           14,115

Provision for income taxes                      4,608            5,294
                                             --------        ---------

Net income                                   $  7,484         $  8,821
                                             ========        =========

Net income per common share:
   Diluted                                   $    .19         $    .22
                                             ========        =========
   Basic                                     $    .19         $    .22
                                             ========        =========

Dividends per common share                   $    .05         $    .05
                                             ========        =========

Average common shares used in per share
   computations:
   Diluted                                     40,325           39,838
                                             ========        =========
   Basic                                       39,420           39,425
                                             ========        =========







                     Theaccompanying notes are an integral part of the
                        condensed consolidated financial statements.

                          THE STRIDE RITE CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       For the three months ended February 27, 2004 and February 28, 2003
                            (Dollars in Thousands)

                                                        2004             2003
                                                  --------------   -------------
Cash flows from operating activities:
   Net income                                          $7,484            $8,821
   Adjustments to reconcile net income to net
      cash used for operations:
   Depreciation and amortization                        3,227             3,654
   Gain related to long-term investments                    -              (321)
   Loss on disposals of property and equipment             34                39
   Changes in:
      Accounts and notes receivable                   (37,429)          (50,301)
      Inventories                                      (1,430)           10,036
      Other current assets                              5,014             8,492
      Other current liabilities                        (8,269)          (13,953)
      Other long-term assets                               49            (2,475)
   Contribution to pension plan                        (1,000)                -
                                                      --------          -------
      Net cash used in operating activities           (32,320)          (36,008)
                                                      --------          --------

Cash flows from investing activities:
   Additions to property and equipment                 (1,832)           (2,510)
   Distributions from long-term investments                 -               321
                                                      -------           -------
      Net cash used in investing activities            (1,832)           (2,189)
                                                      --------          --------

Cash flows from financing activities:
   Proceeds from sale of stock under stock plans        1,810               457
   Cash dividends paid                                 (1,967)           (1,976)
   Repurchase of common stock                          (1,130)           (1,670)
                                                      --------          --------
      Net cash used in financing activities            (1,287)           (3,189)
                                                      --------          --------

Net decrease in cash and cash equivalents             (35,439)          (41,386)

Cash and cash equivalents at beginning of the
   period                                             103,272            73,105
                                                      -------           -------

Cash and cash equivalents at end of the period        $67,833           $31,719
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

                                THE STRIDE RITE CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended February 27, 2004 and February 28, 2003 is unaudited, however, such information includes all adjustments
(including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended February 27, 2004 and February 28, 2003 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended November 28, 2003 on Form 10-K, which included all information and footnotes necessary for such presentation.

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, sales returns allowances, markdowns (which reduce revenues), inventory and income taxes; assumptions related to the defined benefit pension plan; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ from those estimates.

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

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     At February 27, 2004, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended November 28, 2003 as contained on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table provides the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 148, to stock-based compensation.


                                              Three Months Ended
                                  --------------------------------------------
                                     February 27,            February 28,
                                         2004                    2003
                                  --------------------    --------------------
                                   (In thousands, except for per share data)

Net income, as reported                  $7,484                  $8,821

Add:  Stock based employee
compensation expense included in
net income, net of related tax
effects                                       -                       9

Deduct:  Total stock based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects                    (505)                   (315)
                                        -------                 -------

Pro forma net income                     $6,979                  $8,515
                                         ======                  ======

Earnings per share:
   Basic - as reported                   $  .19                  $  .22
                                         ======                  ======
   Basic - pro forma                     $  .18                  $  .22
                                         ======                  ======

   Diluted - as reported                 $  .19                  $  .22
                                         ======                  ======
   Diluted - pro forma                   $  .17                  $  .21
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

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                                    Three Months Ended
                                            ------------------------------------
                                               February 27,        February 28,
                                                   2004                2003
                                            -----------------     --------------
                                           (In thousands, except per share data)

Net income                                          $ 7,484            $ 8,821
                                                    =======            =======

Calculation of shares:
Weighted average common shares
outstanding (basic)                                  39,420             39,425

Dilutive effect of stock options                        905                413
                                                    -------            -------

Weighted average common shares outstanding
(diluted)                                            40,325             39,838
                                                    =======            =======

Net income per common share (basic)                   $ .19              $ .22
                                                      =====              =====

Net income per common share (diluted)                 $ .19              $ .22
                                                      =====              =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                                  First Quarter
                                           ----------------------------
                                                  2004            2003
                                           ------------    ------------
                                                 (In thousands)
Options to purchase shares of common
  stock                                            200           1,599

                         THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

Comprehensive income is as follows:

                                                       Three Months Ended
                                                ---------------------------------
                                                February 27,       February 28,
                                                    2004               2003
                                               --------------     --------------
                                                         (In thousands)

Net income                                         $ 7,484             $ 8,821

Other comprehensive income(loss):
Foreign currency translation adjustments                (2)                150
                                                  --------             -------

Total comprehensive income                         $ 7,482             $ 8,971
                                                   =======             =======



Components of accumulated other comprehensive loss consist of the following:

                                  February 27,     November 28,     February 28,
                                      2004             2003             2003
                                 ---------------  ----------------  ------------
                                                  (In thousands)
Foreign currency  translation
adjustments                         $ (219)           $ (217)          $ (375)
Minimum pension liability
   adjustments, net of taxes         (7,581)           (7,581)         (6,721)
                                    --------          --------         --------
Accumulated other
comprehensive loss                  $(7,800)          $(7,798)        $(7,096)
                                    ========          ========        ========

                        THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Intangible Assets and Goodwill

      The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
February 27, 2004                              (In thousands)
  Gross carrying amount           $3,068          $2,980          $6,048
  Accumulated amortization       $(2,160)        $(1,290)        $(3,450)
November 28, 2003
  Gross carrying amount           $3,068          $2,980          $6,048
  Accumulated amortization       $(2,160)        $(1,290)        $(3,450)
February 28, 2003
  Gross carrying amount           $3,073          $2,980          $6,053
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)


Note 5 - Benefit Plans

     During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of SFAS No. 132(revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a Revision of FASB Statement No. 132." This statement revises employers' disclosures about pension plans and other post-retirement benefit plans.

      The following table summarizes the components of net periodic benefit cost for the Company:

                                                      Three Months Ended
                                              ----------------------------------
                                                    2004               2003
                                              ----------------   ---------------
                                                        (In thousands)
Service cost                                         $438              $303
Interest cost                                         930               763
Expected return on assets                           (998)             (704)
Net loss recognized                                   375               322
Amortization of prior service cost                      5                 6
                                                     ----              ----
Net periodic benefit cost                            $750              $690
                                                     ====              ====


     During the first quarter of fiscal 2004, the Company contributed $1.0 million to the Company's defined benefit pension plan. At this time, the Company does not plan to make any further contributions to its defined benefit pension plan during fiscal year 2004. The Company made no contributions during the first quarter of fiscal 2003.

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

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expect", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

consolidation or restructuring of such customers, including large chain and department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

     The Company discussed a number of significant trends and specific factors affecting the footwear industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of our Annual Report on Form 10-K for the fiscal year 2003. Those trends and factors continue to be relevant to the Company's performance and financial condition.

Critical Accounting Estimates
-----------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting estimates in the Company's Annual Report on Form 10--K for the fiscal year ended November 28, 2003 for additional information.

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

Results of Operations
---------------------

     The following table summarizes the Company's performance for the first quarter of fiscal 2004 as compared to the results for the same period in fiscal 2003:

Decrease Percent vs. 2003 Results:
----------------------------------
                                                                First Quarter
                                                                -------------
Net sales                                                          (10.6)%
Gross profit                                                        (8.7)%
Selling and administrative expenses                                 (6.8)%
Operating income                                                   (14.6)%
Income before income taxes                                         (14.3)%
Net income                                                         (15.2)%

Operating Ratios as a Percent of Net Sales:
-------------------------------------------
                                                      First Quarter
                                             --------------------------------
                                                 2004              2003
                                             --------------    --------------

Gross profit                                     38.9%             38.1%
Selling and administrative expenses              30.4%             29.1%
Operating income                                  8.6%              9.0%
Income before income taxes                        8.9%              9.3%
Net income                                        5.5%              5.8%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales
---------
      The first quarter breakdown of net sales is as follows:
                                                                  Percent
                                                                  Change
                                                                 2004 vs.
                                             2004       2003       2003
                                           ---------  ---------  ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale   $ 25.0     $ 28.7       (12.6)%
Stride Rite Children's Group - Retail        29.1       25.6       13.7%
                                           ---------  ---------  ----------
Stride Rite Children's Group                 54.1       54.3       (0.2)%
Keds                                         42.4       55.6       (23.7)%
Tommy Hilfiger Footwear                      20.2       24.8     (18.3)%
Sperry Top-Sider                             14.7       14.4        2.6%
Stride Rite International                     6.7        6.2        8.3%
Elimination of intercompany sales            (2.0)      (3.0)       n/a
                                           ---------  ---------  ----------
Total net sales                            $136.1     $152.3       (10.6)%
                                           =========  =========  ==========

     During the first quarter of fiscal 2004, consolidated net sales decreased $16.2 million to $136.1 million, or 10.6% below the sales level achieved in the first quarter of fiscal 2003. Wholesale net revenues decreased 15.7% for the first quarter of 2004, while overall retail sales increased $3.6 million or 13.9% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the first quarter were 6.9% less than the comparable period in 2003. The Company's average first quality wholesale selling price declined 4.9% from the first quarter of 2003. In addition, closeout sales decreased $1.2 million during the first quarter of fiscal 2004 as compared to the prior year. Royalty revenues at $1.8 million were slightly higher in the 2004 first quarter versus the same quarter last year.

     Net sales of the Stride Rite Children's Group were unchanged for the first quarter of fiscal 2004, compared to the same period of fiscal 2003. Sales to independent retailers decreased 12.6% during the first quarter of 2004 as compared to the same quarter last year. This decrease was primarily attributable to the Footstar bankruptcy, the loss of the Munchkin business in certain mid-tier accounts and lower Tommy Hilfiger children's sales to department stores versus last year. Generally, the continued weak economy also contributed to lower sales as retailers appeared cautious in their purchases of the Company's product lines. Offsetting this decrease were increased sales of the Children's Group's company-owned retail stores, which were up 13.7% from the same quarter last year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 11.8% for the first fiscal quarter of 2004. Driving this increase in the

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

comparable stores category was the larger number of newer stores which have generally had greater sales increases than our more mature stores. At the end of the first quarter of fiscal 2004, the Stride Rite Children's Group operated 233 stores. This is an increase of 3 stores, or 1% from the end of the same period in the prior year. Current plans call for the opening of approximately 21 retail stores and the closing of 5 underperforming locations during the 2004 fiscal year. During the first quarter of 2004 the Company opened 5 new stores and closed 4 underperforming locations for a net increase of 1 store.

     The decrease in sales of the Keds product line was primarily the result of fewer shipments of seasonal fashion products. In the first quarter of fiscal 2003, the Keds brand initially experienced strong sales of its Spring line; however, its performance at retail did not meet expectations. This resulted in weak Keds sales in the second quarter last year. The general disappointment with last year's Spring product's performance also resulted in retailers becoming cautious in their initial purchasing of the Keds 2004 Spring line. Early indications are that the Microstretch(TM) product, an updated basic sneaker, has had success at several major accounts. If this trend continues, we expect better sales performance in this year's second quarter than a year ago.

     The decrease in sales of Tommy Hilfiger men's and women's footwear products during the first quarter of fiscal 2004 was primarily attributable to continued decreases in the department store channel, as well as men's product styles that did not perform well across all distribution channels. Sales results were also adversely affected by a lower average selling price product mix. The product shift by retailers from higher priced canvas styles to lower priced sandals and beachwear styles reduced the first quarter average selling price by approximately 16%. In addition, last year's first quarter sales performance benefited from a more significant expansion of retail channels of distribution.

     The 2.6% increase in sales of Sperry Top-Sider products during the first quarter of the 2004 fiscal year was primarily attributable to strong sales of men's casual footwear and performance boat shoes. The first quarter sales were adversely affected by the merger of Boat U.S. and West Marine, two important retail accounts for the brand. In addition, there was a sales decline in the women's product category in the first quarter when compared to the same period last year.

     The Stride Rite International division had an 8.3% increase in net sales during the first quarter of fiscal 2004 in comparison to the same period in the prior year. This sales growth was largely the result of increased sales of the Tommy Hilfiger footwear product line in Latin America and Asia, as well as the Sperry Top-Sider product line in Europe.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the first three months of fiscal 2004, the Company's gross profit of $53.0 million decreased $5.0 million or 8.7% below the amount recorded during 2003's first quarter. The lower level of wholesale sales was a significant factor, resulting in a decline of $6.6 million in gross profit. Increased revenues at the company-owned retail stores contributed $2.5 million of additional gross margin. The gross profit rate for fiscal 2004's first quarter improved 0.8 percentage points to 38.9% as compared to the 38.1% rate achieved in the prior year's first quarter. The improved gross profit percentage was primarily attributable to higher in-line product gross profit margins, lower inventory obsolescence costs and a higher relative percentage of retail sales. These gains were partially offset by increased returns and allowances in the quarter as compared to the prior year.

Operating Costs
---------------

     During the first three months of fiscal 2004, selling and administrative expenses were $41.3 million, a decrease of $3.0 million or 6.8% as compared to the first quarter of fiscal 2003. As a percent of sales, operating costs were 30.4% in the first quarter of fiscal 2004 compared to 29.1% in the first quarter of fiscal 2003. This increase in operating costs as a percentage of net sales resulted from the Company's expense reductions not fully offsetting the decline in net sales. During the first quarter of fiscal 2004, advertising costs were 4.6% of net sales versus 5.2% in fiscal 2003. The decrease in operating costs was primarily attributable to reduced advertising costs across all brands. The lower advertising spending in the first quarter of 2004 compared to the prior year reflects a change in the timing of advertising programs versus last year. In addition, operating costs in various other administrative areas were also reduced including outbound freight, bad debt, and selling expenses.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.4 million in the first quarters of fiscal 2004 and 2003. Investment income decreased $0.1 million in the first fiscal quarter of 2004 as compared to the same quarter last year. Investment income related to the Company's cash equivalents increased $0.2 million in the first fiscal quarter of 2004, due to greater average investment balances. This increase was offset by a $0.3 million reduction in income related to a prior year payment received in the first quarter of 2003, which was associated with a longer-term investment. Interest expense remained flat in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 as no short-term borrowings were made during the first quarters of both years.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for income taxes decreased $0.7 million in the first quarter of fiscal 2004 as compared to the similar period in fiscal 2003. This decrease was primarily due to the lower pre-tax income amount, offset somewhat by a higher effective income tax rate. Our effective tax rate was 38.1% in the first quarter of fiscal 2004 as compared to 37.5% in the first quarter of fiscal 2003. The higher tax rate in the first quarter of fiscal 2004 reflects fewer tax saving items in 2004 than in the prior year.

Net Income
----------

     Net income for the first quarter of fiscal 2004 was $7.5 million, a decrease of $1.3 million, or 15.2% as compared to the same period in the prior year. Lower net sales and the corresponding decrease in gross profit dollars were not completely offset by the reductions in operating costs. The Company's return on net sales of 5.5% in the first fiscal quarter of 2004 declined versus the 5.8% return on sales recorded for the first fiscal quarter of 2003.


Liquidity and Capital Resources
-------------------------------

     At the end of the first fiscal quarter of 2004, our balance sheet reflected a current ratio of 4.8 to 1 with no debt. Our cash and cash equivalents totaled $67.8 million at February 27, 2004, an increase of $36.1 million from the total cash and cash equivalents of $31.7 million at the end of the first quarter of fiscal 2003. The Company maintains a $75 million revolving credit facility to fund any seasonal working capital needs. No borrowings under this line of credit were outstanding as of February 27, 2004 or February 28, 2003.

     The Company's seasonal cash flow patterns typically require the use of funds during the first quarter of a fiscal year. During the first quarter of fiscal 2004, the Company used $32.3 million of cash to fund operating needs. This use of cash to fund operations was lower than the $36.0 million use of cash required during the first quarter of fiscal 2003. Inventory levels at the end of the first quarter of fiscal 2004 decreased $4.8 million, or 5.5% from the levels recorded at the end of the prior year's first quarter. The Company continues to benefit from the shortening of product lead times for certain products and the careful monitoring of product performance at retail to better forecast product demand. Accounts receivable at February 27, 2004 were $9.9 million or 10.1% lower than the amount at the end of last year's first quarter. This compares with the 10.6% decrease in quarter-to-quarter net sales comparisons. Days sales outstanding, which is a measure of the length of the collection period of accounts receivable, was 57 days at the end of the first fiscal quarters of both 2004 and 2003. During the first fiscal quarter of 2004, the Company also contributed $1.0 million to its defined benefit pension plan. Other current assets at February 27, 2004 were $15.4

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million or $10.3 million higher than the amount at the end of last year's first quarter. This was caused primarily by an increase in both prepaid pension expense, largely due to the $7 million of pension contributions and prepaid income taxes.

     Additions to property and equipment totaled $1.8 million in the first quarter of 2004, which was below the $2.5 million in the first quarter of 2003. Much of the difference in spending between this year and last year was attributable to the costs incurred during the 2003 first quarter relating to a new retail store merchandise planning system. Funding of our capital expenditures was provided from internal sources. We expect that all capital purchases during fiscal 2004 will be provided for internally, however if business conditions change and do not allow for internal funding, we will re-evaluate our plans.

     During the first quarter of fiscal 2004 we returned $3.1 million to shareholders through share repurchases and cash dividends. We spent $1.1 million to repurchase 101,800 common shares under our share repurchase program. As of February 27, 2004, we have 3.4 million shares remaining on our share repurchase authorization. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     Our repurchases of equity securities for the first quarter of fiscal 2004 were as follows:

                                                          Total      Maximum
                                      Total       Average Number of  Number
                                      Number      Price   Shares     of Shares
                                      Of          Paid    Purchased  that May
                                      Shares      Per     As Part    Yet Be
Period                                Purchased   Share   of Plan    Purchased
--------------------------------------------------------------------------------
November 29,2003 - December 26,2003          -    $    -  1,494,600  3,505,400

December 27,2003 - January 30,2004           -    $    -  1,494,600  3,505,400

January 31,2004 - February 27,2004     101,800    $11.10  1,596,400  3,403,600

     At the end of the first quarter of fiscal 2004, there were no borrowings outstanding under the Company's $75 million revolving credit facility. This is consistent with the first quarter of fiscal 2003. We did not utilize any available credit under the revolving credit line during the first quarter of fiscal 2004. Borrowings were not required during the quarter primarily because we entered the year with no outstanding debt and a significant cash and cash equivalents balance. As of February 27, 2004, letters of credit totaling $39.5 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

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

      None.

PART II - OTHER INFORMATION

                       THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits. The following exhibits are contained in this report:

                Exhibit Number       Description

                10.1 Third Amendment to Amended and Restated License Agreement dated
                                     February   2,   2000   between   Tommy
                                     Hilfiger   Licensing,   Inc.  and  The
                                     Stride Rite Corporation.

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


         (b)    Reports on Form 8-K

                On January 15, 2004, the Company filed a current report on Form 8-K (Item 12) with respect to its press release announcing the Company's financial results for the three and twelve months ended November 28, 2003.

                On March 25, 2004, the Company filed a current report on Form 8-K (Item 12) with respect to its press release announcing the Company's financial results for the three months ended February 27, 2004.

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
                                    THE STRIDE RITE CORPORATION
                                  (Registrant)



Date:  April 8, 2004                By:  /s/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer