Form 10-Q
period 2004-05-28
STRIDE RITE CORP
filed 2004-07-09
CIK 94887

1 of 31
                                                                          pages
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 28,2004

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from      to      .10
                                                ----    ----
                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION
            (Exact name of registrant as specified in its charter)

                     Massachusetts                      04-1399290
                     -------------                      ----------
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

          Yes(X)          No ( )

As of June 30, 2004, 37,726,486 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     May 28,                           May 30,
                                       2004         November 28,        2003
                                   (Unaudited)          2003        (Unaudited)
                                  ---------------   --------------  ------------
                                                  (In thousands)
  Assets

  Current Assets:
     Cash and cash
      equivalents                      $79,574         $103,272         $81,463

     Accounts and notes
      receivable, net                   79,278           51,058          70,151

     Inventories                        80,749           81,925          76,654

     Deferred income taxes              15,178           14,393          20,588

     Other current assets               10,734           19,452           5,215
                                      --------         --------         -------

     Total current assets              265,513          270,100         254,071

  Property and equipment, net           57,793           60,802          64,092

  Other assets                          13,193           14,315          15,350
                                      --------         --------        --------

     Total assets                     $336,499         $345,217        $333,513
                                      ========         ========        ========

















                 The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                    May 28,                           May 30,
                                      2004        November 28,         2003
                                  (Unaudited)         2003          (Unaudited)
                                 ---------------  --------------   -------------
                                     (In thousands, except for share data)
  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                $20,529          $23,887          $12,006
     Income taxes payable             17,111           16,815           20,196
     Accrued expenses and other
       liabilities                    20,816           23,273           19,936
                                     -------         --------          -------
     Total current liabilities        58,456           63,975           52,138

  Deferred income taxes                  844              381              531
  Pension obligation                  13,145           13,145           11,677

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None               -                 -                -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544     14,237           14,237           14,237

     Capital in excess of par
       value                          15,371           16,825           17,408

    Retained earnings                431,519          415,988          414,471
    Accumulated other
        comprehensive loss            (7,927)          (7,798)          (6,770)
     Less cost of 19,223,032
        shares of common stock
        held in treasury
        (17,607,304 on November
        28, 2003 and 17,527,919
        on May 30, 2003)            (189,146)        (171,536)        (170,179)
                                    ---------        ---------        ---------
     Total stockholders' equity      264,054          267,716          269,167
                                    ---------        ---------        ---------

     Total liabilities and
       stockholders' equity         $336,499         $345,217         $333,513
                                    ========         ========         ========



                 The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              For the six months ended May 28, 2004 and May 30, 2003

                               Three Months Ended           Six Months Ended
                               ------------------           ----------------
                                  (In thousands, except for per share data)
                              May 28,       May 30,       May 28,       May 30,
                               2004          2003          2004          2003
                            ------------  ------------  ------------  ----------


Net sales                    $165,009      $154,286      $301,143      $306,608

Cost of sales                 101,507        93,308       184,628       187,589
                             --------      --------      --------      --------


Gross profit                   63,502        60,978       116,515       119,019

Selling and
    administrative
    expenses                   44,589        44,002        85,929        88,378
                             --------      --------      --------      ---------

Operating income               18,913        16,976        30,586        30,641

Investment income                 473           923         1,044         l,606
Interest expense                  (82)         (102)         (156)         (172)
Other expense, net                (70)           (1)         (148)         (164)
                             ---------     ---------     ---------     ---------
                                  321           820           740         1,270
                             ---------     ---------     ---------     ---------

Income before income
   taxes                       19,234        17,796        31,326        31,911

Provision for income
   taxes                        7,334         6,577        11,942        11,871
                             ---------     ---------     ---------     ---------

Net income                   $ 11,900      $ 11,219      $ 19,384      $ 20,040
                             =========     =========     =========     =========

Net income per common share:
   Diluted                   $    .30     $     .28      $    .49     $     .50
                             =========    ==========     =========    ==========
   Basic                     $    .31     $     .29      $    .50     $     .51
                             =========    ==========     =========    ==========

Dividends per common
   share                     $    .05     $     .05      $    .10     $     .10
                             =========    ==========     =========    ==========

Average common shares
  used in per share
  computations:
   Diluted                     39,450        39,895        39,887        39,866
                             =========    ==========     =========    ==========
   Basic                       38,637        39,362        39,029        39,394
                             =========    ==========     =========    ==========





                 The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (Continued)

                                THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   For the six months ended May 28, 2004 and May 30, 2003

                                                      2004             2003
                                                  --------------   -------------
Cash flows from operating activities:                      (In thousands)
   Net income                                         $19,384           $20,040
   Adjustments to reconcile net income to net
      cash used for operations:
   Depreciation and amortization                        6,495             7,622
   Deferred income taxes                                 (322)                -
   Gain related to long-term investments                    -            (1,071)
   Loss on disposals of property and equipment            226                69
   Changes in:
      Accounts and notes receivable                   (28,220)          (22,076)
      Inventories                                       1,176            21,559
      Other current assets                              9,718             8,398
      Other current liabilities                        (5,531)          (16,838)
      Other long-term assets                            1,122            (2,436)
   Contribution to pension plan                        (1,000)                -
                                                       ------           -------
      Net cash provided from operating activities       3,048            15,267
                                                       ------           -------

Cash flows from investing activities:
   Additions to property and equipment                 (3,712)           (3,492)
   Distributions from long-term investments                 -             1,071
                                                      -------           -------
      Net cash used in investing activities            (3,712)           (2,421)
                                                      --------          -------

Cash flows from financing activities:
   Proceeds from sale of stock under stock plans        3,368             1,146
   Cash dividends paid                                 (3,947)           (3,943)
   Repurchase of common stock                         (22,455)           (1,691)
                                                      --------          -------
      Net cash used in financing activities           (23,034)           (4,488)
                                                      --------          -------

Net increase (decrease) in cash and cash
equivalents                                           (23,698)            8,358

Cash and cash equivalents at beginning of the
period                                                103,272            73,105
                                                      -------           -------

Cash and cash equivalents at end of the period        $79,574           $81,463
                                                      =======           =======




                 The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended May 28, 2004 and May 30, 2003 is unaudited, however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended May 28, 2004 and May 30, 2003 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended November 28, 2003 on Form 10-K, which included all information and footnotes necessary for such presentation.

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

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase and Option Plans

     At May 28, 2004, the Company had three stock-based compensation plans which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended November 28, 2003 as contained on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table provides the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 148, to stock-based compensation.

                               Three Months Ended           Six Months Ended

                              May 28,       May 30,       May 28,      May 30,
                               2004          2003          2004         2003
                            ------------  ------------  ------------ ------------
                                 (In thousands, except for per share data)
Net income, as reported      $11,900       $11,219       $19,384      $20,040

Add:  Stock based employee
compensation expense
included in net income,
net of related tax effects
                                   6             -             6            9

Deduct:  Total stock based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects
                               (434)          (616)         (940)        (931)
                            --------      ---------     ---------    ---------

Pro forma net income        $11,472        $10,603       $18,450      $19,118
                            =======       ========      ========     ========

Earnings per share:
   Basic - as reported      $   .31        $   .29       $   .50      $   .51
                            =======       ========      ========     ========
   Basic - pro forma        $   .30        $   .27       $   .47      $   .49
                            =======       ========      ========     ========

   Diluted - as reported    $   .30        $.   28       $   .49      $   .50
                            =======       ========      ========     ========
   Diluted - pro forma      $   .29        $   .27       $   .46      $   .48
                            =======       ========      ========     ========

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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                           Three Months           Six Months
                                               Ended                Ended
                                        -------------------   ------------------
                                        May 28,    May 30,    May 28,   May 30,
                                          2004      2003       2004       2003
                                        ---------  --------   --------  --------
                                       (In thousands, except for per share data)
Net income                             $11,900   $11,219    $19,384    $20,040

Calculation of shares:
Weighted average common shares
outstanding (basic)                     38,637    39,362     39,029     39,394

Dilutive effect of stock options           813       533        858        472
                                       -------   -------    -------    -------

Weighted average common shares
  outstanding (diluted)                 39,450    39,895     39,887     39,866
                                       =======   =======    =======    =======

Net income per common share
(basic)                                  $ .31     $ .29      $ .50      $ .51
                                         =====     =====      =====      =====

Net income per common share
(diluted)                                $ .30     $ .28      $ .49      $ .50
                                         =====     =====      =====      =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                          Second Quarter     First Six Months
                                        -------------------  ------------------
                                           2004       2003      2004      2003
                                        --------  ---------  --------  --------
                                                    (In thousands)
Options to purchase shares of common
  stock                                   1,079        521       318       550


                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

Comprehensive income is as follows:

                                     Three Months Ended          Six Months
                                                                   Ended
                                    ----------------------  --------------------
                                     May 28,     May 30,     May 28,    May 30,
                                       2004        2003       2004        2003
                                    -----------  ---------  ---------- ---------
                                                   (In thousands)
Net income                          $11,900       $11,219   $19,384     $20,040

Other comprehensive
income(loss):
Foreign currency translation
adjustments                            (127)          326      (129)        476
                                    --------      --------  --------    --------
Total comprehensive income          $11,773       $11,545   $19,255     $20,516
                                    ========      ========  ========    ========

Components of accumulated other comprehensive loss consist of the following:

                                    May 28,        November 28,        May 30,
                                      2004             2003             2003
                                 ---------------  ----------------  ------------
                                                  (In thousands)
Foreign currency  translation
adjustments                         $ (346)           $ (217)          $ (49)
Minimum pension liability
   adjustments, net of taxes         (7,581)           (7,581)          (6,721)
                                    --------          --------        ---------
Accumulated other
comprehensive loss                 $ (7,927)         $ (7,798)        $ (6,770)
                                   =========         =========        =========

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Intangible Assets and Goodwill

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
May 28, 2004                                   (In thousands)
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization       $(2,159)        $(1,290)        $(3,449)
November 28, 2003
  Gross carrying amount           $3,068          $2,980          $6,048
  Accumulated amortization       $(2,160)        $(1,290)        $(3,450)
May 30, 2003
  Gross carrying amount           $3,073          $2,980          $6,053
  Accumulated amortization       $(2,165)        $(1,290)        $(3,455)


Note 5 - Benefit Plans

     During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of SFAS No. 132 revised 2003, "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a Revision of FASB Statement No. 132." This statement revises employers' disclosures about pension plans and other post-retirement benefit plans.

     The following table summarizes the components of net periodic benefit cost for the Company:

                                     Three Months Ended     Six Months Ended
                                     ---------------------  --------------------
                                     May 28,     May 30,    May 28,    May 30,
                                       2004        2003       2004       2003
                                     ----------  ---------  ---------  -------
                                                   (In thousands)
Service Cost                         $  413      $  303     $  851     $  606
Interest Cost                           876         763      1,806      1,526
Expected return on assets              (997)       (704)    (1,995)    (1,408)
Net loss recognized                     353         322        728        644
Amortization of prior services cost
                                          5           6         10         12
                                     ----------  ---------  ---------  -------
Net periodic benefit cost            $  650      $  690     $1,400     $1,380
                                     ==========  =========  =========  =======

     During the first quarter of fiscal 2004, the Company contributed $1.0 million to its defined benefit pension plan. The Company does not intend to make any further contributions to its defined benefit pension plan during fiscal year 2004. No contributions were made to the Company's defined benefit plans during the first two quarters of fiscal 2003.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Contingencies

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003, we negotiated the renewal of the agreement for an additional term. In early January 2004, we finalized the terms of the license agreement, which will expire in March 2007. We expect to meet our obligations under the Tommy Hilfiger license agreement and accordingly, we believe that no provision is currently required for costs related to the potential loss of this license. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected.

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

consolidation or restructuring of such customers, including large chain and department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; labor disputes; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingencies
-------------

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003, we negotiated the renewal of the agreement for an additional term. In early January 2004, we finalized the terms of the license agreement, which will expire in March 2007. We expect to meet our obligations under the Tommy Hilfiger license agreement and accordingly, we believe that no provision is currently required for costs related to the potential loss of this license. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected.

Results of Operations
---------------------

     The following table summarizes the Company's performance for the second quarter and first six months of fiscal 2004 as compared to the results for the same periods in fiscal 2003:

Increase (Decrease) Percent vs. 2003 Results:
---------------------------------------------
                                           Second Quarter      Six Months
                                           --------------      ----------
Net sales                                         6.9%            (1.8)%
Gross profit                                      4.1%            (2.1)%
Selling and administrative expenses               1.3%            (2.8)%
Operating income                                 11.4%            (0.2)%
Income before income taxes                        8.1%            (1.8)%
Net income                                        6.1%            (3.3)%

Operating Ratios as a Percent of Net Sales:
-------------------------------------------
                                         Second Quarter       Six Months
                                         --------------   -------------------
                                          2004    2003       2004     2003
                                         ------  ------   --------   --------
Gross profit                              38.5%     39.5%    38.7%     38.8%
Selling and administrative expenses       27.0%     28.5%    28.5%     28.8%
Operating income                          11.5%     11.0%    10.2%     10.0%
Income before income taxes                11.7%     11.5%    10.4%     10.4%
Net income                                 7.2%      7.3%     6.4%      6.5%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2004 Compared to Second Quarter 2003
---------------------------------------------------

Net Sales
---------

The second quarter breakdown of net sales is as follows:
                                                                  Percent
                                                                   Change
                                                                  2004 vs.
                                             2004       2003        2003
                                           ---------  ---------  -----------
                                                 (In millions, except
                                                     percentages)
Stride Rite Children's Group - Wholesale    $20.5      $19.2         6.8%
Stride Rite Children's Group - Retail        43.2       39.3         9.8%
                                           ---------  ---------  -----------

Stride Rite Children's Group                 63.7       58.5         8.8%
Keds                                         48.7       50.2        (2.9)%
Tommy Hilfiger Footwear                      28.7       24.1        18.8%
Sperry Top-Sider                             19.7       18.5         6.4%
Stride Rite International                     7.0        5.6        25.8%
Elimination of intercompany sales            (2.8)      (2.6)       n/a
                                           ---------  ---------  -----------

Total net sales                            $165.0     $154.3         6.9%
                                           =========  =========  ===========

     During the second quarter of fiscal 2004, consolidated net sales increased $10.7 million to $165.0 million, or 6.9% above the sales level achieved in the second quarter of fiscal 2003. Wholesale net revenues decreased 5.6% for the second quarter of 2004, while overall retail sales increased $3.9 million or 9.8% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the second quarter were 6.1% greater than the comparable period in 2003. The Company's average first quality wholesale selling price declined 3.2% from the second quarter of 2003. In addition, closeout sales increased 3.9% during the second quarter of fiscal 2004 as compared to the prior year. Royalty revenues at $1.8 million were 13.4% higher in the 2004 second quarter versus the same quarter last year.

     Net sales of the Stride Rite Children's Group increased 8.8% for the second quarter of fiscal 2004, compared to the same period of fiscal 2003. Sales of the Children's Group to independent retailers increased 6.8% during the second quarter of 2004 as compared to the same quarter last year. This increase was primarily attributable to higher sales of Tommy Hilfiger Children's products, a strong performance by sandals and increased closeout sales. These increases were partially offset by continued weakness in the Munchkin brand as well as a greater number of returns. Adding to the increases from the wholesale side of the division were increased sales of the Children's Group's company-owned retail stores, which were up 9.8% from the same quarter last year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 7.8% for the second fiscal quarter of 2004. Driving this increase in the comparable stores

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

category was the addition of newer stores which have generally had greater sales increases than our more mature stores. At the end of the second quarter of fiscal 2004, the Stride Rite Children's Group operated 240 stores. This is an increase of 10 stores, or 4% from the end of the same period in the prior year. Current plans call for the opening of approximately 18 retail stores and the closing of 4 underperforming locations during the 2004 fiscal year. During the second quarter of 2004 the Company opened 7 new stores and had no store closings.

     Keds sales decreased in the second quarter of fiscal 2004 due in part to initial retailer caution in ordering Keds products, based on poor performance at retail in Spring 2003. In addition, the Keds seasonal product lines did not generate the anticipated level of reorders in the quarter. Partially offsetting the disappointing performance of Keds seasonal styles, the Microstetch product line's sales results were strong during the second quarter, continuing a trend that began in the first quarter.

     The Tommy Hilfiger footwear division recorded stronger sales during the second quarter of fiscal 2004 after the weak sales in fiscal 2004's first quarter. The improvement was primarily the result of a strong beach program in the women's category, along with the introduction of both the "H" Hilfiger line and the Tommy Girl line. These increases were partially offset by weakness in the men's athletic category. Additionally, closeout sales increased in the quarter and good performance on key programs resulted in a decrease in sales allowances.

     The 6.4% increase in the sales of Sperry Top-Sider products during the first quarter of the 2004 fiscal year was primarily attributable to strong sales of men's casual footwear and performance boat shoes. Sales declines in the women's product category in the second quarter, primarily caused by weaknesses in canvas styles, offset a portion of the gains in men's products.

     The Stride Rite International division had a 25.8% increase in net sales during the second quarter of fiscal 2004 in comparison to the same period in the prior year. While this sales performance was solid in most product categories, it was largely the result of the continued strong sales of the Tommy Hilfiger footwear product line, particularly in Asia and Latin America.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the second quarter of fiscal 2004, the Company's gross profit of $63.5 million increased $2.5 million or 4.1% above the amount recorded during 2003's second quarter. Increased revenues at the company-owned retail stores was a significant contributor to the improvement in gross profit. The gross profit rate for fiscal 2004's second quarter decreased one percentage point to 38.5% as compared to the 39.5% rate achieved in the prior year's second quarter. The reduction in gross profit percentage was primarily attributable to lower in-line product gross profit margins, related to higher freight costs, and greater closeout and inventory obsolescence costs. These reductions were partially offset by the higher relative percentage of retail sales and decreased returns and allowances.

Operating Costs
---------------

     During the second quarter of fiscal 2004, selling and administrative expenses were $44.6 million, an increase of $0.6 million or 1.3% as compared to the second quarter of fiscal 2003. As a percent of sales, operating costs were 27.0% in the second quarter of fiscal 2004 compared to 28.5% in the second quarter of fiscal 2003. This decrease in operating costs as a percentage of net sales resulted from the Company's expense containment being leveraged by the increase in net sales for the 2004 second quarter. During the second quarter of fiscal 2004, advertising costs were 5.3% of net sales versus 5.6% in fiscal 2003. The increase in operating costs was primarily attributable to higher expenses in Children's Group retail stores, chiefly associated with the increase in the number of company-owned retail stores and an increase in costs related to distribution.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.3 million in the second quarter of fiscal 2004 and by $0.8 million in the second quarter of 2003. Investment income decreased $0.4 million in the second fiscal quarter of 2004 as compared to the same quarter last year. Investment income related to the Company's cash equivalents increased $0.3 million in the first fiscal quarter of 2004, due to greater average investment balances. Offsetting this increase was the $0.7 million that was received in the second quarter of 2003 related to Stride Rite's sale of its interest in a joint venture footwear manufacturing facility. Interest expense was slightly lower in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. No short-term borrowings were made during the second quarters of either fiscal year 2004 or 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for income taxes increased $0.8 million in the second quarter of fiscal 2004 as compared to the similar period in fiscal 2003. This increase was primarily due to the higher pre-tax income amount, combining with a higher effective income tax rate. Our effective tax rate was 38.1% in the second quarter of fiscal 2004 as compared to 37.0% in the second quarter of fiscal 2003. The higher tax rate in the second quarter of fiscal 2004 reflects fewer tax saving items in 2004 than in the prior year.

Net Income
----------

     Net income for the second quarter of fiscal 2004 was $11.9 million, an increase of $0.7 million, or 6.1% as compared to the same period in the prior year. Higher net sales and the resulting increase in gross profit dollars were somewhat offset by the increases in operating costs and the higher effective income tax rate. The Company's return on net sales of 7.2% in the second fiscal quarter of 2004 declined versus the 7.3% return on sales recorded for the second fiscal quarter of 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Six Months of 2004 Compared to the First Six Months of 2003
-----------------------------------------------------------------

Net Sales
---------

The first six months breakdown of net sales is as follows:
                                                                      Percent
                                                                      Change
                                                                     2004 vs.
                                               2004        2003        2003
                                               ----        ----     ----------
                                            (In millions, except percentages)
Stride Rite Children's Group - Wholesale       $45.6       $47.9       (4.8)%
Stride Rite Children' Group - Retail            72.2        64.9        11.3%
                                             -------     -------     -------

Stride Rite Children's Group                   117.8       112.8         4.5%
Keds                                            91.1       105.8      (13.8)%
Tommy Hilfiger Footwear                         48.9        48.9         -
Sperry Top-Sider                                34.4        32.9         4.8%
Stride Rite International                       13.8        11.8        16.6%
Elimination of intercompany sales              (4.9)       (5.6)        n/a
                                             ------      ------      ------

Total net sales                              $301.1      $306.6        (1.8)%
                                             ======      ======      =======

     During the first six months of fiscal 2004, consolidated net sales decreased $5.5 million to $301.1 million, or 1.8% below the sales level recorded in the first six months of fiscal 2003. Wholesale net revenues decreased 5.4% for the first half of 2004, while overall retail sales increased $7.6 million or 11.4% when compared to the same period last year. Unit shipments of current line merchandise for the wholesale brands during the first half of 2004 were 1.0% lower than last year's first half. The Company's average first quality wholesale selling price declined 4.1% from the first six months of 2003. In addition, closeout sales decreased 1.9% in the first six months of fiscal 2004 as compared to the prior year. Royalty revenues at $3.6 million were 7.8% higher in the first half of 2004 than in the same period in the prior year.

     Net sales of the Stride Rite Children's Group increased 4.5% for the first half of fiscal 2004, compared to the same period of fiscal 2003. Sales to independent retailers decreased 4.8% during the first six months of 2004 versus the same period last year. The decrease in sales to independent retailers was principally the result of the Footstar bankruptcy, continued weakness with the Munchkin product line, and cautious buying activity in the department store channel. Partially offsetting these declines were increases in closeout sales and promotional products for certain accounts. As compared to the first half of last year the Children's Group has seen a shift in sales of the Tommy Hilfiger Kids products from the department store channel to the mid-tier channel. Offsetting the decrease in the wholesale side of the division, were the increased sales of the Children's Group's company-owned retail stores, which were up 11.3% during the first six months of fiscal 2004 versus the same period last year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 9.4% for the first half of fiscal 2004. A major reason for the increase in the comparable

PART I - FINANCIAL INFORMATION (Continued)

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

store sales results was the addition of a number of newer stores, which have generally recorded better sales performance than many of our more mature stores.

     Keds sales decreased in the first half of fiscal 2004 due in part to continued retailer caution in ordering Keds products, based on poor performance at retail in Spring 2003. In addition, the Keds seasonal product lines did not generate the anticipated level of reorders. Sales of Grasshoppers, which are included in the Keds results, were also down as compared to the same period last year, due principally to their loss of shelf space at certain major department store customers. Partially offsetting the disappointing performance of their seasonal styles, Keds experienced strong sales with its newly introduced Microstretch(TM) products.

     The Tommy Hilfiger footwear unit's sales performance during the first six months of fiscal 2004 was flat with the same period in the prior year. Compared with last year's first half, there was an overall decrease in the men's business. Offsetting this decrease were increased sales of ProKeds products in addition to strong performance by the women's beach programs. During the first half of fiscal 2004 both the "H" Hilfiger and the Tommy Girl lines were introduced.

     Sales of Sperry Top-Sider products increased for the first six months of fiscal 2004. This increase was primarily the result of strong performance in the men's product lines, particularly in the performance category. This strong showing was partially offset by weaknesses in the women's line, principally in the canvas category. Sales were also adversely affected by the acquisition by West Marine of Boat U.S. retail operations, two important accounts for the division.

     The Stride Rite International division had a 16.6% increase in net sales for the first half of 2004, versus the same period in the prior year. The addition of new distributors of the Company's brands in Asia and increased sales of Tommy Hilfiger and Sperry Top-Sider products in Latin America were the primary reasons for the increase.

Gross Profit
------------

     During the first half of fiscal 2004, the Company's gross profit of $116.5 million decreased $2.5 million or 2.1% below the amount recorded during the same period last year. The gross profit rate for the first six months of fiscal 2004 decreased slightly as compared to the same period last year, 38.7% to 38.8%. The decrease in first half gross profit was primarily the result of the lower level of wholesale sales during the period. The additional gross profit that was generated by the higher levels of retail sales was insufficient to offset the impact from the decline in gross profit resulting from the lower wholesale sales. The decline in gross profit percentage versus last year was due primarily to increased freight costs and a higher level of returns which was offset somewhat by the gross profit percentage impact of the greater percentage of retail sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results
-----------------

     Operating expenses for the first six months of fiscal 2004 were $85.9 million, a decrease of $2.5 million or 2.8% as compared to the same period in fiscal 2003. As a percent to sales, operating costs were 28.5% in the first half of fiscal 2004 versus 28.8% in the first half of last year. During the first six months of fiscal 2004, advertising expenses as a percent of net sales were 5.0% versus 5.4% on the same period last year. Advertising spending decreased at most of the Company's brands and reflects a change in the timing of our advertising programs from last year. In addition to the lower advertising costs, administrative expenses also decreased. Somewhat offsetting these decreases were higher retail store payroll expenses, due to the increased number of stores and also higher distribution costs.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.7 million in the first six months of fiscal 2004 and by $1.3 million in the first six months of fiscal 2003. Investment income in the first half of fiscal 2004 was $0.6 million below the same period of fiscal 2003. Comparisons of investment income to last year are negatively impacted by the receipt in fiscal year 2003 of $0.7 million related to Stride Rite's sale of its interest in a joint venture footwear manufacturing facility. Interest expense in the first half of fiscal 2004 was slightly below the level recorded last year. There were no short-term borrowings during the first half of either fiscal 2004 and 2003.

     The provision for income taxes increased $0.1 million in the first half of fiscal 2004 as compared to the similar period in fiscal 2003. This slight increase was primarily due to the higher effective income tax rate offsetting the lower pre-tax income amount. During the first half of fiscal 2004, the effective tax rate was 38.1% as compared to the 37.2% rate during last year's first half. The higher tax rate during the first six months of fiscal 2004 is the result of fewer tax saving items this year as compared to fiscal 2003.

Net Income
----------

     Net income for the first six months of fiscal 2004 was $19.4 million, a decrease of $0.7 million, or 3.3% below that of the same period in the prior year. Decreased net sales and the resulting reduction in gross profit dollars were offset by lower operating expenses. Lower other income (expense) combined with our higher effective income tax rate lead to the reduction in net income during the first half of fiscal 2004 versus the same period last year. The Company's return on net sales of 6.4% in the first fiscal half of 2004 declined slightly as compared to the 6.5% return on sales realized in the first half of fiscal 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     At the end of the second fiscal quarter of 2004, our balance sheet reflected a current ratio of 4.5 to 1 with no debt. Our cash and cash equivalents totaled $79.6 million at May 28, 2004, a decrease of $1.9 million from the total cash and cash equivalents of $81.5 million at the end of the second quarter of fiscal 2003. The Company maintains a $75 million revolving credit facility to fund any seasonal working capital needs. No borrowings under this line of credit were outstanding as of May 28, 2004 or May 30, 2003.

     The Company's seasonal cash flow patterns typically provide cash from operations during the second quarter of the fiscal year. During the first six months of fiscal 2004, the Company generated $3.0 million of cash from operations. This positive cash flow was below the $15.3 million cash flow generated during the first six months of fiscal 2003. The primary reasons for the lower level of cash flow were greater increases in accounts receivable balances and a lower reduction of inventory levels versus the first half of fiscal 2003. Inventory levels at the end of the second quarter of fiscal 2004 increased $4.1 million, or 5.3% from the levels recorded at the end of the prior year's second quarter. Accounts receivable at May 28, 2004 were $9.1 million or 13.0% higher than the amount at the end of last year's second quarter. This increase is primarily attributable to a greater level of sales that occurred in the last month of the second quarter as compared to fiscal 2003. Days sales outstanding, which is a measure of the length of the collection period of accounts receivable, was 41 days and 40 days at the end of the second fiscal quarters of both 2004 and 2003, respectively. Accounts payable at the end of the second quarter of fiscal 2004 increased $8.5 million from the level recorded at the end of the prior year's second quarter. This difference was primarily the result of an increase in inventory in-transit at the end of the second quarter of fiscal 2004. During the first fiscal quarter of 2004, the Company contributed $1.0 million to its defined benefit pension plan. The Company does not intend to make any additional contributions to its defined benefit pension plan this year. Other current assets at May 28, 2004 were $10.7 million or $5.5 million higher than the amount at the end of last year's second quarter. This difference was primarily caused by an increase in prepaid pension expense, largely due to the $8 million of pension contributions that have occurred since the end of last year's second quarter.

     Additions to property and equipment totaled $3.7 million in the first half of 2004, which was greater than the $3.5 million in the first half of 2003. During the first half of fiscal 2004, as compared to the same period last year, the Company increased its spending on information technology and e-commerce and had lower spending on new retail stores, store renovations, and at its distribution centers. Funding of our capital expenditures was provided from internal sources. We expect that all capital purchases during fiscal 2004 will be provided for internally, however if business conditions change and do not allow for internal funding, we will re-evaluate our plans.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first half of fiscal 2004 we returned $26.4 million to shareholders through share repurchases and cash dividends. We spent $21.3 million in the second quarter to repurchase 2,008,900 common shares under our share repurchase program. As of May 28, 2004, 1.4 million shares were remaining on our share repurchase authorization. On June 24, 2004 the Company's Board of Directors increased the authorization under our on-going share repurchase program by 5 million shares. This action had the effect of increasing the shares remaining on our share repurchase authorization to 6.4 million shares. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     At the end of the second quarter of fiscal 2004, there were no borrowings outstanding under the Company's $75 million revolving credit facility. This is consistent with the second quarter of fiscal 2003. We did not utilize any available credit under the revolving credit line during the first six months of fiscal 2004. Borrowings were not required during this time primarily because we entered the year with no outstanding debt and a significant cash and cash equivalents balance. As of May 28, 2004, letters of credit totaling $56.7 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

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

(b) Changes in internal controls.

      None.

PART II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our repurchases of equity securities for the second quarter of fiscal 2004 were as follows:

                                                          Total
                                                          Number Of  Maximum
                                                          Shares     Number
                                                          Purchased  Of Shares
                                                          As Part    That May
                                      Total       Average Of         Yet Be
                                      Number      Price   Publicly   Purchased
                                      Of          Paid    Announced  Under The
                                      Shares      Per     Plans Or   Plans Or
Period                                Purchased   Share   Programs   Programs
--------------------------------------------------------------------------------

February 28,2004 - March 26, 2004            -         -          -  3,403,600

March 27, 2004 - April 30, 2004       1,386,000   $10.62  1,386,000  2,017,600

May 1, 2004 - May 28, 2004              622,900   $10.60    622,900  1,394,700
                                      ---------   ------  ---------  ---------
Total                                 2,008,900   $10.62  2,008,900  1,394,700
                                      =========   ======  =========  =========

In September 2002, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to five million shares of our outstanding common stock. Under the authorization, the Company can repurchase shares in the open market or through privately negotiated transactions. The repurchase program does not have an expiration date. All shares repurchased during the period covered by this report were purchased under a publicly announced plan.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on April 15, 2004. The two directors nominated by management were elected by the vote set forth below:

                                                        Votes
                                            ------------------------------
              Name of Director              For           Withheld
              --------------------------    ------------------------------
              Christine M. Cournoyer        33,503,367    3,246,621
              James F. Orr III              33,587,123    3,162,865

     The Company's other directors, whose term of office continues after the 2004 stockholders' meeting, are as follows:

                           David M. Chamberlain
                           Shira D. Goodman
                           Frank R. Mori
                           Myles J. Slosberg
                           Bruce Van Saun

     The Company's shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as auditors of the Company for the 2004 fiscal year by the vote set forth below:

                        Votes
             -----------------------------------------------
                 For           Against       Abstentions
                 ---           -------        ----------

             36,255,575        463,367         31,046

     The shareholders voted in favor of a proposal requesting that the directors consider and act upon to approve an amendment to The Stride Rite Corporation 2001 Stock Option and Incentive Plan to increase the number of shares of common stock authorized for issuance from 3,000,000 to 6,000,000 by the vote set forth below:

                        Votes
             --------------------------------------------------------------
                                                                Broker
                 For           Against       Abstentions       Non-Vote
                 ---           -------        ----------       --------

             21,107,951      7,961,950       2,019,247        5,660,840

PART II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits. The following exhibits are contained in this report:
                --------

                Exhibit Number       Description
                --------------       -----------

                31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)    Reports on Form 8-K
                -------------------

                On March 25, 2004, the Company filed a current report on Form 8-K (Item 12) with respect to its press release announcing the Company's financial results for the three months ended February 27, 2004.

                On June 22, 2004, the Company filed a current report on Form 8-K (Item 12) with respect to its press release announcing the Company's financial results for the three and six months ended May 28, 2004.

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
                                    THE STRIDE RITE CORPORATION
                                      (Registrant)



Date:  July 8, 2004                 By:  /s/ Frank A. Caruso
                                    --------------------------
                                         Frank A. Caruso
                                         Chief Financial Officer