Form 10-Q
period 2004-08-27
STRIDE RITE CORP
filed 2004-10-07
CIK 94887

1 of 34
                                                                          pages
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended August 27, 2004

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from      to      .

                    Commission File Number: 1-4404

                      THE STRIDE RITE CORPORATION
         (Exact name of registrant as specified in its charter)

            Massachusetts                            04-1399290
     ----------------------------         -------------------------------
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

          Yes(X)          No ( )
                                -
                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 5, 2004, 36,773,352 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                    August 27,                      August 29,
                                       2004         November 28,       2003
                                   (Unaudited)         2003         (Unaudited)
                                 ---------------   -------------- --------------
                                                  (In thousands)
  Assets

  Current Assets:
     Cash and cash
       equivalents                   $84,906         $103,272         $96,195

     Accounts and notes
       receivable, net                69,998           51,058          69,590

     Inventories                      80,604           81,925          68,557

     Deferred income taxes            15,167           14,393          20,222

     Other current assets             10,140           19,452           5,330
                                    --------         --------        --------

     Total current assets            260,815          270,100         259,894

  Property and equipment, net         56,874           60,802          62,552

  Other assets                        12,582           14,315          15,022
                                    --------         --------        --------

     Total assets                   $330,271         $345,217        $337,468
                                    ========         ========        ========

















                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   August 27,                       August 29,
                                      2004        November 28,         2003
                                  (Unaudited)        2003           (Unaudited)
                                 -------------   --------------   -------------
                                     (In thousands, except for share data)
  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                 $17,450         $23,887         $10,132
     Income taxes payable              17,288          16,815          20,458
     Accrued expenses and other
       liabilities                     21,164          23,273          21,869
                                     --------        --------        --------
     Total current liabilities         55,902          63,975          52,459

  Deferred income taxes                   844             381             775
  Pension obligation                   13,145          13,145          11,677

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None               -                -               -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544      14,237          14,237          14,237

     Capital in excess of par
       value                           15,288          16,825          16,803

    Retained earnings                 435,890         415,988         418,914
    Accumulated other
        comprehensive loss             (7,796)         (7,798)         (6,961)
     Less cost of 19,999,131
        shares of common stock
        held in treasury
        (17,607,304 on November
        28, 2003 and 17,547,650
        on August 29, 2003)          (197,239)       (171,536)       (170,436)
                                     ---------       ---------       ---------
     Total stockholders' equity       260,380         267,716         272,557
                                     ---------       ---------       ---------

     Total liabilities and
       stockholders' equity          $330,271        $345,217        $337,468
                                     ========        ========        ========



                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                        THE STRIDE RITE CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the periods ended August 27, 2004 and August 29, 2003

                               Three Months Ended          Nine Months Ended
                               ------------------          -----------------
                                 (In thousands, except for per share data)
                            August 27,    August 29,   August 27,    August 29,
                               2004          2003         2004          2003
                           ------------  ------------ ------------  ------------
Net sales                   $140,382      $139,747     $441,525      $446,355

Cost of sales                 89,197        87,111      273,825       274,700
                           ------------  ------------ ------------  ------------

Gross profit                  51,185        52,636      167,700       171,655

Selling and
  administrative
   expenses                   41,831        42,592      127,760       130,970
                           ------------  ------------ ------------  ------------

Operating income               9,354        10,044       39,940        40,685


Investment income                298           201        1,342         1,807
Interest expense                 (79)          (75)        (235)         (247)
Other expense, net               (85)          (43)        (233)         (207)
                           ------------  ------------ ------------  ------------
                                 134            83          874         1,353
                           ------------  ------------ ------------  ------------

Income before income
   taxes                       9,488        10,127       40,814        42,038

Provision for income
   taxes                       3,269         3,714       15,211        15,585
                           ------------  ------------ ------------  ------------

Net income                    $6,219        $6,413      $25,603       $26,453
                           ============  ============ ============  ============

Net income per common share:
   Diluted                    $  .16      $    .16     $    .65      $    .66
                           ============  ============ ============  ============
   Basic                      $  .17      $    .16     $    .66      $    .67
                           ============  ============ ============  ============

Dividends per common
   share                      $  .05      $    .05     $     .15     $    .15
                           ============  ============ ============  ============

Average common shares
   used in per share
     computations:
   Diluted                    38,159        40,243        39,311       39,992
                           ============  ============ ============  ============
   Basic                      37,467        39,456        38,508       39,415
                           ============  ============ ============  ============






                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                                THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the nine months ended August 27, 2004 and August 29, 2003

                                                        2004             2003
                                                   -------------   -------------
Cash flows from operating activities:                      (In thousands)
   Net income                                         $25,603          $26,453
   Adjustments to reconcile net income to net
     cash provided from operations:
   Depreciation and amortization                        9,477           10,438
   Deferred income taxes                                 (311)             610
   Loss on sale of trading security                         -                6
   Gain related to long-term investments                    -           (1,071)
   Loss on disposals of property and equipment            219              555
   Changes in:
      Accounts and notes receivable                   (18,940)         (21,515)
      Inventories                                       1,321           29,656
      Other current assets                             10,312            9,030
      Other current liabilities                        (7,920)         (15,436)
      Other long-term assets                            1,733           (2,108)
   Contribution to pension plan                        (1,000)          (2,000)
                                                     ----------       ---------
      Net cash provided from operating activities      20,494           34,618
                                                     ----------       ---------

Cash flows from investing activities:
   Additions to property and equipment                 (5,768)          (5,254)
   Distributions from long-term investments                 -            1,071
                                                     ----------       ---------
      Net cash used in investing activities            (5,768)          (4,183)
                                                     ----------       ---------

Cash flows from financing activities:
   Proceeds from sale of stock under stock plans        3,981            2,342
   Cash dividends paid                                 (5,824)          (5,914)
   Repurchase of common stock                         (31,249)          (3,773)
                                                     ----------       ---------
      Net cash used in financing activities           (33,092)          (7,345)
                                                     ----------       ---------

Net (decrease) increase in cash and cash
     equivalents                                      (18,366)          23,090

Cash and cash equivalents at beginning of the
     period                                           103,272           73,105
                                                     ---------        ---------

Cash and cash equivalents at end of the period        $84,906          $96,195
                                                     =========        =========




                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended August 27, 2004 and August 29, 2003 is unaudited, however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended August 27, 2004 and August 29, 2003 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended November 28, 2003 on Form 10-K, which included all information and footnotes necessary for such presentation.

     The Company's preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, sales returns allowances, markdowns (which reduce revenues), inventory and income taxes; assumptions related to the defined benefit pension plan; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ from those estimates.

                           THE STRIDE RITE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - (continued)

Stock Purchase and Option Plans

     At August 27, 2004, the Company had three stock-based compensation plans which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended November 28, 2003 as contained on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table provides the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 148, "Accounting for Stock Based Compensation
- Transition and Disclosure", to stock-based compensation.

                               Three Months Ended          Nine Months Ended

                            August 27,    August 29,    August 27,   August 29,
                               2004          2003          2004         2003
                           ------------  ------------  ------------ ------------
                                 (In thousands, except for per share data)
Net income, as reported        $6,219        $6,413      $25,603      $26,453

Add:  Stock based employee
compensation expense
included in net income,
net of related tax effects
                                    3            21            9           30

Deduct:  Total stock based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects
                                 (492)         (361)      (1,432)      (1,292)
                             ---------     ---------     --------     --------

Pro forma net income           $5,730        $6,073      $24,180      $25,191
                             =========     =========     ========     ========

Earnings per share:
   Basic - as reported        $   .17       $   .16      $   .66       $  .67
                             =========     =========     ========     ========
   Basic - pro forma          $   .15       $   .15      $   .63       $  .64
                             =========     =========     ========     ========

   Diluted - as reported      $   .16       $   .16      $   .65       $  .66
                             =========     =========     ========     ========
   Diluted - pro forma        $   .15       $   .15      $   .62       $  .63
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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                     Three Months Ended      Nine Months Ended

                                    Aug. 27,     Aug. 29,   Aug. 27,    Aug. 29,
                                      2004         2003       2004        2003
                                    ---------   ---------  ---------  ----------
                                     (In thousands, except for per share data)
Net income                            $6,219      $6,413    $25,603     $26,453

Calculation of shares:
Weighted average common shares
  outstanding (basic)                 37,467      39,456     38,508      39,415

Dilutive effect of stock options         692         787        803         577
                                      ------      ------     ------      ------

Weighted average common shares
  outstanding (diluted)               38,159      40,243     39,311      39,992
                                      ======      ======     ======      ======

Net income per common share
(basic)                                 $.17        $.16       $.66        $.67
                                      ======      ======     ======      ======

Net income per common share
(diluted)                               $.16        $.16       $.65        $.66
                                      ======      ======     ======      ======


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                                                 First Nine
                                          Third Quarter             Months
                                        -------------------  ------------------
                                           2004      2003      2004      2003
                                        --------  ---------  --------  --------
                                                    (In thousands)
Options to purchase shares of common
  stock                                   1,130        507     1,043       540

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

Comprehensive income is as follows:

                                    Three Months Ended       Nine Months Ended
                                  ----------------------  ----------------------
                                   Aug. 27,     Aug. 29,   Aug. 27,    Aug, 29,
                                     2004         2003       2004        2003
                                  ----------   ---------- ----------  ----------
                                                  (In thousands)
Net income                         $6,219      $6,413     $25,603       $26,453

Other comprehensive
  income(loss):
Foreign currency translation
  adjustments                         131        (191)          2           285
                                  ----------  ----------  ----------  ----------
Total comprehensive income         $6,350      $6,222     $25,605       $26,738
                                  ==========  ==========  ==========  ==========


Components of accumulated other comprehensive loss consist of the following:

                                   August 27,      November 28,      August 29,
                                      2004             2003             2003
                                 -------------    --------------   -------------
                                                (In thousands)
Foreign currency  translation
   adjustments                        $(215)            $(217)          $(240)
Minimum pension liability
   adjustments, net of taxes         (7,581)           (7,581)         (6,721)
                                   ---------         ---------       ---------
Accumulated other
   comprehensive loss               $(7,796)          $(7,798)        $(6,961)
                                   =========         =========       =========


                           THE STRIDE RITE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Intangible Assets and Goodwill

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
August 27, 2004                                (In thousands)
  Gross carrying amount           $3,067          $2,980           $6,047
  Accumulated amortization       $(2,159)        $(1,290)         $(3,449)
November 28, 2003
  Gross carrying amount           $3,068          $2,980           $6,048
  Accumulated amortization       $(2,160)        $(1,290)         $(3,450)
August 29, 2003
  Gross carrying amount           $3,073          $2,980           $6,053
  Accumulated amortization       $(2,165)        $(1,290)         $(3,455)


Note 5 - Benefit Plans

     During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a Revision of FASB Statement No. 132." This statement revises employers' disclosures about pension plans and other post retirement benefit plans.

     The following table summarizes the components of net periodic benefit cost for the Company:

                                  Three Months Ended        Nine Months Ended
                              ------------------------  -----------------------
                               Aug. 27,      Aug. 29,    Aug. 27,     Aug. 29,
                                 2004          2003        2004         2003
                              -----------  -----------  ----------  -----------
                                               (In thousands)
Service cost                       $431          $303      $1,282        $909
Interest cost                       886           763       2,692       2,289
Expected return on assets          (994)         (704)     (2,989)     (2,112)
Net loss recognized                 428           322       1,156         966
Amortization of prior service
   cost                               7             6          17          18
                              -----------  -----------  ----------  -----------
Net periodic benefit cost          $758          $690      $2,158      $2,070
                              ===========  ===========  ==========  ===========

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

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to management. When used, the words "anticipate", "believe", "expect", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Critical Accounting Estimates
-----------------------------

     The preparation of the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting estimates in the Company's Annual Report on Form 10--K for the fiscal year ended November 28, 2003 for additional information.

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

Results of Operations
---------------------

     The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 2004 as compared to the results for the same periods in fiscal 2003:

Increase (Decrease) Percent vs. 2003 Results:
---------------------------------------------

                                            Third Quarter      Nine Months
                                            -------------      -----------

Net sales                                        0.5%             (1.1)%
Gross profit                                    (2.8)%            (2.3)%
Selling and administrative expenses             (1.8)%            (2.5)%
Operating income                                (6.9)%            (1.8)%
Income before income taxes                      (6.3)%            (2.9)%
Net income                                      (3.0)%            (3.2)%


Operating Ratios as a Percent of Net Sales:

                                         Third Quarter       Nine Months
                                       -----------------  -------------------
                                          2004    2003       2004     2003
                                       --------  -------  --------- ---------

Gross profit                              36.5%     37.7%    38.0%     38.5%
Selling and administrative expenses       29.8%     30.5%    28.9%     29.3%
Operating income                           6.7%      7.2%     9.0%      9.1%
Income before income taxes                 6.8%      7.2%     9.2%      9.4%
Net income                                 4.4%      4.6%     5.8%      5.9%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Net Sales
---------

The third quarter breakdown of net sales is as follows:
                                                                  Percent
                                                                  Change
                                                                 2004 vs.
                                             2004       2003       2003
                                           ---------  ---------  ----------
                                          (In millions, except percentages)
Stride Rite Children's Group - Wholesale    $30.9      $29.4       5.1%
Stride Rite Children's Group - Retail        40.3       38.5       4.5%
                                           ---------  ---------  ----------
Stride Rite Children's Group                 71.2       67.9       4.8%

Keds                                         27.6       30.6     (10.0)%
Tommy Hilfiger Footwear                      25.0       26.5      (5.5)%
Sperry Top-Sider                             11.8       11.4       3.8%
Stride Rite International                     7.7        6.5      17.8%
Elimination of intercompany sales            (2.9)      (3.2)       N/A
                                           ---------  ---------  ----------
Total net sales                            $140.4     $139.7       0.5%
                                           ======     ======     ======

     During the third quarter of fiscal 2004, consolidated net sales increased $0.7 million to $140.4 million, or 0.5% above the sales level achieved in the third quarter of fiscal 2003. Wholesale net revenues decreased 1.3% for the third quarter of 2004, while overall retail sales increased $1.9 million or 4.9% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the third quarter decreased 5.0% when compared with the same period in 2003. The Company's average first quality wholesale selling price increased 1.9% from the third quarter of 2003. In addition, closeout sales decreased 11.4% during the third quarter of fiscal 2004 as compared to the prior year. Royalty revenues at $1.7 million were 24.6% higher in the third quarter of fiscal 2004 versus the same quarter last year.

     Net sales of the Stride Rite Children's Group increased 4.8% for the third quarter of fiscal 2004, compared to the same period of fiscal 2003. Sales of the Children's Group to independent retailers increased 5.1% during the third quarter of 2004 as compared to the same quarter last year. This increase was primarily attributable to increased sales of promotional and closeout products as well as fewer returns and allowances. Increased sales of the Children's Group's company-owned retail stores, which were up 4.5% from the same quarter last year contributed to the overall Stride Rite Children's Group sales improvement. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 1.3% during the third fiscal quarter of 2004. The third quarter company-owned retail store sales were somewhat negatively impacted by the later Labor Day holiday this year. At the end of the third quarter of fiscal 2004, the Stride Rite Children's Group operated 243 stores. This is an increase of 13 stores, or 6% from the end of

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the same period in the prior year. Current plans call for the opening of approximately 17 retail stores and the closing of 4 underperforming locations during the 2004 fiscal year. During the third quarter of 2004 the Company opened 3 new stores and had no store closings.

     Keds sales decreased in the third quarter of fiscal 2004 due primarily to decreased sales of closeouts and promotional products, which is consistent with our strategy to upgrade the brand's positioning. In addition, Grasshopper sales declined. Partially offsetting these declines were increases in sales of the core women's and children's product lines. In particular both the Microstretch(TM) and Microstretch Sport(TM) basic programs continued to be strong performers.

     The decrease in sales of the Tommy Hilfiger Footwear brand in the third quarter of fiscal 2004 was primarily attributable to a decline in the men's first quality business. Offsetting this decline was the introduction of both the "H" Hilfiger and the Tommy Girl lines, as well as an increase in closeout sales.

     The increase in the sales of Sperry Top-Sider products during the third quarter of the 2004 fiscal year was primarily attributable to the strong sales of men's performance boat shoes. Sales declines in basic boat shoes and canvas casual product categories along with a decrease in closeout sales in the third quarter offset a portion of the gain.

     The Stride Rite International division had a 17.8% increase in net sales during the third quarter of fiscal 2004 in comparison to the same period in the prior year. This sales growth was largely the result of the addition of new distributors in Asia and the Middle East as well as continued strong sales of Tommy Hilfiger footwear in Asia and Latin America.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the third quarter of fiscal 2004, the Company's gross profit of $51.2 million decreased $1.5 million or 2.8% below the amount recorded in the third quarter of 2003. The lower level of wholesale sales and increased inventory obsolescence costs contributed to the reduction in gross profit. The gross profit rate in the third quarter of fiscal 2004 decreased 1.2 percentage points to 36.5% as compared to the 37.7% rate achieved in the prior year's third quarter. The reduction in gross profit percentage was primarily attributable to increased discounted product sales, certain higher product costs and greater inventory obsolescence costs. These reductions were partially offset by the higher relative percentage of retail sales, fewer closeout sales and decreased returns and allowances.

Operating Costs
---------------

     During the third quarter of fiscal 2004, selling and administrative expenses were $41.8 million, a decrease of $0.8 million or 1.8% as compared to the third quarter of fiscal 2003. As a percent of sales, operating costs were 29.8% in the third quarter of fiscal 2004 compared to 30.5% in the third quarter of fiscal 2003. This decrease in operating costs as a percentage of net sales resulted from leveraging cost containment with the slight increase in net sales for the 2004 third quarter. Advertising costs were up during the third quarter of fiscal 2004 at 4.5% of net sales versus 4.2% in fiscal 2003. The primary reasons for the third quarter's decrease in operating costs were reductions in bad debt reserves, outbound freight costs, salary related expenses and various other administrative items.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.1 million in both the third quarter of fiscal 2004 and fiscal 2003. Investment income related to the Company's cash equivalents increased $0.1 million in the third fiscal quarter of 2004. Higher average interest rates were sufficient to offset lower average investment balances. Interest expense was flat in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. No short-term borrowings were made during the third quarters of either fiscal year 2004 or 2003.

     The provision for income taxes decreased $0.4 million in the third quarter of fiscal 2004 as compared to the similar period in fiscal 2003. This decrease was primarily due to the lower pre-tax income amount, combined with a lower effective income tax rate. Our effective tax rate was 34.4% in the third quarter of fiscal 2004 as compared to 36.7% in the third quarter of fiscal 2003. The lower tax rate in the third quarter of fiscal 2004 reflects a decrease in certain state tax accruals that were no longer necessary.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the third quarter of fiscal 2004 was $6.2 million, a decrease of $0.2 million, or 3.0% as compared to the same period in the prior year. The drop in gross profit dollars was partially offset by the decrease in operating costs and the lower effective income tax rate and resulted in the decline in the third quarter's net income versus last year. The Company's return on net sales of 4.4% in the third fiscal quarter of 2004 declined versus the 4.6% return on sales recorded for the third fiscal quarter of 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Nine Months of 2004 Compared to the First Nine Months of 2003
-------------------------------------------------------------------

Net Sales
---------

The first nine months breakdown of net sales is as follows:
                                                                     Percent
                                                                     Change
                                                                     2004 vs.
                                               2004        2003        2003
                                             ----------------------------------
                                            (In millions, except percentages)
Stride Rite Children's Group - Wholesale       $76.5       $77.3       (1.1)%
Stride Rite Children's Group - Retail          112.5       103.4         8.8%
                                             -------     -------     -------
Stride Rite Children's Group                   189.0       180.7         4.6%

Keds                                           118.7       136.4      (13.0)%
Tommy Hilfiger Footwear                         73.9        75.4       (1.9)%
Sperry Top-Sider                                46.3        44.3         4.5%
Stride Rite International                       21.4        18.3        17.0%
Elimination of intercompany sales              (7.8)       (8.7)        N/A
                                             -------     -------     ------
Total net sales                              $441.5      $446.4        (1.1)%
                                             ======      ======       =====

     During the first nine months of fiscal 2004, consolidated net sales decreased $4.9 million to $441.5 million, or 1.1% below the sales level recorded in the first nine months of fiscal 2003. Wholesale net revenues decreased 4.2% for the first nine months of 2004, while overall retail sales increased $9.5 million or 9.0% when compared to the same period last year. Unit shipments of current line merchandise for the wholesale brands during the first nine months of 2004 decreased 1.8% when compared to last year's first nine months. The Company's average first quality wholesale selling price declined 1.7% from the first nine months of 2003. In addition, closeout sales decreased 11.8% in the first nine months of fiscal 2004 as compared to the prior year. Royalty revenues at $5.3 million were 12.7% higher in the first nine months of 2004 than in the same period in the prior year.

     Net sales of the Stride Rite Children's Group increased 4.6% for the first nine months of fiscal 2004, compared to the same period of fiscal 2003. Sales to independent retailers decreased 1.1% during the first nine months of 2004 versus the same period last year. The decrease in sales to independent retailers was principally the result of difficulties during the Spring selling season related to the Footstar bankruptcy and weaknesses with the Munchkin and Tommy Hilfiger Kids product lines caused by the loss of business at certain mid-tier accounts. Partially offsetting these declines were increases in closeout sales and promotional products, as well as a reduction in returns and allowances. As compared to the first nine months of last year, the Children's Group has seen a shift in sales of the Tommy Hilfiger Kids products from the department store channel to the mid-tier channel. Offsetting the decrease in the wholesale side of the division, were the increased sales of the Children's Group's company-owned retail stores, which were up 8.8% during the first nine months of fiscal 2004 versus the same period last year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year)

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased 6.4% for the first nine months of fiscal 2004. A major reason for the increase in the comparable store sales results was the addition of a number of newer stores, which have generally recorded better sales performance than many of the more mature stores.

     Keds sales decreased in the first nine months of fiscal 2004 due in part to continued retailer caution in ordering Keds products, based on poor performance at retail in the comparable period of 2003. In addition, lower sales to the promotional channels and less closeouts further reduced the Keds sales volume. Sales of Grasshoppers, which are included in the Keds results, were also down as compared to the same period last year, due principally to the loss of certain key retailers. Partially offsetting the disappointing performance of their seasonal styles, Keds has experienced strong sales with its core styles, specifically the newly introduced Microstretch(TM) products.

     The Tommy Hilfiger footwear sales decreased 1.9% during the first nine months of fiscal 2004 due to continued weakness in the men's product category as well as an increase in women's product returns. Offsetting these decreases were higher sales of the women's product and the sales related to the introduction of both the "H" Hilfiger and the Tommy Girl lines.

     Sales of Sperry Top-Sider products increased 4.5% for the first nine months of fiscal 2004. This increase was primarily the result of strong sales in the men's product lines, particularly in the performance category, as well as increased sales of promotional products. This strong showing was partially offset by weaknesses in the women's line, principally in the canvas category and a reduction in closeout sales. Sales were also adversely affected by the acquisition of Boat U.S. retail operations by West Marine, two key retail accounts for the brand.

     The Stride Rite International division had a 17.0% increase in net sales for the first nine months of 2004, versus the same period in the prior year. The addition of new distributors of the Company's brands in Asia and the Middle East and increased sales of Tommy Hilfiger and Sperry Top-Sider products in Latin America and Asia were the primary reasons for the increase.

Gross Profit
------------

     During the first nine months of fiscal 2004, the Company's gross profit of $167.7 million decreased $4.0 million or 2.3% below the amount recorded during the same period last year. The gross profit rate for the first nine months of fiscal 2004 decreased slightly as compared to the same period last year, 38.0% to 38.5%. The decline in the gross profit percentage versus last year was primarily due to certain product costs, increased inbound freight and inventory obsolescence costs. This was offset somewhat by the gross profit percentage impact of the greater percentage of retail sales. The decrease in the first nine months gross profit was primarily the result of the lower level of wholesale sales during the period and increased inventory and obsolescence costs. The additional gross profit that was generated by the higher levels of retail sales was insufficient to offset the impact from the decline in gross profit resulting from these other factors.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Costs
---------------

     Operating expenses for the first nine months of fiscal 2004 were $127.8 million, a decrease of $3.2 million or 2.5% as compared to the same period in fiscal 2003. As a percent to sales, operating costs were 28.9% in the first nine months of fiscal 2004 versus 29.3% in the first nine months of last year. During the first nine months of fiscal 2004, advertising expenses as a percent of net sales were 4.9% versus 5.0% in the same period last year. Advertising spending decreased as well as salary related and other administrative expenses in the first nine months of fiscal 2004. Somewhat offsetting these decreases were higher retail store expenses due to the increased number of company-owned stores.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.9 million in the first nine months of fiscal 2004 and by $1.4 million in the first nine months of fiscal 2003. Investment income in the first nine months of fiscal 2004 was $0.5 million below the same period of fiscal 2003. Comparisons of investment income to last year are negatively impacted by the receipt in fiscal year 2003 of $0.7 million related to Stride Rite's sale of its interest in a joint venture footwear manufacturing facility. Interest expense in the first nine months of fiscal 2004 was slightly below the level recorded in the prior year. There were no short-term borrowings during the first nine months of both fiscal 2004 and 2003.

     The provision for income taxes decreased $0.4 million in the first nine months of fiscal 2004 as compared to the same period in fiscal 2003. This decrease was primarily due to the lower pre-tax income amount offset slightly by the higher effective income tax rate. During the first nine months of fiscal 2004, the effective tax rate was 37.3% as compared to the 37.1% rate during last year's first nine months. The higher tax rate during the first nine months of fiscal 2004 is the result of fewer tax saving items this year as compared to fiscal 2003.

Net Income
----------

     Net income for the first nine months of fiscal 2004 was $25.6 million, a decrease of $0.9 million, or 3.2% below that of the same period in the prior year. Decreased net sales and the resulting reduction in gross profit dollars were offset by lower operating expenses. However, lower other income (expense) combined with our slightly higher effective income tax rate led to the reduction in net income during the first nine months of fiscal 2004 versus the same period last year. The Company's return on net sales of 5.8% in the first nine months of 2004 declined slightly as compared to the 5.9% return on net sales realized in the first nine months of fiscal 2003.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     At the end of the third fiscal quarter of 2004, our balance sheet reflected a current ratio of 4.7 to 1 with no debt. Our cash and cash equivalents totaled $84.9 million at August 27, 2004, a decrease of $11.3 million from the total cash and cash equivalents of $96.2 million at the end of the third quarter of fiscal 2003. The Company maintains a $75 million revolving credit facility to fund any seasonal working capital needs. No borrowings under this line of credit were outstanding as of August 27, 2004 or August 29, 2003.

     The Company's seasonal cash flow patterns typically provide cash from operations during the third quarter of the fiscal year. During the first nine months of fiscal 2004, the Company generated $20.5 million of cash from operations. This positive cash flow was below the $34.6 million cash flow generated during the first nine months of fiscal 2003. The primary reasons for the lower level of cash flow were lower reductions of current liability balances and inventory levels this year versus the first nine months of fiscal 2003. Inventory levels at the end of the third quarter of fiscal 2004 increased $12.0 million, or 17.6% from the levels recorded at the end of the prior year's third quarter. This increase was primarily attributable to the timing of product receipts and the increase in the number of retail stores from the third quarter of 2003. Accounts receivable at August 27, 2004 were $0.4 million or 0.6% higher than the amount at the end of last year's third quarter. Days sales outstanding, which is a measure of the length of the collection period of accounts receivable, was 43 days and 42 days at the end of the third fiscal quarters of both 2004 and 2003, respectively. Accounts payable at the end of the third quarter of fiscal 2004 increased $7.3 million from the level recorded at the end of the prior year's third quarter. This difference was primarily the result of an increase in inventory in-transit at the end of the third quarter of fiscal 2004. During the first fiscal quarter of 2004, the Company contributed $1.0 million to its defined benefit pension plan. The Company does not intend to make any additional contributions to its defined benefit pension plan this year. Other current assets at August 27, 2004 were $10.1 million or $4.8 million higher than the amount at the end of last year's third quarter. This difference was primarily caused by an increase in prepaid pension expense, largely due to the $6.0 million of pension contributions that have occurred since the end of last year's third quarter.

     Additions to property and equipment totaled $5.8 million in the first nine months of 2004, which was greater than the $5.3 million in the first nine months of 2003. During the first nine months of fiscal 2004, as compared to the same period last year, the Company increased its spending on information technology, e-commerce and new retail stores with lower spending on store renovations and at its distribution centers. Funding of our capital expenditures was provided from internal sources. We expect that all capital purchases during fiscal 2004 will be provided for internally, however if business conditions change and do not allow for internal funding, we will re-evaluate our plans.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first nine months of fiscal 2004 we returned $37.1 million to shareholders through share repurchases and cash dividends. We spent $8.8 million in the third quarter to repurchase 847,300 common shares under our share repurchase program. As of August 27, 2004, 5.5 million shares were remaining on our share repurchase authorization. On June 24, 2004 the Company's Board of Directors increased the authorization under our on-going share repurchase program by 5 million shares. Under the terms of our credit agreement, as amended on July 13, 2004, we are not allowed to make distributions to stockholders in excess of $50 million during fiscal year 2004. The previous limit on distribution to stockholders during the 2004 fiscal year was $40 million. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     At the end of the third quarter of fiscal 2004, there were no borrowings outstanding under the Company's $75.0 million revolving credit facility. This is consistent with the third quarter of fiscal 2003. We did not utilize any available credit under the revolving credit line during the first nine months of fiscal 2004. Borrowings were not required during this time primarily because we entered the year with no outstanding debt and a significant cash and cash equivalents balance. As of August 27 2004, letters of credit totaling $25.1 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

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

      None.

PART II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our repurchases of equity securities for the third quarter of fiscal 2004 were as follows:

                                                          Total
                                                          Number Of  Maximum
                                                          Shares     Number
                                                          Purchased  Of Shares
                                                          As Part    That May
                                      Total       Average Of         Yet Be
                                      Number      Price   Publicly   Purchased
                                      Of          Paid    Announced  Under The
                                      Shares      Per     Plans Or   Plans Or
Period                                Purchased   Share   Programs   Programs
---------------------------------------------------------------------------------
May 29, 2004 - June 25, 2004                  -        -          -  6,394,700

June 26, 2004 - July 30, 2004           490,200   $10.55    490,200  5,904,500

July 31, 2004 - August 27, 2004         357,100   $10.14    357,100  5,547,400
                                      ---------   ------  ---------  ---------

Total                                   847,300   $10.38    847,300  5,547,400
                                      =========   ======  =========  =========

     In September 2002, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to five million shares of our outstanding common stock. In June 2004, the Board of Directors increased the authorization under the existing stock repurchase program by 5 million shares. Under the authorization, the Company can repurchase shares in the open market or through privately negotiated transactions. The repurchase program does not have an expiration date. All shares repurchased during the period covered by this report were purchased under a publicly announced plan.

PART II - OTHER INFORMATION

                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS


         (a)    Exhibits. The following exhibits are contained in this report:
                ---------

                Exhibit Number       Description
                --------------       -----------
                10.1                 Second Amendment to Revolving Credit
                                     Agreement between the Registrant and Fleet
                                     National Bank, Bank of America National
                                     Association, The Bank of New York and
                                     SunTrust Bank dated as of July 13, 2004.

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



Date:  October 7, 2004              By:   /s/ Frank A. Caruso
                                    ---------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer