Form 10-K
period 2004-12-03
STRIDE RITE CORP
filed 2005-02-16
CIK 94887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 3, 2004

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

As of May 28, 2004, the aggregate market value of the 37,447,567 shares of common stock held by non-affiliates of the Registrant was $395,071,832 based upon the closing price of $10.55 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of February 8, 2005, there were 36,155,267 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on April 14, 2005 is incorporated by reference in Part III, Items 10, 11,12, 13 and 14.

PART I

Item 1.    Business.

General

The Stride Rite Corporation, a Massachusetts corporation founded in 1919, is a leading designer and marketer of high quality children’s footwear in the United States and is a major designer and marketer of athletic and casual footwear for children and adults. The business was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of well known American brands addressing different market segments within the footwear industry. In addition to the Stride Rite® brand, we design and market footwear under the following owned or licensed brands: Keds®, PRO-Keds®, Grasshoppers®, Sperry Top-Sider®, Sperry®, Munchkin®, Tommy Hilfiger®, Baby Smart™ and Børn®.

We are predominantly a wholesaler of footwear, selling our products nationally in a wide variety of retail formats including department stores, independent shoe stores, value retailers, catalog retailers, e-commerce sites, mass retailers and specialty stores. We market products in countries outside the United States and Canada through independent distributors and licensees. We import substantially all of our products from independent resources in China, which manufacture footwear according to each brand’s specifications and quality standards.

We also market our products directly to consumers by selling children’s footwear through our Stride Rite children’s shoe stores, for all our brands through our “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” outlet stores which are located in selected factory outlet centers and through our e-commerce sites.

Unless the context otherwise requires, all references to “we”, “us”, “our”, the “Company”, “Stride Rite” or “The Stride Rite Corporation” in this report refer to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on our Internet website, www.strideritecorp.com.

Products

Our wholly-owned subsidiary, Stride Rite Children’s Group, Inc., designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals, athletic shoes and sneakers, in traditional and contemporary styles. Those products are marketed under the Stride Rite®, Munchkin®, Sperry®, Sperry Top-Sider® and Tommy Hilfiger® trademarks in medium to high price ranges and under our Baby Smart™ trademark in medium to lower price ranges.

The Keds Corporation designs and markets sneakers and casual footwear for adults and children under the Keds® trademark and casual footwear for women under the Grasshoppers® label.

Sperry Top-Sider, Inc. designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under our Sperry Top-Sider®, Sperry® and Mainsail® trademarks. Products sold under the Sperry Top-Sider® label also include sneakers and sandals for men and women.

Tommy Hilfiger Footwear, Inc. designs and markets dress casual, sport casual and athletic footwear for adults using the Tommy Hilfiger®, Tommy Girl ® and H Hilfiger ® brand names under a license agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003, the design and marketing of the PRO-Keds® product line was transferred to the Tommy Hilfiger footwear unit. Subsequently, during fiscal 2004, the Company entered into a licensing agreement with an independent third party for the distribution of footwear under the PRO-Keds brand. This agreement expires in November 2007.

Sales and Distribution

We sell our products nationwide to customers operating retail outlets, including premier department stores, value retailers and specialty stores, as well as to Stride Rite children’s shoe stores and other shoe stores operated by independent retailers. We maintain an in-stock inventory of certain styles of our various branded footwear in a wide range of sizes and widths for shipment to our wholesale customers. In addition, we sell footwear products to consumers through Stride Rite-owned stores, including children’s shoe stores, manufacturers’ outlet stores, Keds retail stores, and through the children’s leased footwear departments in selected Macy’s department stores. We also sell products directly to consumers through our e-commerce sites, www.striderite.com, www.keds.com, www.grasshoppers.com and www.sperrytopsider.com. Additionally, we have agreements with various licensed and trade partners to sell our products. The Spring selling season which corresponds with our first and second quarters is our most important sales period. Our largest single customer in each year accounted for approximately 5%, 6% and 7% of consolidated net sales for the fiscal years ended 2004, 2003 and 2002, respectively. Information about geographic and segment operations appears in Note 14 to the consolidated financial statements.

We provide assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children’s shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by us to an independent dealer. There are approximately three independent dealers who currently sublease store locations from us.

We own two distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space and the other in Huntington, Indiana with 409,000 square feet of space. Our Canadian subsidiary, Stride Rite Canada Limited, leases 29,000 square feet of warehouse and office space in Mississauga, Ontario.

Generally, we use independent distributors and licensees to market our various product lines outside of the United States and Canada. International revenues, including sales of our Canadian subsidiary, represented approximately 5%, 4% and 5% of consolidated net sales for the fiscal years ended 2004, 2003 and 2002, respectively.

We are also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. A total of six stores are currently operating in El Salvador, Guatemala, Haiti, Honduras and Kuwait pursuant to such agreements. We also distribute all of our brands and products in Canada through our Canadian subsidiary.

International Sourcing

We purchase substantially all of our products from sources in China. We currently maintain a staff of approximately 94 professional and technical personnel in China to supervise a substantial portion of our canvas and leather footwear production. During fiscal year 2004, our Taiwan office was closed and their functions moved to China. We anticipate that overseas resources will continue to be utilized in the future. In addition, we use the services of buying agents to source merchandise.

Approximately 99% of our footwear products are manufactured by independently owned footwear manufacturers in China. Historically, China’s political and economic environment has not had a material adverse effect on our financial condition or results of operations. We cannot predict, however, the effect that future changes in economic or political conditions in China and the United States could have on the economics of doing business with our Chinese manufacturers.

Retail Operations

As of December 3, 2004, we operated 178 Stride Rite children’s shoe stores, 64 manufacturers’ outlet stores under the names “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” which sell in-line products, closeouts and prior season goods for all of our owned and licensed brands, 7 leased children’s shoe departments in leading department stores, 2 “Shoe Buzz” stores (a new retail concept that carries a wide assortment of national brands for infants and children up to age 10), and 4 Keds retail stores which sell a full range of Keds products and certain other Company products. The Stride Rite children’s shoe stores carry a significant portion of the lines for our Stride Rite® and Sperry Top-Sider® children’s footwear and a portion of the Keds® children’s product line and the Tommy Hilfiger® boys’ and girls’ lines. Our stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of our manufacturers’ outlet stores are located in shopping centers consisting only of outlet stores. The product and merchandising formats of the Stride Rite children’s shoe stores are utilized in the 7 leased children’s shoe departments that we operate in selected Macy’s department stores.

During fiscal 2004, we opened 10 Stride Rite children’s shoe stores, 5 manufacturers’ outlet stores, 7 leased children’s shoe departments and 2 Shoe Buzz stores. During fiscal 2004, we closed 5 children’s shoe stores and 1 Keds retail store. We currently plan to open approximately 20 retail stores in fiscal 2005. We will also continue our efforts to close underperforming retail locations in fiscal 2005, and expect to cease operations of approximately 5 stores during the year.

Sales through our retail operations accounted for approximately 28%, 25% and 24% of consolidated net sales for the fiscal years ended 2004, 2003 and 2002, respectively.

Apparel and Accessory Licensing Activities

License royalties accounted for approximately 1% of our consolidated net sales in each of the three most recent fiscal years ended in 2004. We have license agreements with a number of third parties pursuant to which apparel and accessories are designed, manufactured and sold under the Keds®, Stride Rite ® and Sperry Top-Sider® trademarks and footwear through the Champion® trademark. We continue to pursue new license opportunities.

Backlog

As of December 3, 2004 and November 28, 2003, we had a backlog of orders amounting to approximately $125,800,000 and $127,300,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for our Spring footwear styles. Substantially all of these orders are delivered or canceled during the first two quarters of the next fiscal year.

In all of our wholesale businesses, reorders from retail customers are an important source of revenue to supplement the orders taken in advance of the season. Over the years, the importance of reorder activity to a season’s success has grown as customers, especially larger retailers, have placed increased reliance on orders during the season which are transmitted via electronic data interchange (EDI) programs. Due to the shift from year-to-year, between future orders and reorders, backlog does not necessarily translate directly into sales trends.

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

Management believes that the creation of attractive styles, in multiple widths, together with specialized engineering for fit, durability, comfort, quality and high service standards including open stock positions are significant factors in competing successfully in the marketing of all types of footwear. Management believes that we are competitive in all such respects.

In operating our own retail outlets, we compete in the children’s retail shoe industry with numerous businesses, ranging from large retail chains to single store operators.

Employees

As of December 3, 2004, we employed approximately 2,500 full-time and part-time employees. One collective bargaining unit represents a small number of these employees. Management believes that its relations with employees are good.

Environmental Matters

Compliance with federal, state, local and foreign regulations with respect to the environment has had, and is expected to have, no material effect on our capital expenditures, earnings or competitive position.

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

Certain Risk Factors Which May Affect Future Operating Results

This form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “plan”, “estimate”, “project”, “should”, “will be” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer spending may be influenced by consumers’ disposable income, which may fluctuate upon a number of factors, including general economic conditions, consumer confidence and business conditions. Moreover, consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. Moreover, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products. The impact that e-commerce will have on the retail industry in the future is uncertain and may adversely affect our business. Additionally, the strength or weakness of the overall economy as well as severe weather conditions can have a substantial effect on our business.

Stride Rite-owned retail stores are increasingly significant to our business, especially with respect to the Stride Rite brand. We are currently evaluating the operating strategies of Keds retail stores in four locations and Shoe Buzz retail stores in two locations. In the future, we may also evaluate new retail concepts to market the other footwear brands owned by us. The management of our Stride Rite Children’s Group does extensive research on potential sites for new stores, including demographic studies and an evaluation of the impact that potential locations would have on the results of our existing Stride Rite-owned stores and our network of locations operated by independent licensed dealers. Despite this careful evaluation, new Stride Rite stores may not meet sales expectations and new retail concepts may not achieve the expected financial results. The opening of new stores may also be delayed for a variety of reasons. During fiscal 2005, we plan to open approximately 20 retail stores.

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

Retention of Major Brand License

We have derived significant revenues and earnings in the past from our exclusive licensing agreement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. Our Tommy Hilfiger license was amended and renewed for a term expiring March 31, 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. Although we currently are exceeding these minimum sales levels, there can be no assurance that we will in the future. We believe we enjoy a good relationship with Tommy Hilfiger Licensing, Inc. and it is our intention to continue this license. The loss of the Tommy Hilfiger license would have a material adverse effect on our business.

Overseas Production and Raw Material Procurement

We purchase substantially all of our product lines and raw materials overseas and expect to do so for the foreseeable future. Our international sourcing subjects us to the risks of doing business abroad. Such risks include expropriation, acts of war or terrorism, political disturbances, strikes or other labor disputes, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas, West Coast port strikes, port congestion, port capacity, strikes, delays, availability of ships, availability of containers, truck availability, rail availability and other trading restrictions, as well as fluctuations in currency values. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our products. While we believe our relationships with such third-party manufacturing facilities are strong, if trade relations between the United States and China or other countries in which we manufacture our products deteriorate or are threatened by instability, our business may be adversely affected. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Due to the substantial quantity of footwear manufactured in China and its importance to the footwear industry, a major disruption would make it difficult to find capacity elsewhere in the short-term that could accommodate the overall industry-wide demand. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance.

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

Item 2.    Properties.

We own an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space and a distribution center located in Huntington, Indiana with 409,000 square feet of space. Our Canadian subsidiary leases 29,000 square feet for administrative offices and warehousing in Mississauga, Ontario.

We lease approximately 163,000 square feet for our headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. We also lease 24,000 square feet of space in Richmond, Indiana for our customer service, order processing, consumer services and tele-sales functions, and 25,000 square feet of space for our offices in China. In addition, we lease smaller facilities for local sales offices and showrooms in various locations in the United States. During fiscal 2004, the Taiwan office closed and their functions moved to China.

As of December 3, 2004, we operated 255 retail stores throughout the country on leased premises that, in the aggregate, covered approximately 422,000 square feet of space. In addition, we are the lessee of three retail locations with a total of approximately 4,000 square feet that are subleased to independent Stride Rite dealers and other tenants.

For further information concerning our lease obligations, see Note 8 to our consolidated financial statements, which are contained in Item 8 to this report. Management believes that all of our properties and facilities are suitable, adequate and fulfill their intended purposes, including our current productive capacity requirements.

Item 3.    Legal Proceedings.

We are involved in legal proceedings and litigation arising in the normal course of business. Management does not believe the ultimate resolution of any legal proceeding or litigation will have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “SRR”. The following table sets forth the high and low closing sales prices on the New York Stock Exchange – Composite Tape. As of February 3, 2005, we had approximately 3,500 stockholders of record. We have paid a quarterly dividend of $.05 per share of common stock during our two most recent fiscal years. We expect to continue to pay this quarterly dividend in the future. There are generally no restrictions on our ability to continue to pay this quarterly dividend, except that our revolving credit agreement contains a debt covenant limiting distributions to $40 million in a fiscal year. We do not, however, believe that this restriction will impact our ability to continue to make dividend payments.

COMMON STOCK PRICES

	2004		2003
Fiscal Quarter	High	Low	High	Low
1st	$11.95	$10.81	$8.45	$7.17
2nd	$12.10	$9.99	$9.05	$7.50
3rd	$11.12	$9.77	$10.91	$9.03
4th	$11.30	$9.74	$12.31	$10.00

Our repurchases of equity securities for the fourth quarter of fiscal 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 28, 2004 – September 24, 2004	4,300	$10.01	4,300	5,543,100
September 25, 2004 – October 29, 2004	671,706	$10.21	671,706	4,871,394
October 30, 2004 – December 3, 2004	376,600	$10.83	376,600	4,494,794

Total	1,052,606	$10.43	1,052,606	4,494,794

In September 2002, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to five million shares of our outstanding common stock. In June 2004, the Board of Directors increased the authorization under the existing stock repurchase program by five million shares. Under the authorization, the Company can repurchase shares in the open market or through privately negotiated transactions. The repurchase program does not have an expiration date. All shares repurchased during the period covered by this report were purchased under a publicly announced plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 3, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of Stride Rite are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,336,820	(1)	$8.27	(2)	3,800,007	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	4,336,820		$8.27		3,800,007

(1)	Column (a) includes the options and phantom stock granted under The Stride Rite Corporation 1975 Executive Incentive Stock Plan (the “1975 Plan”), The Stride Rite Corporation 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”), The Stride Rite Corporation 1995 Long-Term Growth Incentive Plan (the “1995 Plan”), The Stride Rite Corporation 1998 Long-Term Growth Incentive Plan (the “1998 Plan”), The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan (the “1998-D Plan”) and The Stride Rite Corporation 2001 Stock Option and Incentive Plan (the “2001 Plan”). Column (a) does not include outstanding options under The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which has a stockholder approved reserve of 6,140,000 shares. Under the ESPP, each eligible employee may purchase a limited number of Stride Rite common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the fair market value of Stride Rite’s common stock as of either the beginning or ending date of the semi-annual purchase period.
(2)	Column (b) does not include information regarding weighted average exercise price of outstanding options under the ESPP because they are not determinable or phantom shares under the 1998-D Plan as they do not have an exercise price.
(3)	Column (c) includes 382,683 shares available for future issuance under the ESPP, 235,745 shares available for future issuance under the 1998-D Plan and 3,181,579 shares available for future issuance under the 2001 Plan. The Company is no longer permitted to grant options under its 1975 Plan, 1994 Plan, 1995 Plan and 1998 Plan.

Item 6.    Selected Financial Data.

The selected financial data for Stride Rite, for the last five fiscal years set forth below, should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the notes thereto and the other information contained elsewhere in this report.

	2004	2003	2002	2001(2)	2000(3)
OPERATING RESULTS(1)

Net sales	$558,324	$550,124	$532,400	$529,147	$548,334
Net income	25,654	25,488	24,117	18,997	25,193
Dividends on common shares	7,495	7,868	8,209	8,358	8,530
Diluted average common shares	38,753	40,063	41,713	42,114	43,154
Per common share:
Net income per diluted common share	.66	.64	.58	.45	.58
Cash dividends	.20	.20	.20	.20	.20

FINANCIAL POSITION(1)

Working capital	197,440	206,125	184,044	182,181	167,060
Total assets	321,296	345,217	335,317	361,820	359,339
Stockholders’ equity	246,862	267,716	253,041	262,239	249,592
Book value per common share	6.87	6.81	6.42	6.26	6.00

STATISTICS(1)

Return on weighted average equity	9.8%	9.6%	9.0%	7.3%	10.0%
Return on net sales	4.6%	4.6%	4.5%	3.6%	4.6%
Common shares outstanding at end of year	35,907	39,339	39,442	41,859	41,591
Number of employees at end of year	2,500	2,400	2,300	2,400	2,200
Number of stockholders	3,500	3,700	3,800	4,000	4,200

1.	Financial data is in thousands, except for per share information. Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2004 presentation.
2.	2001 amounts include restructuring charges of $3,059,000 ($2,168,000 net of income taxes or $.05 per share).
3.	2000 amounts include income of $396,000 related to the reversal of prior year accruals for restructuring charges ($249,000 net of income taxes or less than $.01 per share).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discusses The Stride Rite Corporation’s results of operations and liquidity and capital resources. The discussion including known trends and uncertainties identified by management should be read in conjunction with the consolidated financial statements and related notes. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “plan”, “estimate”, “project”, “should”, “will be” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Overview

The Stride Rite Corporation (NYSE: SRR) is a leading designer and marketer of high quality athletic and casual footwear for children and adults in the United States. The Company was founded in 1919 on the strength of the Stride Rite children’s brand, but has since expanded to a portfolio of well known American brands that serve different market segments within the footwear industry.

The Company is primarily a wholesaler of footwear, selling its products nationally in a variety of retail formats. In addition the Company also markets its products directly to consumers by selling children’s footwear through its Stride Rite children’s shoe stores and all of its brands through its outlet stores.

The Company has developed a long-term strategy, which is to be a premier lifestyle company. We believe that as a unique collection of well-known and loved brands, we are positioned to grow within our current sales channels as well as developing sales opportunities in new channels. We are continually working to expand new product offerings within footwear and beyond footwear through licensing. If successfully executed, this should lead to sustainable long-term growth for the Company. Within this overarching strategy, each of our principal brands has integrated strategic operating plans and initiatives.

Stride Rite Children’s Group is a fully integrated concept that faces several strategic challenges to its business including competition from lower priced products, customers cross-shopping various retail formats and a decline in the number of small independent shoe retailers. Stride Rite Children’s Group made progress in executing their strategy to increase their market share of the premium non-athletic footwear market segments in fiscal year 2004 by increasing Company-owned retail stores while optimizing wholesale distribution channels. Strategic initiatives for fiscal year 2005 will be focusing on the continued improvement of our position in the marketplace and to enhance our presence on the selling floor. We also plan to introduce easy to understand, child friendly product concepts in key categories. Current plans call for the opening of approximately 20 new retail stores during the fiscal year.

Keds has been repositioned in 2004 to focus on its core products and athletic heritage. Keds has a number of strategic initiatives planned for 2005 encompassing brand positioning, consumer demand creation, product strategy, and marketplace management. The Keds strategy relies on building an aspirational brand position. To personify the aspirational attributes of the brand Keds has signed an endorsement contract with the actress Mischa Barton. Keds is re-emphasizing the updated core product platforms by segregating product lines by channel of distribution to meet various consumer needs.

Sperry Top-Sider is continuing to successfully implement its core brand strategy to develop and market year-round footwear for consumers with great affinity for the water. Sperry intends to build upon their boat shoe product strategy to maintain the brands position as a leading brand of performance boat shoes for men and women and also to influence and broaden the appeal of its casual shoe product offerings. Sperry also plans to increase its share of the women’s market. Additionally Sperry intends to design and develop innovative performance product for the outdoor and marine channels capitalizing on the brand’s heritage and authenticity.

Tommy Hilfiger Footwear had a challenging fiscal year 2004, due to weakness in the men’s product. In fiscal 2004 we launched new footwear lines; a junior line under the Tommy Girl name and in conjunction with the introduction of the H apparel line, a collection of complimentary footwear styles. The Flag products have been repositioned to target the 25 – 45 year old consumer. In the men’s product line we intend to develop core products in key athletic and dress – casual categories, which should improve sales. During fiscal year 2004, we licensed the PRO-Keds brand to an independent third party. We expect that these products will begin to ship in the Spring selling season. In conjunction with a change in strategy of the Tommy USA Apparel Brand, we will be transitioning the Tommy “H” Hilfiger product line out of department stores in fiscal 2005.

The Company’s International Division currently sells its brands in numerous countries around the world, predominantly through distributor and licensing arrangements. In fiscal year 2005, we intend to add several new distributors in key countries. Due to the abolishment of the quota system on China made goods, an area of primary focus will be Western Europe.

For 2005, the Company based its projections on the continued positive momentum of the Stride Rite Children’s and Sperry Top-Sider brands, in conjunction with the stabilization of the Keds and Tommy Hilfiger footwear business. Our International performance is expected to remain on trend. The results of these projections, which may be affected by future performance, are all subject to changes in fashion trends, economic conditions and other risks and uncertainties, which are more fully described elsewhere in this document.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Revenue Recognition

Revenues consist of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Royalty income, which accounted for approximately $7.9 million, $6.4 million and $6.2 million in fiscal years 2004, 2003 and 2002, respectively, is recognized when earned. We permit merchandise returns from our customers under certain circumstances and engage in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. Allowances for markdowns and product returns are estimated and recorded at the time revenue is recognized. The buy-down programs are accounted for as a reduction in revenues. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Our procedure for estimating product returns and markdown allowances is based upon our historical experience, product sell-through performance by product and by customer, current and historical trends in the footwear industry and changes in demand for our products. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, visibility into our customers’ inventory levels and ongoing communication with our customers, we believe we are able to identify and reflect in our financial statements in a timely manner variances from previously established estimates.

Reserve for Uncollectable Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. These evaluations, which are performed by our corporate credit department, include, but are not limited to, analyzing our customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history. We predominantly sell our products to large retailers. Historically, we have not experienced significant losses related to trade receivables. However, there is a risk that some of these retail customers could experience financial difficulties, particularly in a weak economy, that may cause them to extend payment times or to default on their obligations to us. If actual losses differ from estimated losses there will be an effect on net income and liquidity. We believe we have sufficient financial resources and proper tools to mitigate the effect that a large default would have on our ability to continue to operate our business; however, if a large customer were to default on its financial obligation to us, we could experience a decrease in liquidity. In addition to the impact on liquidity, we could also experience a decrease in future revenues and operating margins related to this loss of business.

Inventory Reserves

The fashion oriented nature of our business, along with the potential for changes in customer preferences and the extended product development lead times, leave us vulnerable to the risk of inventory obsolescence both at our own stores and within our wholesale inventories. We are also exposed to the risk of inventory markdowns for excess or obsolete products, both at Stride Rite-owned retail stores and from independent retailers. We make ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. We have continually managed these risks in the past and believe we can successfully manage them in the future. However, our revenues and operating margins may suffer if we are unable to effectively manage these risks.

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

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan. Major assumptions used in the accounting for this employee benefit plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in the consolidated financial statements.

In fiscal 2004, the discount rate was lowered to 5.75% to better reflect current market conditions. The expected return on plan assets will remain at 8.5% in fiscal 2005, reflecting current economic conditions. Pension expense in 2005 is expected to increase approximately $0.6 million. See Note 9 to the consolidated financial statements for further discussion.

Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine if a valuation allowance is necessary. A valuation allowance has not been assigned to our deferred tax assets since we believe it is more likely than not that we will fully realize the benefits of such tax assets. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to a future valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances known at that time, while the actual effective tax rate is calculated at year-end. This estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the period in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate. The preparation of federal and state tax returns requires interpretations, judgments and estimates which are subject to the review and audit of taxing authorities. We believe that the results of audits will not materially affect earnings.

Contingencies

The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003, we renewed the agreement for an additional term, which will expire in March 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. We believe that no provision is currently required for costs related to the potential loss of this license. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected.

Results of Operations

(53 weeks in 2004 and 52 weeks in 2003 and 2002)

	Percent Change
Increase	2004 vs. 2003	2003 vs. 2002
Net sales	1.5%	3.3%
Gross profit	1.5%	7.7%
Selling and administrative expenses	0.8%	7.2%
Operating income	4.6%	10.1%
Income before income taxes	1.7%	13.6%
Net income	0.7%	5.7%

	Percent to Net Sales
	2004	2003	2002
Gross profit	38.1%	38.1%	36.5%
Selling and administrative expenses	30.8%	31.1%	29.9%
Operating income	7.2%	7.0%	6.6%
Income before income taxes	7.3%	7.3%	6.7%
Net income	4.6%	4.6%	4.5%

Fiscal 2004 Compared to Fiscal 2003

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2004	2003(1)	Percent Change 2004 vs. 2003
Stride Rite Children’s Group – Wholesale	$96.5	$96.3	0.2%
Stride Rite Children’s Group – Retail	157.2	139.8	12.5%

Stride Rite Children’s Group	253.7	236.1	7.4%
Keds	136.3	153.3	(11.1)%
Tommy Hilfiger Footwear	92.3	94.9	(2.7)%
Sperry Top-Sider	58.9	53.3	10.5%
Stride Rite International	27.1	23.3	16.3%
Elimination of intercompany sales	(10.0)	(10.8)	n/a

Total net sales	$558.3	$550.1	1.5%

(1)	Fiscal year 2003 restated for the transfer of Tommy Hilfiger Kids sales from Tommy Hilfiger to Stride Rite Children’s Group.

The 2004 fiscal year contained 53 weeks compared to 52 weeks in fiscal 2003.

The overall retail climate was challenging and inconsistent in 2004. In addition, concerns around higher oil prices and global unrest weighed on the consumer, particularly as it affected soft goods sales. Our 2004 financial results reflect this difficult business climate. More specifically, fashion trends continued not to favor canvas and leather sneaker styles, which also weakened our sales results, particularly in our Keds and Tommy Hilfiger brands.

During fiscal 2004, consolidated net sales increased $8.2 million to $558.3 million, or 1.5% above the sales level achieved in fiscal 2003. Revenues related to the Company’s wholesale brands decreased $9.9 million while overall retail sales increased $18.1 million or 12.7% when compared to fiscal 2003. Unit shipments of current line merchandise during fiscal 2004 for the Company’s wholesale brands were 2.4% below the prior year. The average first quality wholesale selling price remained flat with fiscal 2003.

First quality wholesale gross sales decreased by $12.7 million, or 3.7% below the wholesale gross sales level achieved in fiscal 2003. In addition, closeout sales decreased $4.9 million from the comparable period in 2003. Offsetting these decreases was a $2.1 million increase in the sale of promotional products, a $1.5 million increase in royalties and a $3.3 million decrease in returns and allowances compared to the 2003 fiscal year. The decrease in returns and allowances was a result of fewer product conversions and better product performance with our retailers. This net decrease from wholesale net sales was offset by the strong retail store sales comparisons to last year which resulted in an overall increase of $8.2 million in consolidated net sales. The increase in royalty income was primarily the result of the Champion footwear license.

The overall increase in net sales of the Stride Rite Children’s Group was primarily attributable to increased sales from Children’s Group company-owned retail stores, which were up 12.5% from the comparable period last year. In fiscal 2004, sales to independent retailers remained flat when compared to last year. During the fourth quarter of 2004 wholesale sales increased 5% with the increase primarily attributable to increased sales of promotional and closeout products as well as fewer returns and allowances. Stride Rite Children’s Group’s wholesale sales have increased over the comparable prior periods during the last three quarters of fiscal 2004. We expect that the Stride Rite Children’s Group wholesale sales will continue this positive trend in 2005. Sales at comparable Children’s Group retail stores (stores open for 52 weeks in each fiscal year) increased 6.9% in fiscal 2004. Both newer and older stores were responsible for the strong comparable store sales results. At the end of fiscal 2004, the Stride Rite Children’s Group operated 251 stores. This is a net increase of 19 stores, or 8.2% from the end of fiscal 2003. In fiscal 2004, ten children’s shoe stores, five outlet stores, seven leased children’s shoe departments and two Shoe Buzz stores were opened and five children’s shoe stores were closed. Current plans call for the opening of approximately 20 retail stores and the closing of approximately 3 underperforming stores during the 2005 fiscal year. We anticipate another positive year for the Stride Rite Children’s Group in 2005.

The decrease in the sales of Keds branded products was primarily the result of weaknesses in the women’s fashion styles and Grasshoppers product lines, as well as decreased sales of closeouts and promotional products. Partially offsetting these decreases was an increase in the children’s product line and a decrease in returns and allowances. Keds closed one retail store in fiscal 2004, with no new store openings, to bring the total Keds retail store count to four. We are currently evaluating the overall performance of these four remaining retail stores and plan to close two stores in 2005. No additional Keds retail stores are planned to open in the next year. In December 2004, Keds entered into an exclusive worldwide footwear license with the Red Hat Society to manufacture and distribute women’s footwear under the Grasshoppers line. In 2005, we are repositioning Keds by returning it to its historical position as a sneaker brand with an athletic heritage and targeting the younger consumer with our new brand spokeswoman, Mischa Barton.

The decrease in the Tommy Hilfiger Footwear net sales can be attributed to declines in the men’s athletic and casual businesses, a decrease in the sales of closeouts, as well as an increase in returns and allowances. The department store channel continues to be challenging due to increased price pressure and the demand for lower priced merchandise. The introduction of the Tommy Girl and “H” Hilfiger product lines offset a portion of the sales declines in other components of the Tommy Hilfiger division. For 2005, we anticipate improvement in the women’s and Tommy Girl sales and the stabilizing of the Tommy men’s business in the second half of the year. In conjunction with a recent change in strategy of the Tommy USA Apparel Brand, we will be transitioning the Tommy “H” Hilfiger product line out of department stores in 2005.

The major contributors to the increase in net sales of Sperry Top-Sider products were the strong sales of men’s performance boat shoes and casual shoes as well as promotional items. Sales in the outdoor and department store channels also showed growth over 2003. Closeout sales declined in fiscal 2004 as a result of the lower closeout inventory levels due to the strong performance of the overall first quality business. Sales declines in basic boat shoes and canvas casual products offset a portion of the net sales growth. In 2005, we are projecting continued growth in the men’s performance boat shoe category and establishing a stronger spring women’s business.

The Stride Rite International division’s net sales growth was the result of the addition of new distributors in Asia and the Middle East as well as continued strong sales of Tommy Hilfiger footwear in both Asia and Latin America. We anticipate this continued positive momentum in fiscal 2005.

Gross Profit

In fiscal year 2004, our gross profit of $212.6 million increased $3.1 million or 1.5% above fiscal 2003. Our gross profit rate of 38.1% was flat to fiscal 2003. The significant factors contributing to the improved gross profit dollars were the additional gross margin related to the higher level of retail sales, which generally produce a higher gross profit margin than the Company’s wholesale brands, combined with declines in returns and allowances and increased royalties. Offsetting a portion of these increases were the lower gross margin dollars caused by the decline in wholesale sales, certain higher product costs and increased inventory obsolescence costs.

Operating Costs

Selling and administrative expenses in fiscal 2004 increased $1.3 million to $172.2 million or 0.8% above the expense level incurred in fiscal 2003. As a percent of net sales, selling and administrative costs were 30.8% in fiscal 2004 compared to 31.1% in fiscal 2003. The increase in operating expenses was primarily attributable to company-owned retail store expansion costs, including the addition of 24 stores in 2004 and the additional expenses related to compliance with Sarbanes-Oxley 404 requirements. Somewhat offsetting these increased costs were lower bad debt and freight costs. Pension expense of $2.9 million remained flat to fiscal 2003, although pension expense for fiscal 2005 is expected to increase approximately $0.6 million primarily due to the change in the discount rate. During fiscal 2004, advertising costs were 4.7% of net sales versus 4.8% in fiscal 2003. The decrease in advertising was primarily attributable to decreased contractual spending by Tommy Hilfiger, which is sales based. Operating costs are planned to increase in fiscal 2005 due to retail store expansion and advertising costs.

In fiscal year 2005 operating costs will also be negatively impacted by the expensing of share based compensation brought about by both the expected adoption in the fiscal 2005 fourth quarter of the new accounting standard, SFAS No. 123R, “Share-Based Payment”, and the decision by the Company to issue performance based restricted stock to certain executives in the fiscal 2005 first quarter.

Other Income and Taxes

Non-operating income (expense) increased our pre-tax earnings by $0.5 million in fiscal 2004 compared to $1.6 million in fiscal 2003. Investment income decreased by $0.4 million in fiscal 2004. Comparisons of investment income are negatively impacted by the receipt in fiscal year 2003 of $0.7 million related to Stride Rite’s sale of its interest in a joint venture footwear manufacturing facility as well as a gain on a prior year investment of $0.3 million. Investment income related to the Company’s cash equivalents increased $0.6 million in fiscal 2004 due to higher average interest rates. Interest expense, which is related to the revolving credit agreement’s facility fee, remained flat in fiscal 2004 with fiscal 2003, as there were no short-term borrowings during either year. Other expense, net was higher in fiscal 2004 due to the performance of a Company owned life insurance program as compared to the prior year.

In fiscal 2004, the provision for income taxes increased $0.5 million due to an increase in pre-tax income combined with a higher effective tax rate. Our effective income tax rate was 37.3% in fiscal 2004 versus 36.7%

in fiscal 2003. The higher tax rate in fiscal 2004 as compared to fiscal 2003 was due principally to less tax efficient investment vehicles. The effective income tax rate is expected to increase in fiscal 2005 to 38.0%.

Net Income

We earned $25.7 million in fiscal 2004, $0.2 million or 0.7% above fiscal 2003’s net income amount. The increase in earnings in fiscal 2004 resulted from the higher net sales being effected by a flat gross profit percentage. This was then somewhat offset by higher selling and administrative expenses and a higher effective income tax rate.

Fiscal 2003 Compared to Fiscal 2002

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2003(1)	2002(1)	Percent Change 2003 vs. 2002
Stride Rite Children’s Group – Wholesale	$96.3	$100.0	(3.7)%
Stride Rite Children’s Group – Retail	139.8	126.7	10.4%

Stride Rite Children’s Group	236.1	226.7	4.2%
Keds	153.3	158.7	(3.4)%
Tommy Hilfiger Footwear	94.9	87.0	9.1%
Sperry Top-Sider	53.3	48.7	9.5%
Stride Rite International	23.3	24.6	(5.0)%
Elimination of intercompany sales	(10.8)	(13.3)	n/a

Total net sales	$550.1	$532.4	3.3%

(1)	Fiscal year 2003 and 2002 restated for the transfer of Tommy Hilfiger Kids from Tommy Hilfiger to Stride Rite Children’s Group and PRO-Keds from Keds to Tommy Hilfiger in fiscal year 2002.

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

First quality wholesale gross sales decreased by $15.4 million, or 4.2% below the wholesale gross sales level achieved in fiscal 2002. Offsetting this decrease was a $6.0 million increase in the sale of promotional products, a $7.6 million increase in closeout sales and a $3.3 million decrease in returns and allowances compared to the 2002 fiscal year, which resulted in the overall increase in wholesale net sales. This, combined with the strong retail store sales comparisons to fiscal year 2002, contributed to the overall increase of $17.7 million in consolidated net sales.

The overall increase in net sales of the Stride Rite Children’s Group was primarily attributable to increased sales from Children’s Group company-owned retail stores. In fiscal 2003, sales to independent retailers decreased 3.7% when compared to fiscal year 2002. This decrease reflects a trend of consistent sales declines in the Children’s Group wholesale sales primarily attributable to the negative impact of the economy on certain licensed partners and trade accounts as well as reductions in sales of the department store channel. Offsetting this decrease were sales levels of Children’s Group’s company-owned retail stores, which were up 10.4% from the comparable period in 2002. Sales at comparable Children’s Group retail stores (stores open for 52 weeks in each fiscal year) increased 4.7% in fiscal 2003. Driving this increase in the comparable stores category was a greater proportion of newer stores that are now included in the computation. These newer comparable stores generally have had greater comparable sales increases than our more mature stores. At the end of fiscal 2003, the Stride Rite Children’s Group operated

232 stores. This is a net increase of three stores, or 1.3% from the end of fiscal 2002. In fiscal 2003, ten children’s shoe stores and one outlet store were opened and five children’s shoe stores and three outlet stores were closed.

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

Gross Profit

In fiscal year 2003, our gross profit of $209.5 million increased $15.1 million or 7.7% above fiscal 2002. Our gross profit rate improved 1.6 percentage points to 38.1% as compared to the 36.5% rate achieved in fiscal 2002. The significant factors contributing to the improved gross margin were $3.1 million in lower closeout, excess inventory and obsolescence costs primarily achieved through improved inventory management, a decline in returns and allowances of $2.8 million, combined with an additional $9.4 million in gross margin related to the wholesale/retail mix of revenue that was positively impacted by the growth of revenues from our Company-owned retail stores which have somewhat higher gross profit margin than our wholesale businesses.

Operating Costs

Selling and administrative expenses in fiscal 2003 increased $11.4 million to $170.9 million or 7.2% above the expense level incurred in fiscal 2002. As a percent of sales, selling and administrative costs were 31.1% in fiscal 2003 compared to 29.9% in fiscal 2002. These increases were primarily attributable to increased pension expense of $2.3 million, increased advertising costs of $3.8 million and higher retail store expenses of $4.1 million. The increase in pension expense was primarily due to investment losses and changes in plan assumptions to the discount rate and the expected return on plan assets. During fiscal 2003, advertising costs were 4.8% of net sales versus 4.3% in fiscal 2002. Most of this increase was attributable to increased spending by both Keds and Sperry. Retail store expenses increased 7.0% in fiscal 2003 as compared to the prior fiscal year. The primary cause of this increase was the full year impact of the 58 new Children’s Group stores opened throughout fiscal 2002 as well as the addition of 11 stores in fiscal 2003.

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

In fiscal 2003, the provision for income taxes increased $3.4 million due to an increase in pre-tax income combined with a higher effective tax rate. Our effective income tax rate was 36.7% in fiscal 2003 versus 31.9% in fiscal 2002. The higher tax rate in fiscal 2003 as compared to fiscal 2002 was due principally to a lower 2002 effective income tax rate which reflected a reduction in previously established tax accruals which were no longer needed. The Company’s 2003 tax rate reflects the return to more normalized state and federal reserve levels.

Net Income

We earned $25.5 million in fiscal 2003, $1.4 million or 5.7% above fiscal 2002’s net income amount. The higher earnings in fiscal 2003 resulted from higher net sales and an increased gross profit percentage somewhat offset by higher selling and administrative expenses and a higher effective income tax rate.

Liquidity and Capital Resources

At the end of fiscal 2004, our balance sheet reflected a current ratio of 4.4 to 1 with no debt. Our cash and cash equivalents totaled $90.9 million at December 3, 2004, a decrease of $12.4 million from the total cash and cash equivalents of $103.3 million at the end of fiscal 2003. This decrease in our cash balance was primarily the result of the repurchase of common shares as well as an increase in inventory.

During fiscal 2004, our operations generated $40.6 million of cash, less than the operating cash flows of $46.8 million in fiscal 2003 and $56.8 million in fiscal 2002. Our accounts receivable balance of $47.7 million, decreased $3.3 million from the year earlier levels. The decrease in accounts receivable was primarily the result of shortened average collection times which are reflected in the reduction in our average day’s sales outstanding (DSO). At December 3, 2004, our DSO totaled 37 days, favorable compared to both the DSO of 40 days at year-end 2003 and the DSO of 41 days at year-end 2002. Much of this improvement in DSO is attributable to more effectively pursuing past due receivables and reductions in customer chargebacks. Year-end inventories totaled $87.8 million, which was $5.9 million or 7.2% higher than the $81.9 million at fiscal year-end 2003. The inventory increase in fiscal 2004 related primarily to the timing of product receipts and the higher number of retail stores. During fiscal year 2004, our inventory turnover averaged 4.2 times which compares to a similar turnover rate of 4.3 times during fiscal 2003 and favorably to the lower 3.9 times realized in fiscal 2002.

Additions to property and equipment totaled $7.1 million in fiscal 2004 compared with $6.7 million in fiscal 2003 and $12.1 million in fiscal 2002. This increase in capital spending versus last year is primarily attributable to the higher number of store openings in fiscal 2004. Capital expenditures in fiscal 2004 included $3.4 million related to both new retail stores and the renovation of existing retail locations and $1.3 million related to information technology and e-commerce. During fiscal 2004 we opened 24 Children’s Group retail stores. In fiscal years 2003 and 2002 we opened 11 and 59 new retail stores, respectively. During the 2005 fiscal year, our current plans call for the addition of approximately 20 new retail stores. In fiscal year 2005, we are planning capital expenditures of approximately $9.0 million. The opening of new stores, renovation of existing stores, the next phase of a new retail merchandise planning system and increased spending with information technology are the most significant capital expenditure items planned. Funding for our capital expenditures is expected to be provided from internal sources. If business conditions are not favorable and do not allow for the funding of capital purchases internally, our plans will be re-evaluated.

Our pension liabilities increased $2.9 million in fiscal 2004 primarily due to declines in interest rates. These pension liabilities are developed from actuarial calculations and valuations. Inherent in these valuations are assumptions, including discount rates and the expected return on plan assets. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. The expected rate of return remained constant in fiscal 2004 at 8.5%. Due to the long-term nature of this assumption, it is not expected that the rate of return percentage will vary yearly. The expected long-term rate of return for fiscal year 2005 will be 8.5%, which is the same rate used in the prior fiscal year. The discount rate used for the calculation of plan liabilities at fiscal year end 2004 was 5.75%, which is 50 basis points below the 6.25% rate used in fiscal 2003. We consider market conditions, including changes in interest and investment rates, in developing these assumptions. At fiscal year end 2004, our non-cash minimum pension liability totaled $16.0 million. This liability was created by the shortfall of plan assets versus the accumulated benefit obligation. Pension expense, a non-cash item, for fiscal 2004 was $2.9 million and it is expected to increase in fiscal 2005 to approximately $3.5 million, primarily due to the change in the discount rate. During the 2004 fiscal year, we contributed $1.0 million to the Company’s defined benefit pension plan. Current plans for fiscal year 2005 anticipate total pension contributions of approximately $3.0 million.

During fiscal year 2004 we returned $49.9 million to stockholders through share repurchases and cash dividends. We spent $42.2 million in fiscal 2004 to repurchase approximately 4.0 million common shares under our share repurchase program. Over the three-year period ended December 3, 2004, we repurchased a total of approximately 7.5 million common shares at an aggregate cost of $69.9 million. As of December 3, 2004, we have approximately 4.5 million shares remaining on our share repurchase authorization approved by the Board of Directors in June 2004. We believe that share repurchases are a good investment and an effective means of providing value to our stockholders. We will continue to evaluate opportunistic share repurchases during the 2005 fiscal year. We have paid a dividend to our stockholders each quarter since we became a public company in 1960. We used $7.7 million of cash for dividend payments during fiscal 2004, which was a decrease from the $7.9 million used in fiscal 2003 and the $8.3 million in fiscal 2002 due to a lower share number as a result of stock repurchases. Funds for these share repurchases and dividends were provided from internal sources. Under the terms of our revolving credit agreement, we are not allowed to make annual distributions to stockholders in excess of $40 million; however, an amendment was approved by the bank group in 2004 allowing a one-time increase in the distribution amount to $50 million for the 2004 fiscal year. Under the terms of the credit agreement both dividend payments and share repurchases are considered distributions to stockholders.

During the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including the market risk associated with interest rate movements on short-term borrowings and cash equivalents. Additionally, economic conditions in countries where we source our products could negatively affect future inventory purchase commitments. We purchase substantially all of our inventory from outside the United States. As these purchases are primarily denominated in U.S. dollars, we are not directly subject to foreign currency exchange rate fluctuations. Accordingly, we do not engage in forward foreign exchange and other similar contracts because the associated risk is not considered significant. If circumstances should change and we conclude that the hedging of foreign exchange risks becomes appropriate, we will begin to do so. We utilize cash from operations, short-term investments and, if necessary, short-term borrowings to fund our working capital and investment needs.

In addition to internal sources of funding, we maintain a bank line of credit to satisfy the seasonal borrowing requirements that are imposed by the sales patterns that are characteristic of Stride Rite and of the footwear industry. Due to these seasonal demands, there are times during the year when our cash needs increase. During fiscal 2000, we entered into a three-year, revolving credit agreement with five banks providing for loans of up to $75 million. During the fourth quarter of fiscal 2002, we renewed this line of credit with substantially the same group of banks through October 31, 2005. We will begin discussions with the bank group during fiscal 2005 for the renewal of this credit agreement. The revolving credit agreement requires us to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. Under the terms of the revolving credit agreement, we may borrow at interest rates that vary with LIBOR. In addition, the agreement calls for facility fees of 0.375% per annum on the committed line. At year-end 2004, we had no outstanding borrowings under this credit line, leaving the entire $75 million available for use. During fiscal 2004 and 2003, we did not make any borrowings under our revolving credit agreement. During fiscal 2002, our borrowings averaged $14.6 million. As of December 3, 2004, letters of credit for $51.1 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

Our significant financial obligations as of December 3, 2004 are as follows:

Cash Payments Due During the Fiscal Years

(in thousands)

Financial Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$19,675	$16,183	$11,732	$10,216	$9,292	$22,548	$89,646

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities, or Variable Interest Entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, a modification to FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company does not currently have any variable interest entities as defined in FIN 46R. The adoption of this statement did not have any impact on our consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132” (SFAS 132R). This statement requires additional disclosure in relation to the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted SFAS 132R in the first quarter of fiscal 2004.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS 128.” The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

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

We utilize cash from operations and short-term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high-grade securities with terms shorter than three months. Due to the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

We have available a $75 million unsecured committed revolving line of credit as a source of financing for our working capital requirements. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. At December 3, 2004, we had no borrowings outstanding under this credit facility.

Assets and liabilities outside the United States are primarily located in Canada. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. We do not generally hedge these net investments.

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by Item 8 is included in pages F-1 through F-23 and page S-1 attached to this report. An index to the Financial Statements appears in Item 15 to this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 3, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 3, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information concerning our Directors, additional information regarding certain executive officers, information regarding the Company’s Code of Ethics, and other information required by Item 10 of Part III of this report shall be included in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year and is incorporated herein by reference. The information with respect to our executive officers listed below is as of February 3, 2005.

Name	Position with Stride Rite	Age
David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer of Stride Rite since joining Stride Rite in November 1999. Prior to joining Stride Rite, Mr. Chamberlain was Chairman of the Board of Genesco, Inc., a footwear company, from 1994 to 1999 and President and Chief Executive Officer of Genesco, Inc. from 1994 to 1996.	61

Yusef Akyuz	Senior Vice President and Chief Information Officer of Stride Rite since November 2000. Previously, Mr. Akyuz was Vice President and Chief Information Officer at The Timberland Company, a footwear and apparel company, from June 1996 to November 2000. Prior to that, Mr. Akyuz was Director of M.I.S. at The Rockport Company, Inc., a footwear company wholly owned by Reebok International Ltd., from November 1991 to May 1996.	54

Frank A. Caruso	Chief Financial Officer of Stride Rite since May 2001. Previously, Mr. Caruso was Vice President – Finance and Operations from January 2001 until May 2001. Mr. Caruso was Vice President and Corporate Controller from January 1998 until June 2001. Prior to that, Mr. Caruso was Vice President and Controller of Parametric Technology Corporation, a software company, from June 1997 to December 1997 and Senior Vice President, Finance and Operations, of The Keds Corporation from June 1990 to June 1997.	51

Peter J. Charles	Senior Vice President and General Manager, Stride Rite Sourcing International, Inc., since August 1999. Previously, Mr. Charles was Senior Vice President, Sourcing, since he joined Stride Rite in December 1996. Prior to joining Stride Rite, Mr. Charles was employed by Clarks International, an international footwear manufacturer, from 1986 to 1996, as General Manager, Resourced Production, Regional Resourcing Manager, South East Asia and served in various other management level positions.	40

Janet M. DePiero	Senior Vice President of Human Resources of Stride Rite since April 2003. Previously, Ms. DePiero was Vice President of Human Resources of Stride Rite from March 1997 to April 2003, Director of Compensation and Benefits of Stride Rite from October 1995 to February 1997 and Manager of Compensation and Benefits of Stride Rite from December 1991 to September 1995.	43

Gordon W. Johnson, Jr.	Treasurer of Stride Rite since February 2001. Previously, Mr. Johnson was Assistant Treasurer of Stride Rite from May 1988 to February 2001.	50

Name	Position with Stride Rite	Age
R. Shawn Neville	President, The Keds Corporation, since July 2004. Prior to joining Stride Rite, Mr. Neville was President and CEO of Footstar’s athletic division, including the management of their retail division, Footaction, USA, from 1999 – 2004. Previous to that position, Mr. Neville worked for Reebok International in senior marketing, sales and general management roles including VP of US Marketing, VP of US Sales, President, Reebok France, and Senior Vice President, Reebok North America, from 1994 – 1999.	42

Charles W. Redepenning, Jr.	General Counsel, Clerk and Secretary of Stride Rite since March 1998 and President of Stride Rite International Corp. since December 1999. Prior to joining Stride Rite, Mr. Redepenning was Senior Vice President, General Counsel and Secretary of Daka International, Inc., a multi-national food service and restaurant corporation, from 1989 to 1998.	48

Craig L. Reingold	President, Sperry Top-Sider, Inc., since August 2001. Prior to joining Stride Rite, Mr. Reingold worked for Arroyo & Coates, a commercial real estate service company, from September 2000 to August 2001. Previous to that position, Mr. Reingold was Vice President of Sales for Ariat International, a footwear company, from July 1994 to September 2000.	49

Pamela J. Salkovitz	President, Stride Rite Children’s Group, Inc., since July 2002. Previous to this position, Ms. Salkovitz was President, Retail of Candies’ Inc. from June 2001 to May 2002, and Group President, Value Division of Nine West Group/Jones New York from 1996 to May 2001.	46

Richard T. Thornton	President and Chief Operating Officer, The Stride Rite Corporation since July 2003. Previously, Mr. Thornton was President, Tommy Hilfiger Footwear, Inc., from January 2001 to July 2003, Vice President – Operations of Stride Rite from August 1999 to December 2000, and was Senior Vice President – Finance, Operations and Merchandising of Tommy Hilfiger Footwear, Inc. from September 1998 to August 1999. Prior to joining Stride Rite, Mr. Thornton was Vice President, Finance, of the Greg Norman division of Reebok International, Ltd. from December 1997 to August 1998, Vice President of Operations of BMB Associates, a computer company, from March 1997 to December 1997, and General Manager of Boston Whaler from September 1984 to March 1997.	52

Richard J. Woodworth	President, Tommy Hilfiger Footwear, Inc. since July 2003. Previously, Mr. Woodworth was Principal for his own consulting practice of Woodworth Group from 2000 to 2002, President of League Enterprises for the National Hockey League from 1999 to 2000, and President and Chief Executive Officer of the Greg Norman Collection, a division of Reebok International, LTD, from 1991 to 1999.	47

These executive officers are generally elected at the Board of Directors’ meeting held in conjunction with our Annual Meeting of Stockholders and serve at the pleasure of the Board.

Item 11.    Executive Compensation.

The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Principal Accountant Fees and Services.

The information concerning Principal Accountant Fees and Services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules.

15(a)1 and 15(a)2.    Financial Statements and Schedules. The following financial statements and financial statement schedules are included as a part of this report in the pages indicated:

Page
Consolidated Balance Sheets as of December 3, 2004 and November 28, 2003	F-1

Consolidated Statements of Income for the fiscal years ended December 3, 2004, November 28, 2003, November 29, 2002	F-2

Consolidated Statements of Cash Flows for the fiscal years ended December 3, 2004, November 28, 2003, November 29, 2002	F-3

Consolidated Statements in Stockholders’ Equity and Comprehensive Income for the fiscal years ended December 3, 2004, November 28, 2003, November 29, 2002	F-4

Notes to Consolidated Financial Statements	F-5 to F-21

Report of Independent Registered Public Accounting Firm	F-22 to F-23

Schedule II – Valuation and Qualifying Accounts	S-1

15(a)3.    Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
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

10(ii)*	1994 Non-Employee Director Stock Ownership Plan. This document was filed as Appendix A to the Registrant’s Definitive Proxy Statement as filed on March 1, 1994 and is incorporated herein by reference.

10(iii)*

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

10(vi)*

Form of severance agreement dated February 22, 1995. All executive officers with whom the Registrant entered into such an agreement are listed on this exhibit. This document was filed as Exhibit 10(vi) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10(vii)*

Annual Incentive Compensation Plan amended and restated as of December 11, 1997. This document was filed as Exhibit 10(viii) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10(viii)*	1998 Stock Option Plan of the Registrant. This document was filed as Exhibit 10(xi) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

10(ix)*

1998 Non-Employee Director Stock Ownership Plan of the Registrant (as amended). This document was filed as Exhibit 10(xii) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

10(x)

Revolving Credit Agreement between the Registrant and BankBoston, N.A., Bank of America, N.A., Bank One, NA, SunTrust Bank and The Bank of New York, with BankBoston, N.A. and with BancBoston Robertson Stephens Inc., dated as of January 19, 2000. This document was filed as Exhibit 10(xii) to the Registrant’s Form 10-K for the year ended December 3, 1999 and is incorporated herein by reference.

10(xi)**

Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit 10(xiii) to the Registrant’s Form 10-K for the year ended December 3, 1999 and is incorporated herein by reference.

10(xii)**

First Amendment to the Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended August 31, 2001 and is incorporated herein by reference.

10(xiii)

First Amendment to Revolving Credit Agreement between the Registrant and Fleet National Bank (formerly known as BankBoston, N.A.), Bank of America National Association, The Bank of New York and SunTrust Bank dated as of October 31, 2002. This document was filed as Exhibit 10(xiv) to the Registrant’s Form 10-K for the year ended November 29, 2002 and is incorporated herein by reference.

10(xiv)*

Amendment No. 1 to the 1998 Non-Employee Director Stock Ownership Plan of the Registrant. This document was filed as Exhibit 99.2 to the Registrant’s Form S-8 filed on May 19, 2003 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit

10(xv)*	2001 Stock Option and Incentive Plan of the Registrant. This document was filed as Exhibit 4.8 to the Registrant’s Form S-8 filed on May 2, 2001 and is incorporated herein by reference.

10(xvi)*

Amended and Restated Employee Stock Purchase Plan of the Registrant. This document was filed as Appendix B to the Registrant’s Definitive Proxy Statement as filed on February 22, 2002 and is incorporated herein by reference.

10(xvii)**

Third Amendment to the Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 27, 2004 and is incorporated herein by reference.

10(xviii)*

First Amendment to the 2001 Stock Option and Incentive Plan of the Registrant. This document was filed on Exhibit 99.1 to the Registrant’s Form S-8 filed on July 8, 2004 and is incorporated herein by reference.

10(xix)

Second Amendment to Revolving Credit Agreement between the Registrant and Fleet National Bank, Bank of America National Association, The Bank of New York and SunTrust Bank dated as of July 13, 2004. This document was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 27, 2004 and is incorporated herein by reference.

10(xx)*

Form of Option Agreement and Form of Restricted Stock Agreement of the Registrant. These documents were filed as Exhibits 10.1 and 10.2, respectively, to the Registrant’s Form 8-K filed on January 24, 2005 and are incorporated herein by reference.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#+	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#+	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment granted.
#	Filed with this Form 10-K.
+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934.

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

Date:    February 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. CHAMBERLAIN David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer	February 3, 2005

/s/ CHRISTINE M. COURNOYER Christine M. Cournoyer	Director	February 3, 2005

/s/ SHIRA D. GOODMAN Shira D. Goodman	Director	February 3, 2005

/s/ FRANK R. MORI Frank R. Mori	Director	February 3, 2005

/s/ JAMES F. ORR III James F. Orr III	Director	February 3, 2005

/s/ MYLES J. SLOSBERG Myles J. Slosberg	Director	February 3, 2005

/s/ BRUCE VAN SAUN Bruce Van Saun	Director	February 3, 2005

THE STRIDE RITE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 3, 2004	November 28, 2003
	(In thousands, except for share data)
ASSETS
Current Assets:
Cash and cash equivalents	$90,855	$103,272
Accounts and notes receivable, less allowances of $7,636 in 2004 and $9,406 in 2003	47,730	51,058
Inventories	87,790	81,925
Deferred income taxes	13,123	14,393
Prepaid expenses and other current assets	15,681	19,452

Total current assets	255,179	270,100
Property and equipment, net	54,246	60,802
Other assets, net	11,871	14,315

Total assets	$321,296	$345,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,046	$23,887
Income taxes payable	15,316	16,815
Accrued expenses and other liabilities	21,377	23,273

Total current liabilities	57,739	63,975
Deferred income taxes	487	381
Pension obligation and other long-term liabilities	16,208	13,145
Stockholders’ Equity:
Preferred stock, $1 par value—1,000,000 shares authorized; Issued – none	—	—
Common stock, $.25 par value—135,000,000 shares authorized; Issued—56,946,544 shares in 2004 and 2003; Outstanding—35,907,478 shares (39,339,240 in 2003)	14,237	14,237
Capital in excess of par value	15,969	16,825
Retained earnings	434,147	415,988
Accumulated other comprehensive loss	(9,398)	(7,798)

	454,955	439,252
Less cost of 21,039,066 shares of common stock held in treasury (17,607,304 in 2003)	(208,093)	(171,536)

Total stockholders’ equity	246,862	267,716

Total liabilities and stockholders’ equity	$321,296	$345,217

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	2004	2003	2002
	(In thousands, except for per share data)
Net sales	$558,324	$550,124	$532,400
Cost of sales	345,728	340,614	337,951

Gross profit	212,596	209,510	194,449
Selling and administrative expenses	172,190	170,867	159,429
Restructuring income	—	—	(75)

Operating income	40,406	38,643	35,095
Investment income	1,707	2,129	1,394
Interest expense	(320)	(293)	(680)
Other expense, net	(884)	(245)	(384)

Income before income taxes	40,909	40,234	35,425
Provision for income taxes	15,255	14,746	11,308

Net income	$25,654	$25,488	$24,117

Net income per common share:
Diluted	$.66	$.64	$.58

Basic	$.68	$.65	$.58

Average common shares used in per share computations:
Diluted	38,753	40,063	41,713

Basic	37,976	39,389	41,315

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$25,654	$25,488	$24,117
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	12,622	13,481	15,570
Deferred income taxes	2,612	6,678	4,203
Sale of trading securities	—	6	250
Compensation income related to stock plans	(16)	(23)	(64)
Tax benefit in connection with exercise of stock options	716	651	128
Gain related to long-term investments	—	(1,071)	—
Loss on disposals of property and equipment	997	696	743
Changes in:
Accounts and notes receivable	3,503	(2,700)	(3,329)
Inventories	(5,811)	16,356	14,270
Other current assets	5,107	73	(2,351)
Other current liabilities	(6,382)	(4,377)	7,705
Other long-term assets	2,421	(1,438)	(426)
Other long-term liabilities	198	—	—
Contribution to pension plan	(1,000)	(7,000)	(4,000)

Net cash provided from operating activities:	40,621	46,820	56,816

Cash flows from investing activities:
Additions to property and equipment	(7,060)	(6,672)	(12,094)
Distributions from long-term investments	—	1,071	—

Net cash used in investing activities:	(7,060)	(5,601)	(12,094)

Cash flows from financing activities:
Short-term borrowings	—	—	(26,000)
Proceeds from sale of stock under stock plans	4,062	3,758	2,039
Repurchase of common stock	(42,227)	(7,152)	(20,496)
Cash dividends paid	(7,666)	(7,886)	(8,323)

Net cash used in financing activities:	(45,831)	(11,280)	(52,780)

Effect of exchange rate changes on cash and cash equivalents	(147)	228	4

Net (decrease) increase in cash and cash equivalents	(12,417)	30,167	(8,054)
Cash and cash equivalents at beginning of the year	103,272	73,105	81,159

Cash and cash equivalents at end of the year	$90,855	$103,272	$73,105

Cash paid for interest expense	$281	$277	$692
Cash paid for income taxes	$14,296	$9,863	$9,750

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except for share data)
Balance, November 30, 2001	$14,237	$19,209	$382,460		$(153,667)	$262,239

Comprehensive income:
Net income			24,117			24,117
Foreign currency translation adjustments				(525)		(525)
Minimum pension liability adjustments, net of taxes $(4,873)				(6,721)		(6,721)

Total comprehensive income			24,117	(7,246)		16,871
Issuance of 265,392 common shares under stock plan		(796)			2,693	1,897
Issuance of 109,414 common shares under employee stock plan		(498)			1,109	611
Tax benefit in connection with stock plans		128				128
Repurchase of 2,791,300 shares of common stock					(20,496)	(20,496)
Cash dividends on common stock, $.20 per share			(8,209)			(8,209)

Balance, November 29, 2002	14,237	18,043	398,368	(7,246)	(170,361)	253,041

Comprehensive income:
Net income			25,488			25,488
Foreign currency translation adjustments				308		308
Minimum pension liability adjustments, net of taxes ($633)				(860)		(860)

Total comprehensive income			25,488	(552)		24,936
Issuance of 491,035 common shares under stock plan		(1,461)			4,775	3,314
Issuance of 123,701 common shares under employee stock plans		(408)			1,202	794
Tax benefit in connection with stock plans		651				651
Repurchase of 717,900 shares of common stock					(7,152)	(7,152)
Cash dividends on common stock, $.20 per share			(7,868)			(7,868)

Balance, November 28, 2003	14,237	16,825	415,988	(7,798)	(171,536)	267,716

Comprehensive income:
Net income			25,654			25,654
Foreign currency translation adjustments				52		52
Minimum pension liability adjustments, net of taxes ($1,237)				(1,652)		(1,652)

Total comprehensive income			25,654	(1,600)		24,054
Issuance of 477,610 common shares under stock plan		(1,477)			4,679	3,202
Issuance of 101,234 common shares under employee stock plans		(95)			991	896
Tax benefit in connection with stock plans		716				716
Repurchase of 4,010,606 shares of common stock					(42,227)	(42,227)
Cash dividends on common stock, $.20 per share			(7,495)			(7,495)

Balance, December 3, 2004	$14,237	$15,969	$434,147	$(9,398)	$(208,093)	$246,862

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations    —    The Stride Rite Corporation (the “Company”) designs, sources, markets and distributes footwear primarily under the Stride Rite ®, Keds ®, PRO-Keds ®, Sperry Top-Sider ®, Sperry ®, Mainsail®, Tommy Hilfiger®, Grasshoppers ®, Munchkin®, BabySmart™ and Børn® brands. The Company is predominantly a wholesaler of footwear, selling its products throughout the United States and Canada in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers, e-commerce sites and specialty stores. The Company also markets its products directly to consumers in the United States by selling children’s footwear through its Stride Rite children’s shoe stores and footwear for all of its brands through its outlet stores. The Company’s products are marketed in countries outside the United States and Canada through independent distributors and licensees.

Principles of Consolidation    —    The consolidated financial statements of the Company include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated.

Fiscal Year    —    The Company’s fiscal year ends on the Friday closest to November 30 in each year. Fiscal years 2004, 2003, and 2002 ended on December 3, 2004, November 28, 2003, and November 29, 2002, respectively. The 2004 fiscal year contained 53 weeks. The 2003 and 2002 fiscal years contained 52 weeks each.

Revenue Recognition    —    Revenues consist of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Revenue from gift certificates is deferred until redemption. The Company permits merchandise returns from its customers under certain circumstances. The Company also engages in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and customer, current and historical trends in the footwear industry and changes in demand for our products, in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Allowances for markdowns and product returns are estimated and recorded at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, the Company’s visibility into its customers’ inventory levels and ongoing communication with its customers, the Company is able to identify and reflect in its financial statements in a timely manner variances from estimates previously established. Royalty income which accounted for approximately $7.9 million, $6.4 million and $6.2 million in fiscal years 2004, 2003 and 2002, respectively, is recognized when earned.

Co-operative Advertising    —    The Company engages in co-op advertising programs and buy-down programs with retailers. Co-op advertising funds are available to all retailers in good standing. Retailers receive reimbursement under this program if they meet established advertising guidelines and trademark requirements. Costs are accrued on the basis of sales to qualifying customers and accounted for as an operating expense. The Company engages in buy-down programs with certain retailers. These buy-down programs are accounted for as a reduction in revenues. The Company has historically adhered to EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” in accounting for co-op advertising and buy-down programs, and therefore, its adoption did not affect its financial statements.

Shipping and Handling    —    Products are sold FOB shipping point and shipping costs are paid by the Company’s customers. The Company does not bill for product handling costs, which are included in selling and administrative expenses.

Cash Equivalents and Marketable Securities    —    Cash equivalents represent highly liquid investments, with a maturity of three months or less at the time of purchase. Marketable securities, representing funds invested in fixed income instruments with maturities greater than one year, are stated at fair value and are considered trading securities.

Financial Instruments    —    Financial instruments consist principally of cash, investments, trade receivables and payables. The Company places its investments with highly rated financial institutions and in investment grade, short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables. The Company’s exposure to foreign exchange risk is limited through U.S. dollar denominated transactions. The Company has not entered into derivative financial instruments such as futures, forward or option contracts. The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different from book value. The Company uses quoted market prices, when available, to calculate these fair values.

Foreign Currency    —    For international subsidiaries, the local currency is the functional currency. Assets and liabilities of the Company’s international subsidiaries are translated at the rate of exchange existing at year-end. Income statement amounts are translated at the average monthly exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange are included in the consolidated balance sheet as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss”. Transaction gains and losses are included in the consolidated statement of income and are not significant.

Hedging Policy    —    The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended in the first quarter of Fiscal 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and interest rates and may enter in derivative transactions, as it deems necessary. The Company did not enter into any derivative transactions in fiscal years 2004, 2003 and 2002 and accordingly, the adoption of SFAS No. 133 did not have any effect on the Company’s net earnings or financial position.

Inventory Valuation    —    Inventories are stated at the lower of cost or market. The cost of inventories is determined on the last-in, first-out (LIFO) basis. The Company performs regular detailed product sell-through analysis to determine excess and closeout inventory and makes adjustments to provisions for obsolete products as they become known.

Property and Equipment    —    Property and equipment are stated at cost. The cost of equipment includes the capitalization of certain associated computer software costs. Depreciation, which is calculated on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Impairment of Long-Lived Assets    —    Effective November 30, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), and amends Accounting Principles Board Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill, Trademarks and Other Intangible Assets    —    The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective with the beginning of the 2003 fiscal year. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets have ceased. As required by SFAS 142, the Company performs impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, the Company utilizes the required one-step method to determine whether an impairment exists as of the adoption date. In connection with the SFAS 142 transitional goodwill impairment test, the Company utilized the required two-step method for determining goodwill impairment as of the adoption date. See Note 4 for discussion of the Company’s adoption of SFAS 142.

Income Taxes    —    Deferred income taxes are provided for temporary differences between financial and taxable income.

Retail Store Construction Allowances and Pre-operating Costs    —    Commencing in fiscal 2004 construction allowances and other considerations received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. Prior years have not been restated due to its immateriality. The Company expenses all of the costs that are incurred prior to the opening of new retail stores as they occur.

Advertising    —    In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, the Company expenses advertising costs as incurred. Total advertising expense amounted to $26,399,000, $26,624,000 and $22,791,000 for fiscal years 2004, 2003 and 2002, respectively.

Estimates Included in Financial Statements    —    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, markdowns (which reduce revenues), inventory and income taxes; assumptions related to the defined benefit pension plan; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ from those estimates.

Comprehensive Income    —    Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The components of accumulated other comprehensive loss as of December 3, 2004 and November 28, 2003 are as follows:

	2004	2003
	(In thousands)
Foreign currency translation adjustments	$(165)	$(217)
Minimum pension liability adjustments, net of taxes	(9,233)	(7,581)

Accumulated other comprehensive loss	$(9,398)	$(7,798)

Reclassifications    —    Certain reclassifications have been made to the fiscal 2003 and 2002 balances to conform to the current year presentation.

Net Income per Common Share    —    Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the fiscal years presented in the consolidated statements of income:

	2004	2003	2002
	(In thousands, except for per share data)
Net income	$25,654	$25,488	$24,117

Weighted average common shares outstanding (basic)	37,976	39,389	41,315
Dilutive effect of stock options	777	674	398

Weighted average common shares outstanding (diluted)	38,753	40,063	41,713

Earnings per common share:
Basic	$.68	$.65	$.58
Diluted	$.66	$.64	$.58

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares:

	2004	2003	2002
	(In thousands)
Options to purchase shares of common stock	1,041	551	1,323

Accounting for Stock-Based Compensation    —    During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. SFAS 148 also amends the disclosure requirements of SFAS 123 by requiring that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002.

The Company has elected to continue to account for stock options in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, no compensation expense has been recorded in connection with fair market value stock option grants under the Company’s stock option plans and its employee stock purchase plan.

Pro forma net income and earnings per share information, included in the table below, has been calculated as if the Company had accounted for stock options and other stock-based compensation under the fair value method. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2004	2003	2002
Risk-free interest rate	3.17%	2.95%	4.30%
Dividend yield	2.1%	2.5%	2.6%
Volatility factor	39%	41%	40%
Weighted average expected life of options (years)	4.5	4.5	4.5

Employee Stock Purchase Plan	2004	2003	2002
Risk-free interest rate	1.29%	1.09%	1.68%
Dividend yield	2.3%	2.5%	2.6%
Volatility factor	39%	41%	40%
Weighted average expected life of options (years)	0.5	0.5	0.5

Accordingly, the weighted average grant date fair values of stock options granted during 2004, 2003 and 2002 were estimated at $3.41, $2.59 and $2.19, respectively. The weighted average grant date fair values of shares issued under the employee stock purchase plan during 2004, 2003 and 2002 were estimated at $0.93, $0.82 and $0.75, respectively. For purposes of pro forma disclosure, the estimated fair value is amortized to expense on a straight-line basis over the options vesting periods. A comparison of reported and pro forma earnings is as follows for the three years in the period ended December 3, 2004:

	2004	2003	2002
	(In thousands, except for per share data)
Net income, as reported	$25,654	$25,488	$24,117
Add: Stock based employee compensation expense included in net income, net of related tax effects	13	40	60
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,876)	(1,678)	(1,376)

Pro forma net income	$23,791	$23,850	$22,801

Earnings per share:
Basic – as reported	$.68	$.65	$.58
Basic – pro forma	$.63	$.61	$.55
Diluted – as reported	$.66	$.64	$.58
Diluted – pro forma	$.61	$.60	$.55

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. As the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and other stock-based compensation.

2.    INVENTORIES

The cost of inventories, which consist primarily of finished product, at December 3, 2004 and November 28, 2003 was determined on a last-in, first-out (LIFO) basis. During 2004 the LIFO reserve decreased by $102,000 to $10,773,000 at December 3, 2004. If all inventories had been valued on a first-in, first-out (FIFO) basis, net income would have been lower by $63,000 (less than $.01 per share) in 2004. The LIFO reserve decreased in 2003 and 2002, by $1,610,000 and $758,000, respectively. If all inventories had been valued on a FIFO basis, net income would have been lower by $1,019,000 ($.03 per share) in 2003 and by $516,000 ($.01 per share) in 2002.

During 2004, 2003 and 2002, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different from current costs. As a result of these inventory reductions, net income was increased by $47,000 (less than $.01 per share) and by $141,000 (less than $.01 per share) in 2004 and 2003, respectively, and decreased by $120,000 (less than $.01 per share) in 2002.

3.    PROPERTY AND EQUIPMENT

The components of property and equipment at December 3, 2004 and November 28, 2003 and the range of asset lives used in depreciation calculations for each asset category are as follows:

	Range of Useful Lives	2004	2003
		(In thousands)
Land and improvements	10 years	$2,800	$2,793
Buildings and improvements	10-40 years	15,841	15,789
Machinery, equipment, computer software and fixtures	3-12 years	100,299	98,236
Leaseholds and leasehold improvements	5-15 years	29,252	27,531

		148,192	144,349
Less accumulated depreciation and amortization		(93,946)	(83,547)

		$54,246	$60,802

Depreciation expense amounted to $12,483,000, $13,470,000 and $15,304,000 for fiscal years 2004, 2003 and 2002, respectively.

4.    OTHER ASSETS

As of December 3, 2004 and November 28, 2003, other assets includes the following:

	2004	2003
	(In thousands)
Goodwill, net	$908	$908
Trademark rights and other intangible assets, net	1,690	1,690
Cash surrender value of life insurance policy	4,369	4,153
Other	4,904	7,564

	$11,871	$14,315

The Company holds life insurance contracts for certain employees and former employees. The cash surrender value of this life insurance policy is included in other assets and the costs are included in other expense.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142) effective November 30, 2002. In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have finite useful lives will continue to be amortized over their useful lives.

As required by SFAS 142, the Company performed impairment tests on goodwill and other indefinitely lived intangible assets, which consisted only of certain trademarks, as of December 3, 2004 and November 28, 2003. As a result of this testing, the Company does not believe that the carrying value of goodwill or any indefinitely lived intangible assets have been impaired.

The following table summarizes the Company’s intangible assets and goodwill balances:

	Intangible Assets Not Subject to Amortization
	Goodwill	Trademark Rights	Total
	(In thousands)
December 3, 2004
Gross carrying amount	$3,067	$2,980	$6,047
Accumulated amortization	(2,159)	(1,290)	(3,449)
November 28, 2003
Gross carrying amount	$3,068	$2,980	$6,048
Accumulated amortization	(2,160)	(1,290)	(3,450)

Reported net income for the year ended November 29, 2002, adjusted for the effects of the non-amortization provision of SFAS 142, is as follows:

2002
(In thousands, except for per share data)
Reported net income	$24,117
Add back:
Amortization of goodwill and other indefinite lived intangible assets (net of taxes)	182

Adjusted net income	$24,299

Adjusted basic earnings per share	$0.59
Adjusted diluted earnings per share	$0.58

The Company will continue to amortize any intangible assets that have finite useful lives.

5.    DEBT

The Company utilizes borrowings under an available line of credit to finance seasonal working capital requirements. In October 2002, the Company renewed for an additional three year period, its revolving credit agreement with four banks providing for loans of up to $75 million. Under the renewed revolving credit agreement, the Company may borrow at interest rates which vary with LIBOR. In addition, the agreement calls for facility fees of 0.375% per annum on the committed line. The renewed revolving credit agreement requires the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. The interest rates and facility fees in the new agreement also vary somewhat dependent on the Company’s financial performance ranging from LIBOR plus 0.75% up to LIBOR plus 1.25%. The renewed revolving credit agreement also contains other covenants, which restrict the payment of dividends and common stock repurchases to $40 million per year, ($50 million for fiscal 2004). During fiscal 2004 and 2003, there were no borrowings and, therefore, no maximum amount was outstanding under the revolving credit facility. During fiscal 2002, borrowings under the revolving credit facility averaged $14,635,000, with a maximum amount outstanding of $43,000,000 in 2002. The weighted average interest rate paid on these borrowings during the year was 2.7% in 2002. No short-term borrowings were outstanding on either December 3, 2004 or November 28, 2003. Interest expense, which related to the credit agreement’s facility fee, amounted to $285,000, $280,000 and $671,000 in fiscal years 2004, 2003 and 2002, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 3, 2004 and November 28, 2003 consist of the following:

	2004	2003
	(In thousands)
Salaries, wages and commissions	$7,052	$7,729
Advertising	589	1,406
Dividends	1,795	1,967
Rent	2,465	2,536
Other liabilities	9,476	9,635

	$21,377	$23,273

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

	Accrued Severance and Other Employee Related Costs	Accrued Facility Closing Costs	Asset Write-down	Accrued Other Costs	Total
	(In thousands)
Restructuring charges – Fiscal 2001	$1,894	$437	$534	$194	$3,059
Cash payments	(793)	—	—	(4)	(797)

Balance, November 30, 2001	1,101	437	534	190	2,262
Cash payments	(1,388)	(171)	—	(60)	(1,619)
Non-cash items	—	(34)	(534)	—	(568)
Reversals and other adjustments	287	(232)	—	(130)	(75)

Balance, November 29, 2002	—	—	—	—	—

8.    LEASES

The Company leases office and retail store space and certain equipment. A portion of the retail store space is sublet. Some of the leases have provisions for additional rentals based on increased property taxes and landlord operating costs and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Some leases have renewal options that allow us to extend the lease term beyond the initial commitment periods, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.

Rent expense for operating leases for the three years in the period ended December 3, 2004 was as follows:

	2004	2003	2002
	(In thousands)
Base rent	$23,348	$23,148	$22,186
Additional rent	318	174	469
Less rental from subleases	(248)	(316)	(434)

	$23,418	$23,006	$22,221

The future minimum rental payments for all non-cancelable operating leases and the amounts due from tenants on related subleases at December 3, 2004 are as follows:

(In thousands)
2005	$19,675
2006	16,183
2007	11,732
2008	10,216
2009	9,292
Later years	22,548

89,646
Less rental due from subleases	(602)

Total future minimum rental payments	$89,044

9.    BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering eligible associates. The Company intends to contribute amounts deemed necessary to maintain the plans on a sound actuarial basis. Salaried, management, sales and non-production hourly associates accrue pension benefits based on the associate’s service and compensation. Production associates accrued pension benefits at a fixed unit rate based on service.

The company uses November 30th as the measurement date for its plan.

The following table summarizes the changes in the benefit obligation:

	2004	2003
	(In thousands)
Benefit obligation at beginning of year	$57,359	$49,777
Service cost	1,712	1,330
Interest cost	3,578	3,351
Actuarial loss	6,090	5,170
Benefits paid	(2,398)	(2,269)

Benefit obligation at end of year	$66,341	$57,359

The following table summarizes the changes in plan assets:

	2004	2003
	(In thousands)
Fair value of plan assets at beginning of year	$47,349	$37,577
Actual return on plan assets	5,004	5,041
Employer contributions	1,000	7,000
Benefits paid	(2,398)	(2,269)

Fair value of plan assets at end of year	$50,955	$47,349

Funded status	(15,386)	(10,010)
Unrecognized net loss	18,230	14,746
Unrecognized prior service costs	35	58

Net amount recognized	$2,879	$4,794

Amounts recognized in the consolidated balance sheets consist of the following:

	2004	2003
	(In thousands)
Accrued benefit cost	$(13,132)	$(8,351)
Intangible asset	35	58
Accumulated other comprehensive income	15,976	13,087

Net amount recognized	$2,879	$4,794

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the pension plan, which has an accumulated benefit obligation in excess of plan assets consist of the following:

	2004	2003
	(In thousands)
Projected benefit obligation	$66,341	$57,359
Accumulated benefit obligation	64,087	55,700
Fair value of plan assets	50,955	47,349

The components of net periodic benefit cost consist of the following for the three years ended December 3, 2004:

	2004	2003	2002
	(In thousands)
Service cost	$1,712	$1,330	$1,101
Interest cost	3,578	3,351	3,149
Expected return on assets	(3,982)	(3,090)	(3,553)
Net loss recognized	1,584	1,414	—
Amortization of prior service cost	23	25	39

Net periodic benefit cost	$2,915	$3,030	$736

The weighted average assumptions used to determine benefit obligations at November 30:

	2004	2003
Discount rate	5.75%	6.25%
Compensation increase rate	4.00%	4.00%

The weighted average assumptions used to determine net periodic benefit cost for the fiscal years ended December 3, 2004:

	2004	2003
Discount rate	6.25%	6.75%
Expected long-term return on plan assets	8.50%	8.50%
Compensation increase rate	4.00%	4.00%

In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $500,000. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $125,000 in the expense. Changing the compensation increase rate by 25 basis points will change expense by approximately $31,250.

The defined benefit pension plan’s weighted average asset allocations by asset category for the fiscal years ended December 3, 2004:

	2004	2003
Domestic equity securities	52%	48%
International equity securities	13%	14%
Domestic fixed income securities	35%	38%

	100%	100%

The Company’s written investment policy, set forth by the Investment Committee of the Board of Directors, establishes investment principles and guidelines for the plan and defines the procedures that will be used to control, evaluate and monitor the investment practices. Stated investment objectives are:

•	Maintain a portfolio of secure assets of appropriate liquidity and diversification that will generate investment returns, combined with expected future contributions, that should be sufficient to maintain the plan’s funded state or improve the funding level of the plan if it is in deficit.

•	To control the long-term costs of the plan by maximizing return on the assets subject to meeting the objectives above.

The long term annualized time-weighted rate of return calculated on the basis of a 3 year rolling average using market values, is expected to be at least 1% higher than the composite benchmark for the plan. Investment managers are evaluated semi-annually against commonly accepted benchmarks to ensure adherence to the stated strategy and that the risk posture assumed is commensurate with the given investment style and objectives.

The portfolio is designed to achieve a balanced return of current income and modest growth of capital, while achieving returns in excess of the rate of inflation over the investment horizon in order to preserve purchasing power of plan assets. All plan assets are required to be invested in liquid securities.

The Company expects to contribute $3 million to its pension plan in the 2005 fiscal year.

The following table summarizes future expected benefit payments related to the Company’s defined benefit pension plan at December 3, 2004:

(In thousands)
2005	$2,534
2006	2,593
2007	2,656
2008	2,831
2009	2,951
2010-2014	17,356

The Company also provides defined contribution plans for its associates. The Company’s defined contribution plans, which are qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, enable eligible associates to defer a portion of their salary to be held by the trustees of the plans. The Company makes an additional contribution to the plans equal to a maximum of 50% of the first 6% of savings by each participant. During fiscal 2004, 2003 and 2002 the Company’s contribution to the plans amounted to $819,000, $801,000 and $603,000, respectively.

10.    STOCK PURCHASE AND OPTION PLANS

During 2002, the Company’s stockholders approved The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company’s common stock on either their entry date into the Plan or the last day of the payment period. For the payment periods which ended in December 2003 and June 2004, a total of 101,234 shares were issued under the Plan for an aggregate amount of $896,000. At December 3, 2004, a total of 5,757,317 shares had been purchased under the Plan and 382,683 shares were available for purchase by participating associates.

During 1998, the Company’s stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director’s Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company’s stockholders approved an amendment to the 1998 Director’s Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company’s common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. Under the terms of the Plan, the Company awarded 1,850, 6,666 and 21,679 shares of common stock during 2004, 2003 and 2002, respectively. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company’s Deferred Compensation Plan for Directors. At December 3, 2004, the issuance of 114,077 shares has been deferred by participating directors.

During 2004, the Company’s stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company’s common stock may be granted to officers and other key associates. The option price of the shares may not be less than the fair market value of the Company’s common stock at the date of grant. Options under the Plan generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a five-year period.

A summary of the activity in stock options with respect to all plans for the three years in the period ended December 3, 2004 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at November 30, 2001	3,724,963	$7.82
Granted	1,121,732	6.51
Exercised	(243,995)	5.85
Canceled	(896,005)	8.69

Outstanding at November 29, 2002	3,706,695	7.34
Granted	1,157,500	8.25
Exercised	(483,988)	6.16
Canceled	(274,391)	8.95

Outstanding at November 28, 2003	4,105,816	7.63
Granted	804,090	11.00
Exercised	(476,656)	6.64
Canceled	(210,507)	9.92

Outstanding at December 3, 2004	4,222,743	$8.27

The following table summarizes information about stock options outstanding at December 3, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00-$6.25	509,823	5.7 years	$6.00	509,823	$6.00
$6.33-$6.88	1,191,051	6.2 years	6.58	920,858	6.64
$6.93-$7.98	1,082,030	7.6 years	7.89	465,356	7.80
$8.12-$11.00	542,549	6.4 years	9.82	330,418	9.63
$11.10-$14.50	897,290	7.1 years	11.34	261,250	11.87

	4,222,743	6.7 years	$8.27	2,487,705	$7.67

At November 28, 2003, options to purchase 2,102,385 shares at an average price of $7.76 per share were exercisable (1,964,626 shares at $8.12 per share at November 29, 2002). On a cumulative basis through December 3, 2004, stock awards, options to purchase shares and shares reserved for issuance under deferred compensation plans totaling 9,960,608 shares had been granted under all stock option plans. Rights to purchase an additional 3,417,324 shares at December 3, 2004 (1,086,567 shares at November 28, 2003) could be granted under the stock option plans.

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

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $68 per one one-hundredth of a Preferred Share. Each preferred share is entitled to minimum quarterly dividends of $1.00 per share, a minimum preferential liquidation payment of $100 per share and each preferred share will have 100 votes, voting together with the common shares. The Rights, which may be amended by the Board of Directors of the Company under most circumstances, become exercisable at the earlier of ten days following a public announcement that a person or group (“Acquiring Person”) has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock or ten business days following the commencement of, or announcement of an intention to make, a tender or exchange offer which would result in the beneficial ownership by an Acquiring Person of 10% or more of the outstanding common shares. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of its assets or earnings power are sold after a person has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock, the holders of the Rights will have the right to receive upon exercise that number of shares of common stock of the Acquiring Person having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, the holders of the Rights, other than the Acquiring Person, will have the right to receive on exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. The Board of Directors of the Company may also exchange the Rights, in whole or in part, at an exchange ratio of one common share or one one-hundredth of a preferred share, at any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the Company’s common stock by such Acquiring Person. The Rights, which have no voting power, expire on July 17, 2007. Preferred Stock Purchase Rights outstanding under the Plan totaled 35,907,478 and 39,339,240 as of December 3, 2004 and November 28, 2003, respectively.

12.    LITIGATION AND CONTINGENCIES

The Company is a party to various litigation arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position or results of operations.

Outstanding letters of credit for the purchase of inventories totaled $51.1 million and $50.6 million as of December 3, 2004 and November 28, 2003, respectively.

13.    INCOME TAXES

The provision for income taxes consists of the following for the three years in the period ended December 3, 2004:

	2004	2003	2002
	(In thousands)
Current:
Federal	$11,422	$7,881	$5,520
State	1,221	187	1,585

Total current provision	12,643	8,068	7,105

Deferred:
Federal	2,244	5,532	3,541
State	368	1,146	662

Total deferred provision	2,612	6,678	4,203

Provision for income taxes	$15,255	$14,746	$11,308

Net deferred tax assets as of December 3, 2004 and November 28, 2003 have the following significant components:

	2004	2003
	(In thousands)
Deferred tax assets:
Inventory valuation reserves	$1,032	$2,710
Accounts receivable allowances	3,360	4,199
Compensation and pension accruals	1,111	1,201
Other accounting reserves and accruals	7,620	6,283

Total deferred tax assets	13,123	14,393

Deferred tax liabilities:
Depreciation and amortization	5,873	5,117
Pension obligation	(6,812)	(5,506)
Other accounting reserves and accruals	1,426	770

Total deferred tax liabilities	487	381

Net deferred tax assets	$12,636	$14,012

A valuation allowance has not been assigned to the Company’s deferred tax assets since management believes it is more likely than not that the Company will fully realize the benefits of such tax assets. The deferred taxes associated with the minimum pension liability were netted in accumulated other comprehensive income (loss).

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2004	2003	2002
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	2.2	4.1
Tax provision related to company-owned life insurance program	0.7	0.1	0.3
Reduction in tax accruals recorded in prior years	—	—	(7.7)
Other	(0.9)	(0.6)	0.2

Effective income tax rate	37.3%	36.7%	31.9%

The higher tax rate in fiscal 2004 and 2003 as compared to fiscal 2002 was due principally to a lower 2002 effective income tax rate which reflected a reduction in previously established tax accruals, which were no longer needed due to the expiration of statutes.

In 2004, 2003 and 2002, the Company paid income taxes of $14,296,000, $9,863,000, and $9,750,000, respectively.

14.    OPERATING SEGMENTS AND RELATED INFORMATION

The Company’s operating segments are its principal brands:

The Stride Rite Children’s Group, which designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals and sneakers in traditional and contemporary styles. These products are marketed under our Stride Rite®, Munchkin®, Sperry Top-Sider® and Tommy Hilfiger® trademarks in medium to high price ranges and under our Baby Smart® trademark in medium to lower price ranges. Also, products using the Tommy Hilfiger® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. are designed and marketed in the medium to high price range. Products are sold wholesale to a wide variety of retail formats such as department stores, independent stores, value retailers, and specialty stores. Products are also sold through company-owned retail and outlet store locations. The retail division of Stride Rite Children’s Group had a total of 251, 232 and 229 stores open at the end of fiscal years 2004, 2003 and 2002, respectively.

Keds, which designs and markets sneakers and casual footwear for adults and children under the Keds® trademark and casual footwear for women under the Grasshoppers® label. Products are principally sold wholesale. Keds also sells its products through company-owned Keds retail stores. There were 4, 5 and 6 stores open at the end of fiscal years 2004, 2003 and 2002, respectively.

Sperry Top-Sider, which designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under the Sperry Top-Sider®, Sperry® and Mainsail® trademarks. Products sold under the Sperry Top-Sider® label also include sneakers and sandals for men and women. Products are principally sold wholesale to department stores, specialty stores and the marine channel.

Tommy Hilfiger, which designs and markets a line of dress casual, sport casual and athletic footwear for men and women, using the Tommy Hilfiger®, H Hilfiger® and Tommy Girl® brand names under a license agreement with Tommy Hilfiger Licensing, Inc. and the PRO-Keds® trademark. Products are principally sold wholesale to better department stores, independent stores and shoe chains.

International, which distributes all of the Company’s product lines. In Canada products are sold wholesale to department stores, independent stores and specialty stores through the Company’s wholly owned subsidiary. Outside of the United States and Canada the Company uses independent distributors and licensees to market its various products.

Management has evaluated the operating segments of the Company and determined that the segments have similar economic characteristics. Products for all of the Company’s brands consist primarily of footwear. These footwear products are manufactured using similar processes and substantially all products are purchased from foreign sources through our centralized corporate sourcing group. The Company’s products are marketed and sold to the end consumer who shares similar characteristics across the operating segments. All of the Company’s products are primarily warehoused and distributed through two Company-owned distribution centers to a variety of retailers, including premier department stores, value retailers, the Company’s own retail stores and other shoe stores operated by independent retailers. Consequently, the Company’s operating segments have been aggregated into one reportable segment for financial statement purposes as permitted by the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company presently focuses its brands on the domestic footwear market. No individual country other than the United States accounted for more than 10% of consolidated net sales or assets. The Company’s largest customer accounted for approximately 5%, 6% and 7% of consolidated net sales for fiscal years 2004, 2003 and 2002, respectively.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities, or Variable Interest Entities, (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, a modification to FIN 46 was issued (FIN46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company does not currently have any variable interest entities as defined in FIN46R. The adoption of this statement did not have any impact on its consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132” (SFAS 132R). This statement requires additional disclosure in relation to the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted SFAS 132R in the first quarter of fiscal 2004.

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS128”. The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

16.    QUARTERLY DATA (UNAUDITED)

The following table provides quarterly data for the fiscal years ended December, 3, 2004, and November 28, 2003.

	First	Second	Third	Fourth
	(In thousands, except for per share data)
2004
Net sales	$136,134	$165,009	$140,382	$116,799
Gross profit	53,013	63,502	51,185	44,896
Net income	7,484	11,900	6,219	51
Per diluted common share:
Net income	.19	.30	.16	.00
Dividend	.05	.05	.05	.05

	First	Second	Third	Fourth
2003
Net sales	$152,322	$154,286	$139,747	$103,769
Gross profit	58,041	60,978	52,636	37,855
Net income (loss)	8,821	11,219	6,413	(965)
Per diluted common share:
Net income (loss)	.22	.28	.16	(.02)
Dividends	.05	.05	.05	.05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

The Stride Rite Corporation:

We have completed an integrated audit of The Stride Rite Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 3, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Stride Rite Corporation and its subsidiaries at December 3, 2004 and November 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 3, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 14, 2005

THE STRIDE RITE CORPORATION

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Fiscal year ended November 29, 2002:
Deducted from assets:
Allowance for doubtful accounts	$3,696	$777	$700	(a)	$3,773
Allowance for sales discounts	7,419	3,690	2,632	(b)	8,477

	$11,115	$4,467	$3,332		$12,250

Fiscal year ended November 28, 2003:
Deducted from assets:
Allowance for doubtful accounts	3,773	1,343	1,900	(a)	3,216
Allowance for sales discounts	8,477	1,653	3,940	(b)	6,190

	$12,250	$2,996	$5,840		$9,406

Fiscal year ended December 3, 2004:
Deducted from assets:
Allowance for doubtful accounts	3,216	611	2,280	(a)	1,547
Allowance for sales discounts	6,190	1,606	1,707	(b)	6,089

	$9,406	$2,217	$3,987		$7,636

(a)	Amounts written off as uncollectible.
(b)	Amounts charged against the reserve.

S-1

THE STRIDE RITE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 3, 2004

Index to Exhibits

Exhibit No.	Description of Exhibit	Page No.
21	Subsidiaries of the Registrant	E-2
23	Consent of Independent Registered Public Accounting Firm	E-3
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	E-4
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	E-5
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	E-6
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	E-7

E-1