Form 10-Q
period 2005-03-04
STRIDE RITE CORP
filed 2005-04-13
CIK 94887

1 of 30
                                                                         pages
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 4, 2005

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

          Yes (X)          No ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes(X)          No ( )

     As of April 6, 2005, 36,209,673 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                    March 4,                      February 27,
                                      2005          December 3,      2004
                                   (Unaudited)         2004       (Unaudited)
                               ---------------   --------------  --------------
  Assets

  Current Assets:
     Cash and cash
       equivalents                   $24,222          $20,005         $14,983

     Marketable securities            20,400           70,850          52,850

     Accounts and notes
       receivable, net                90,257           47,730          88,487

     Inventories                      94,785           87,790          83,355

     Deferred income taxes            12,816           13,123          14,393

     Other current assets             18,372           15,681          15,438
                                     -------          -------         -------

     Total current assets            260,852          255,179         269,506

  Property and equipment, net         52,708           54,246          59,373

  Other assets                        13,795           11,871          14,266
                                    --------         --------        --------

     Total assets                   $327,355         $321,296        $343,145
                                    ========         ========        ========

















                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                    March 4,                       February 27,
                                      2005        December 3,         2004
                                  (Unaudited)        2004          (Unaudited)
                               ---------------  --------------   --------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                 $19,556         $21,046          $13,215
     Income taxes payable              19,019          15,316           20,305
     Accrued expenses and other
       liabilities                     19,355          21,377           22,178
                                      -------         -------          -------
     Total current liabilities         57,930          57,739           55,698

  Deferred income taxes                   487             487              381
  Pension obligation and other
       long-term liabilities           16,164          16,208           13,145

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                 -               -               -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544      14,237          14,237           14,237
       Shares outstanding -
        36,062,434 on March 4,
        2005, 35,907,478 on
        December 3, 2004 and
        39,495,156 on February
        27, 2004

     Capital in excess of par
        value                          15,168          15,969           16,143

    Retained earnings                 440,497         434,147          421,496
    Accumulated other
        comprehensive loss             (9,153)         (9,398)          (7,800)
     Less cost of 20,884,110
        shares of common stock
        held in treasury
        (21,039,066 on December
        3, 2004 and 17,451,388
        on February 27, 2004)        (207,975)       (208,093)        (170,155)
                                     ---------       ---------        ---------
     Total stockholders' equity       252,774         246,862         273,921
                                     ---------       ---------        ---------

     Total liabilities and
        stockholders' equity         $327,355        $321,296        $343,145
                                     =========       =========       =========



                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the three months ended March 4, 2005 and February 27, 2004
                     (In Thousands, Except Per Share Data)

                                                2005            2004
                                             --------        ---------

Net sales                                    $150,591        $136,134

Cost of sales                                  90,059          83,121
                                             --------        --------

Gross profit                                   60,532          53,013

Selling and administrative expenses            47,451          41,340
                                             --------        --------

Operating income                               13,081          11,673


Investment income                                 300             571
Interest expense                                  (81)            (74)
Other expense, net                                (57)            (78)
                                             ---------       ---------


Income before income taxes                     13,243          12,092

Provision for income taxes                      5,082           4,608
                                             --------        --------

Net income                                   $  8,161        $  7,484
                                             ========        ========

Net income per common share:
   Diluted                                   $    .22        $    .19
                                             ========        ========
   Basic                                     $    .23        $    .19
                                             ========        ========

Dividends per common share                   $    .05        $    .05
                                             ========        ========

Average common shares used in per share
   computations:
   Diluted                                     36,963          40,325
                                             ========        ========
   Basic                                       36,007          39,420
                                             ========        ========







                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the three months ended March 4, 2005 and February 27, 2004
                           (Dollars in Thousands)

                                                        2005             2004
                                                  --------------   -------------
Cash flows from operating activities:
   Net income                                         $8,161            $7,484
   Adjustments to reconcile net income to net
     cash used for operations:
   Depreciation and amortization                       3,145             3,227
   Deferred income taxes                                 307                 -
   Compensation expense related to stock plans           119                 -
   Gain related to long-term investments                 (61)                -
   (Gain)loss on disposals of property and
     equipment                                           (35)               34
   Changes in:
      Accounts and notes receivable                  (42,601)          (37,482)
      Inventories                                     (7,014)           (1,458)
      Other current assets                               313             5,323
      Other current liabilities                          135            (8,462)
      Other long-term assets                          (1,925)               49
      Other long-term liabilities                        (44)                -
   Contribution to pension plan                       (3,000)           (1,000)
                                                     --------          --------
      Net cash used in operating activities          (42,500)          (32,285)
                                                     --------          --------

Cash flows from investing activities:
   Additions to property and equipment                (1,573)           (1,832)
   Investments in marketable securities
     available for sale                               (9,725)          (10,800)
   Proceeds from sale of marketable securities
     available for sale                               60,175            50,100
   Distributions from long-term investments               61                 -
                                                     -------           -------
      Net cash provided from investing activities     48,938            37,468
                                                     -------           -------

Cash flows from financing activities:
   Proceeds from sale of stock under stock plans       4,984             1,810
   Cash dividends paid                                (1,795)           (1,967)
   Repurchase of common stock                         (5,692)           (1,130)
                                                     --------          --------
      Net cash used in financing activities           (2,503)           (1,287)
                                                     --------          --------

Effect of exchange rate changes on cash and
      cash equivalents                                   282               (35)

Net increase in cash and cash equivalents              4,217             3,861

Cash and cash equivalents at beginning of the
   period                                             20,005            11,122
                                                     -------           -------

Cash and cash equivalents at end of the period       $24,222           $14,983
                                                     =======           =======




                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended March 4, 2005 and February 27, 2004 is unaudited, however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 4, 2005 and February 27, 2004 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 3, 2004 on Form 10-K, which included all information and footnotes necessary for such presentation.

     In the first quarter of fiscal 2005 the Company concluded that it was appropriate to classify its auction rate securities as current marketable securities. These securities are considered available for sale. Previously, such securities had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification in all periods presented to report these securities as short-term marketable securities in its condensed consolidated balance sheets. The Company has also made corresponding adjustments to its condensed consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or from financing activities in its condensed consolidated statements of cash flows or previously reported condensed consolidated statements of income.

     Also in the first quarter of fiscal 2005, the Company recorded a one-time non-cash charge to conform its accounting policies with generally accepted accounting principles related to the timing of rent expense for certain locations. Previously, the Company followed a practice prevalent across the retailing industry, in which it began recording rent expense at a time the store opened and the lease term commenced. The Company now records rent expense when it takes possession of a store, which occurs before the commencement of the lease term and approximately 30 to 60 days prior to the opening of the store. This results in an acceleration of the commencement of rent expense for each lease, as we will begin recording rent expense during the pre-opening period, but a reduction in monthly rent expense, as the total rent due under the lease is amortized over a greater number of months. Financial results for prior periods will not be restated due to the immateriality of these amounts to the consolidated statement of income and the consolidated balance sheet of each prior year. This will not affect historical or future cash flows or the timing or amounts of payments under related leases, as this related solely to accounting treatment. Furthermore, it is not expected to have any material impact on future earnings.

                                THE STRIDE RITE CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, sales returns allowances, markdowns (which reduce revenues), inventory valuation and income taxes; assumptions related to the defined benefit pension plan; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ from those estimates.

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

     At March 4, 2005, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended December 3, 2004 as contained on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25)and related interpretations.

     In January 2005, the Company issued performance-based restricted stock to certain employees. These shares have both service and performance criteria that must be met. Depending on the performance achievement level, the amount of restricted stock can be increased up to 150% or decreased to zero. These shares also earn dividend equivalents until they vest. The Company accounted for these shares in accordance with APB 25 and FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" (FIN
28). The Company is recognizing compensation expense based on market values at the end of each quarterly period.

                           THE STRIDE RITE CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 148, to stock-based compensation.

                                              Three Months Ended
                                  --------------------------------------------
                                       March 4,              February 27,
                                         2005                    2004
                                  --------------------    --------------------
                                   (In thousands, except for per share data)

Net income, as reported                  $8,161                  $7,484

Add:  Stock-based employee
compensation expense included in
net income, net of related tax
effects                                      83                       -

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects                    (497)                   (505)
                                         ------                  ------

Pro forma net income                     $7,747                  $6,979
                                         ======                  ======

Earnings per share:
   Basic - as reported                   $  .23                  $  .19
                                         ======                  ======
   Basic - pro forma                     $  .22                  $  .18
                                         ======                  ======

   Diluted - as reported                 $  .22                  $  .19
                                         ======                  ======
   Diluted - pro forma                   $  .21                  $  .17
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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                                     Three Months Ended
                                            ------------------------------------
                                                 March 4,          February 27,
                                                   2005                2004
                                            -----------------     --------------
                                               (In thousands, except per share
                                                            data)

Net income                                       $ 8,161            $ 7,484
                                                 =======            =======

Weighted average common shares
outstanding (basic)                               36,007             39,420

Dilutive effect of stock options                     956                905
                                                  ------             ------

Weighted average common shares
outstanding (diluted)                             36,963             40,325
                                                  ======             ======

Earnings per common share:
     Basic                                         $ .23              $ .19
                                                   =====              =====

     Diluted                                       $ .22              $ .19
                                                   =====              =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                                  First Quarter
                                           ----------------------------
                                                  2005            2004
                                           ------------    ------------
                                                 (In thousands)
Options to purchase shares of common
  stock                                            399             200


                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

Comprehensive income is as follows:

                                                       Three Months Ended
                                               ---------------------------------
                                                  March 4,         February 27,
                                                   2005               2004
                                               --------------     --------------
                                                         (In thousands)

Net income                                             $8,161           $7,484

Other comprehensive income(loss):
Foreign currency translation adjustments                  245               (2)
                                                       ------           -------

Total comprehensive income                             $8,406           $7,482
                                                       ======           ======



Components of accumulated other comprehensive loss consist of the following:

                                    March 4,        December 3,     February 27,
                                      2005             2004             2004
                                  -------------   --------------   -------------
                                                  (In thousands)
Foreign currency  translation
   adjustments                     $    80           $  (165)          $ (219)
Minimum pension liability
   adjustments, net of taxes        (9,233)           (9,233)          (7,581)
                                 ----------       -----------       -  -------
Accumulated other
   comprehensive loss              $(9,153)          $(9,398)         $(7,800)
                                 ==========       ===========         ========


Note 4 - Intangible Assets and Goodwill

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
March 4, 2005                                  (In thousands)
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)
December 3, 2004
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)
February 27, 2004
  Gross carrying amount           $3,068          $2,980          $6,048
  Accumulated amortization        (2,160)         (1,290)         (3,450)

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

     The following table summarizes the components of net periodic benefit cost for the Company:

                                                      Three Months Ended
                                              ----------------------------------
                                                    2005               2004
                                              ----------------   ---------------
                                                        (In thousands)
Service cost                                         $530               $438
Interest cost                                         955                930
Expected return on assets                         (1,120)              (998)
Net loss recognized                                   505                375
Amortization of prior service cost                      5                  5
                                               ----------               ----

Net periodic benefit cost                            $875               $750
                                               ==========               ====

     During the first quarter of fiscal 2005, the Company contributed $3.0 million to the Company's defined benefit pension plan. At this time, the Company does not plan to make any further contributions to its defined benefit pension plan during the 2005 fiscal year. The Company made $1.0 million in contributions during the first quarter of fiscal 2004.

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

     The Company discussed a number of significant trends and specific factors affecting the footwear industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of our Annual Report on Form 10-K for the fiscal year 2004. Those trends and factors continue to be relevant to the Company's performance and financial condition.

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting policies and estimates in the Company's Annual Report on Form 10--K for the fiscal year ended December 3, 2004 for additional information.

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

Results of Operations

     The following table summarizes the Company's performance for the first quarter of fiscal 2005 as compared to the results for the same period in fiscal 2004:

Increase Percent vs. 2004 Results:
                                                                First Quarter

Net sales                                                            10.6%
Gross profit                                                         14.2%
Selling and administrative expenses                                  14.8%
Operating income                                                     12.1%
Income before income taxes                                            9.5%
Net income                                                            9.0%

Operating Ratios as a Percent of Net Sales:
                                                      First Quarter
                                             --------------------------------
                                                 2005              2004
                                             --------------    --------------

Gross profit                                     40.2%             38.9%
Selling and administrative expenses              31.5%             30.4%
Operating income                                  8.7%              8.6%
Income before income taxes                        8.8%              8.9%
Net income                                        5.4%              5.5%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

      The first quarter breakdown of net sales is as follows:
                                                                  Percent
                                                                  Change
                                                                 2005 vs.
                                             2005       2004       2004
                                           ---------  ---------  ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale   $ 25.6     $ 25.0        2.1%
Stride Rite Children's Group - Retail        35.4       29.1       21.9%
                                           --------   --------   --------
Stride Rite Children's Group                 61.0       54.1       12.7%

Keds                                         45.7       42.4        7.6%
Tommy Hilfiger Footwear                      18.3       20.2        (9.8)%
Sperry Top-Sider                             19.4       14.7       31.9%
Stride Rite International                     8.8        6.7       30.8%
Elimination of intercompany sales            (2.6)      (2.0)       n/a
                                           --------   --------   ---------
Total net sales                            $150.6     $136.1       10.6%
                                           ========   ========   =========

     During the first quarter of fiscal 2005, consolidated net sales increased $14.5 million to $150.6 million, or 10.6% above the sales level achieved in the first quarter of fiscal 2004. Wholesale net revenues increased 7.6% for the first quarter of 2005, and overall retail sales, including Keds retail and the e-commerce sites, increased $6.4 million or 21.5% when compared to the same period in the prior year. Unit shipments of current line merchandise for the wholesale brands during the first quarter were 4.8% higher than the comparable period in 2004. The Company's average first quality wholesale selling price remained flat with the first quarter of 2004.

     First quality wholesale gross sales increased by $4.1 million, or 4.0% above the wholesale gross sales level achieved in the first quarter of fiscal 2004. In addition, sales from promotional products increased $2.0 million and returns and allowances decreased $3.4 million from the comparable period in the 2004 fiscal year. Partially offsetting these improvements was a $1.3 million decrease in closeout sales. The lower level of closeout sales contributed to an improvement in the quality of net sales. Adding to this overall net increase from wholesale net sales was an additional $6.4 million increase in retail store sales from the same period in 2004, which resulted in an overall increase of $14.5 million in consolidated net sales.

     The year over year increase in net sales of the Stride Rite Children's Group was primarily attributable to the 21.9% increase in net sales from the Children's Group company-owned retail stores. These results were aided by the earlier Easter holiday in 2005. Sales to independent retailers increased 2.1% during the first quarter of 2005 as compared to the same quarter last year. This increase was primarily attributable to increased sales of first quality and promotional products, mainly in the department store channel, as well as a decrease in returns and allowances. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 7.8% for the first fiscal quarter of 2005. Driving this increase in the comparable

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

stores category was the larger number of newer stores which have generally had greater sales increases than our more mature stores as well as the earlier Easter holiday. At the end of the first quarter of fiscal 2005, the Stride Rite Children's Group operated 254 stores. This is an increase of 21 stores, or 9% from the end of the same period in the prior year. Current plans call for the opening of approximately 22 retail stores and the closing of 2 underperforming locations during the 2005 fiscal year. During the first quarter of 2005 the Company opened 4 new stores and closed 1 underperforming location for a net increase of 3 stores. We recently have concluded that the two Shoe Buzz stores will not meet our goals and these stores will be converted to Stride Rite outlets. We do not anticipate a significant financial impact related to this conversion.

     The increase in sales of the Keds product line was primarily the result of increased first quality sales to higher-end accounts and fewer closeouts. The main increases were seen in sales of the women's Microstretch and Champion(R) products as well as decreased returns and allowances. Offsetting a portion of this increase was a decline in sales of the Grasshopper line due to the loss of some key accounts.

     The decrease in sales of Tommy Hilfiger men's and women's footwear products during the first quarter of fiscal 2005 was primarily attributable to continued decreases in the department store and independent channels, as well as women's athletic and Tommy Girl products that did not perform well across all distribution channels. The Tommy Hilfiger "H" clothing line, which is being discontinued, also negatively impacted the first quarter results. Offsetting some of these declines were increased sales of closeout and promotional products as well as a decrease in returns.

     The increase in sales of Sperry Top-Sider products during the first quarter of the 2005 fiscal year was primarily attributable to strong sales of men's boat shoes and the women's product line. The significant men's growth seen in 2005 resulted from increases in the premium department store and outdoor channels. The women's business had improved distribution in the better department store, independent and outdoor channels, which resulted in increased sales of boat shoes, nautical casuals and canvas.

     The Stride Rite International division's net sales growth in the first quarter of fiscal 2005 was the result of strong sales of Tommy Hilfiger footwear in Canada and Mexico, as well as Sperry and Keds in Canada.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

     During the first three months of fiscal 2005, the Company's gross profit of $60.5 million increased $7.5 million or 14.2% above the amount recorded during fiscal 2004's first quarter. The higher level of both first quality wholesale and retail sales along with the decrease in returns and allowances contributed to the overall increase in gross profit dollars. The gross profit rate for the fiscal 2005 first quarter improved 1.3 percentage points to 40.2% as compared to the 38.9% rate achieved in the prior year's first quarter. The higher gross profit percentage was primarily attributable to increased company-owned retail store sales, which had improved gross profit percentages from the same quarter in the prior year. In addition, fewer markdown allowances and decreased closeout sales also contributed positively to the improved gross profit rate.

Operating Costs

     During the first three months of fiscal 2005, selling and administrative expenses were $47.5 million, an increase of $6.1 million or 14.8% as compared to the first quarter of fiscal 2004. As a percent of sales, operating costs were 31.5% in the first quarter of fiscal 2005 compared to 30.4% in the first quarter of fiscal 2004. During the first quarter of fiscal 2005, advertising costs were 5.4% of net sales versus 4.6% in fiscal 2004, with Keds and Sperry Top-Sider driving most of the increase. Also contributing to the cost increases were retail store expansion costs and certain headcount related costs. In addition, the Company recorded a one-time non-cash charge of $0.5 million in the first quarter of fiscal 2005 to conform our accounting policies with generally accepted accounting principles related to the timing of rent expense for certain locations.

Other Income and Taxes

     Other income (expense) increased pre-tax income by $0.2 million in the first quarter of fiscal 2005 versus $0.4 million in the first quarter of fiscal 2004. Investment income related to the Company's cash equivalents and marketable securities was $0.3 million in the first quarter of fiscal 2005, which was flat to the similar category of investment income in the same quarter last year. The lower average investments were offset by higher average interest rates in the first quarter of fiscal 2005. Interest expense remained flat in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 as no short-term borrowings were made during the first quarters of both years.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for income taxes increased $0.5 million in the first quarter of fiscal 2005 as compared to the similar period in fiscal 2004. This increase was primarily due to the higher pre-tax income amount and the higher effective income tax rate. Our effective tax rate was 38.4% in the first quarter of fiscal 2005 as compared to 38.1% in the first quarter of fiscal 2004. The higher tax rate in the first quarter of fiscal 2005 reflects fewer tax saving items in 2005 than in the prior year.


Net Income

     Net income for the first quarter of fiscal 2005 was $8.2 million, an increase of $0.7 million, or 9.0% as compared to the same period in the prior year. Higher net sales and the corresponding increase in gross profit dollars were the primary reasons for the increase in net income. The Company's return on net sales of 5.4% in the first fiscal quarter of 2005 was slightly below the 5.5% return on sales recorded for the first fiscal quarter of 2004.


Liquidity and Capital Resources

     At the end of the first fiscal quarter of 2005, our balance sheet reflected a current ratio of 4.5 to 1 with no debt. Our cash, cash equivalents and marketable securities totaled $44.6 million at March 4, 2005, a decrease of $23.2 million from the total cash, cash equivalents and marketable securities of $67.8 million at the end of the first quarter of fiscal 2004. The Company maintains a $75 million revolving credit facility to fund any seasonal working capital needs. No borrowings under this line of credit were outstanding as of March 4, 2005 or February 27, 2004.

     The Company's seasonal cash flow patterns typically require the use of funds during the first quarter of a fiscal year. During the first quarter of fiscal 2005, the Company used $42.5 million of cash to fund operating needs. This use of cash to fund operations was higher than the $32.3 million use of cash required during the first quarter of fiscal 2004. Inventory levels at the end of the first quarter of fiscal 2005 increased $11.4 million, or 13.7% from the levels recorded at the end of the prior year's first quarter. The increase in inventory related primarily to the timing of product receipts and the higher number of retail stores. Accounts receivable at March 4, 2005 were $1.8 million or 2.0% higher than the amount at the end of last year's first quarter. This compares favorably with the 10.6% increase in quarter-to-quarter net sales comparisons. Days sales outstanding, which is a measure of the length of the collection period of accounts receivable, was 55 days at the end of the first fiscal quarter of 2005 and was favorable compared to the DSO of 57 days at the end of the same period last year. Accounts payable, at the end of the first quarter of fiscal 2005, increased $6.3 million from the level recorded at the end of the prior year's first quarter. This increase was primarily the result of an increase in the year over year inventory in-transit at the end of the first quarter of 2005. During the first fiscal quarter of 2005, the Company also contributed $3.0 million to its defined benefit pension plan. The Company does not plan to make any further contributions to its

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

defined benefit pension plan during the 2005 fiscal year. Other current assets at March 4, 2005 were $18.4 million or $2.9 million higher than the amount at the end of last year's first quarter. This was caused primarily by an increase in both prepaid pension expense, largely due to the $3 million of pension contributions, and prepaid advertising for the Keds division.

     Additions to property and equipment totaled $1.6 million in the first quarter of 2005, which was similar to the $1.8 million in the first quarter of 2004. Much of the difference in spending between this year and last year was attributable to the costs incurred during the 2005 first quarter relating to new retail stores and renovations to existing stores. Funding of our capital expenditures was provided from internal sources. We expect that all capital purchases during fiscal 2005 will be provided for internally, however if business conditions change and do not allow for internal funding, we will re-evaluate our plans.

     During the first quarter of fiscal 2005 we returned $7.5 million to shareholders through share repurchases and cash dividends. We spent $5.7 million to repurchase 432,200 common shares under our share repurchase program. As of March 4, 2005, we have 4.1 million shares remaining on our share repurchase authorization. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     At the end of the first quarter of fiscal 2005, there were no borrowings outstanding under the Company's $75 million revolving credit facility. This is consistent with the first quarter of fiscal 2004. We did not utilize any available credit under the revolving credit line during the first quarter of fiscal 2005. Borrowings were not required during the quarter primarily because we entered the year with no outstanding debt and significant cash, cash equivalents and marketable securities balances. As of March 4, 2005 letters of credit totaling $38.1 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 3, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision of and with the participation of the Company's management, including the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

     There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities
Exchange Act of 1934, as amended) during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our repurchases of equity securities for the first quarter of fiscal 2005 were as follows:

                                                          Total
                                                          Number of  Maximum
                                                          Shares     Number
                                                          Purchased  of Shares
                                      Total       Average As Part    that May
                                      Number      Price   of         Yet Be
                                      Of          Paid    Publicly   Purchased
                                      Shares      Per     Announced  Under the
Period                                Purchased   Share   Plan       Plan
--------------------------------------------------------------------------------

December 4,2004 - December 31,2004           -         -          -  4,494,794

January 1, 2005 - February 4, 2005      76,200    $12.31     76,200  4,418,594

February 5, 2005 - March 4, 2005       356,000    $13.35    356,000  4,062,594

     In June 2004, the Board of Directors increased the authorization under an existing stock repurchase program by five million shares. Under the authorization, the Company can repurchase shares in the open market or through privately negotiated transactions. The repurchase program does not have an expiration date. All shares repurchased during the period covered by this report were purchased under a publicly announced plan.

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

                3(ii) Articles of Amendment dated April 7, 1987 to Restated Articles of Organization, incorporated by reference form Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

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

                31.1* Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to
                                     Section 302 of Sarbanes-Oxley Act of 2002.

                31.2* Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to
                                     Section 302 of Sarbanes-Oxley Act of 2002.

                32.1** Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                32.2** Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         *      Filed with this form 10-Q.
         ** Furnished with this form 10-Q. This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized. THE STRIDE RITE CORPORATION (Registrant)



Date:  April 13, 2005               By:  /s/ Frank A. Caruso
                                    --------------------------
                                         Frank A. Caruso
                                         Chief Financial Officer