Form 10-Q
period 2005-06-03
STRIDE RITE CORP
filed 2005-07-13
CIK 94887

1 of 39
                                                                           pages
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 3, 2005

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .

                         Commission File Number: 1-4404

                       THE STRIDE RITE CORPORATION
         (Exact name of registrant as specified in its charter)

                  Massachusetts                04-1399290
                ------------------           -------------
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

          Yes(X)          No ( )

As of July 12, 2005, 36,277,374 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     June 3,                           May 28,
                                       2005          December 3,        2004
                                   (Unaudited)          2004         (Unaudited)
                                  ---------------   --------------  ------------
  Assets

  Current Assets:
     Cash and cash
     equivalents                      $30,376          $20,005         $17,324

     Marketable securities             40,000           70,850          62,250

     Accounts and notes
       receivable, net                 73,079           47,730          79,278

     Inventories                       98,476           87,790          80,749

     Deferred income taxes             15,134           13,123          15,178

     Other current assets              11,179           15,681          10,734
                                      -------          -------         -------

     Total current assets             268,244          255,179         265,513

  Property and equipment, net          51,758           54,246          57,793

  Other assets                         13,104           11,871          13,193
                                      -------          -------         -------

     Total assets                    $333,106         $321,296        $336,499
                                     ========         ========        ========

















                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                    June 3,                           May 28,
                                      2005         December 3,         2004
                                  (Unaudited)         2004          (Unaudited)
                                 -------------   --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                  $14,647        $21,046          $20,529
     Income taxes payable               17,378         15,316           17,111
     Accrued expenses and other
       liabilities                      20,884         21,377           20,816
                                     ---------      ---------          -------
     Total current liabilities          52,909         57,739           58,456

  Deferred income taxes                    487            487              844
  Pension obligation and other
       long-term liabilities            16,280         16,208           13,145

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                 -               -               -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544       14,237         14,237           14,237
       Shares outstanding -
        36,233,727 on June 3,
        2005, 35,907,478 on
        December 3, 2004 and
        37,723,512 on May 28,
        2004

     Capital in excess of par
        value                           14,634         15,969           15,371

    Retained earnings                  450,067        434,147          431,519
    Accumulated other
        comprehensive loss              (9,223)        (9,398)          (7,927)
     Less cost of 20,712,817
       shares of common stock
        held in treasury
        (21,039,066 on December
        3, 2004 and 19,223,032
        on May 28, 2004)              (206,285)      (208,093)        (189,146)
                                     ----------     ----------        ---------
     Total stockholders' equity        263,430        246,862          264,054
                                     ----------     ----------        ---------

     Total liabilities and
       stockholders' equity           $333,106       $321,296         $336,499
                                      ========       ========         ========



                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                             THE STRIDE RITE CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 For the periods ended June 3, 2005 and May 28, 2004
                       (In thousands, except per share data)

                          Three Months Ended             Six Months Ended
                      ---------------------------   ---------------------------
                        June 3,        May 28,        June 3,       May 28,
                          2005          2004           2005           2004
                      -------------  ------------   ------------  -------------
Net sales              $159,641       $165,009       $310,232      $301,143

Cost of sales            94,430        101,507        184,489       184,628
                      ---------      ---------      ---------     ---------

Gross profit             65,211         63,502        125,743       116,515

Selling and
  administrative
  expenses               47,028         44,589         94,479        85,929
                      ---------      ---------      ---------     ---------

Operating income         18,183         18,913         31,264        30,586


Investment income           380            473            680         1,044
Interest expense            (91)           (82)          (172)         (156)
Other expense, net          (81)           (70)          (138)         (148)
                      ----------     ----------     ----------    ----------
                            208            321            370           740

Income before
  income taxes           18,391         19,234         31,634        31,326

Provision for
  income taxes            6,639          7,334         11,721        11,942
                      ---------      ---------      ---------     ---------

Net income              $11,752        $11,900        $19,913       $19,384
                      =========      =========      =========     =========

Net income per
 common share:
   Diluted              $   .32       $    .30        $   .54      $    .49
                      =========      =========      =========     =========
   Basic                $   .32       $    .31        $   .55      $    .50
                      =========      =========      =========     =========

Dividends per
common share            $   .06       $    .05        $   .11      $    .10
                      =========      =========      =========     =========

Average common
 shares used in
 per share
 computations:
   Diluted               37,185         39,450         37,075        39,887
                      =========      =========      =========     =========
   Basic                 36,175         38,637         36,091        39,029
                      =========      =========      =========     =========





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (Continued)

                            THE STRIDE RITE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the six months ended June 3, 2005 and May 28, 2004
                               (Dollars in thousands)

                                                        2005             2004
                                                    ------------     -----------
Cash flows from operating activities:
   Net income                                         $19,913          $19,384
   Adjustments to reconcile net income to net
     cash (used in) provided by operating
        activities:
   Depreciation and amortization                        6,320            6,495
   Deferred income taxes                               (2,011)            (322)
   Compensation expense related to stock plans            360                -
   Gain related to long-term investments                  (61)               -
   Loss on disposals of property and
   equipment                                               30              226
   Changes in:
      Accounts and notes receivable                   (25,470)         (28,307)
      Inventories                                     (10,720)           1,157
      Other current assets                              7,483           10,051
      Other current liabilities                        (5,520)          (5,708)
      Other long-term assets                           (1,233)           1,122
      Other long-term liabilities                          72                -
   Contribution to pension plan                        (3,000)          (1,000)
                                                      --------         -------
      Net cash(used in)provided by operating
       activities                                     (13,837)           3,098
                                                      --------         -------

Cash flows from investing activities:
   Additions to property and equipment                 (3,863)          (3,712)
   Investments in marketable securities
     available for sale                               (29,325)         (34,050)
   Proceeds from sale of marketable securities
     available for sale                                60,175           63,950
   Distributions from long-term investments                61                -
                                                      -------          -------
      Net cash provided from investing activities      27,048           26,188
                                                      -------          -------

Cash flows from financing activities:
   Proceeds from sale of stock under stock plans        6,172            3,368
   Cash dividends paid                                 (3,598)          (3,947)
   Repurchase of common stock                          (5,758)         (22,455)
                                                      --------         --------
      Net cash used in financing activities            (3,184)         (23,034)
                                                      --------         --------

Effect of exchange rate changes on cash and
      cash equivalents                                    344              (50)
                                                      -------          -------

Net increase in cash and cash equivalents              10,371            6,202

Cash and cash equivalents at beginning of the
   period                                              20,005           11,122
                                                      -------          -------

Cash and cash equivalents at end of the period        $30,376          $17,324
                                                      =======          =======



                 The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

                         THE STRIDE RITE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended June 3, 2005 and May 28, 2004 is unaudited, however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended June 3, 2005 and May 28, 2004 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 3, 2004 on Form 10-K, which included all information and footnotes necessary for such presentation.

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

     Also in the first quarter of fiscal 2005, the Company recorded a one-time non-cash charge to conform its accounting policies with generally accepted accounting principles related to the timing of rent expense for certain retail store locations. The amount of this first quarter cumulative charge was $436,000 before tax and $269,000 after tax. The impact on earnings per share was less than $.01 for both the first quarter and year to date periods. Previously, the Company followed a practice prevalent across the retailing industry, in which it began recording rent expense when the store opened and the lease term commenced. Beginning with the 2005 fiscal year, the Company records rent expense when it takes possession of a store, which occurs before the commencement of the lease term and approximately 30 to 60 days prior to the opening of the store. This results in an acceleration of the commencement of rent expense for each lease, as we begin recording rent expense during the pre-opening period, but a reduction in monthly rent expense, as the total rent due under the lease is amortized over a greater number of months. Financial results for prior periods have not been restated due to the immateriality of these amounts to the consolidated statement of income and the consolidated balance sheet of each prior year.

                           THE STRIDE RITE CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     This change will not affect historical or future cash flows or the timing or amounts of payments under related leases, as this related solely to accounting treatment. Furthermore, it is not expected to have any material impact on future earnings.

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, sales returns allowances, markdowns (which reduce revenues), inventory valuation and income taxes; assumptions related to the defined benefit pension plan; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ materially from those estimates.

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

     At June 3, 2005, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended December 3, 2004 as contained on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25)and related interpretations.

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

                                  Three Months Ended        Six Months Ended

                                June 3,      May 28,      June 3,      May 28,
                                  2005         2004         2005         2004
                               ------------------------------------------------
                                   (In thousands, except for per share data)
Net income, as reported         $11,752      $11,900       $19,913     $19,384

Add:  Stock-based employee
compensation expense included
in net income, net of related
tax effects
                                    164            6          247            6

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects
                                   (645)       (434)       (1,142)        (940)
                               ---------    --------     ---------    ---------

Pro forma net income            $11,271     $11,472       $19,018      $18,450
                               ========     =======      ========     ========

Earnings per share:
   Basic - as reported         $    .32     $   .31       $   .55      $   .50
                               ========     =======      ========     ========
   Basic - pro forma           $    .31     $   .30       $   .53      $   .47
                               ========     =======      ========     ========

   Diluted - as reported       $    .32     $   .30       $   .54      $   .49
                               ========     =======      ========     ========
   Diluted - pro forma         $    .30     $   .29       $   .51      $   .46
                               ========     =======      ========     ========

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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                        Three Months Ended    Six Months Ended
                                        -------------------   ------------------
                                        June 3,    May 28,    June 3,   May 28,
                                          2005      2004       2005       2004
                                        ---------  --------   --------  --------
                                       (In thousands, except for per share data)
Net income                               $11,752   $11,900    $19,913    $19,384

Weighted average common shares
outstanding (basic)                       36,175    38,637     36,091     39,029

Dilutive effect of stock options           1,010       813        984        858
                                         -------   -------    -------    -------

Weighted average common shares
  outstanding (diluted)                   37,185    39,450     37,075     39,887
                                          ======    ======     ======     ======

Earnings per common share
   Basic                                   $ .32     $ .31      $ .55      $ .50
                                           =====     =====      =====      =====

   Diluted                                 $ .32     $ .30      $ .54      $ .49
                                           =====     =====      =====      =====


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                          Second Quarter     First Six Months
                                        -------------------  ------------------
                                           2005       2004      2005      2004
                                        ---------------------------------------
                                                    (In thousands)
Options to purchase shares of common
  stock                                       -      1,079        26       318


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

      Comprehensive income is as follows:

                                     Three Months Ended     Six Months Ended
                                     -------------------    --------------------
                                     June 3,     May 28,     June 3,     May 28,
                                      2005         2004       2005         2004
                                    ----------  ---------   ---------   --------
                                                   (In thousands)
Net income                         $11,752     $11,900      $19,913     $19,384

Other comprehensive
  income(loss):
Foreign currency translation
  adjustments                         ( 70)       (127)         175        (129)
                                   --------    --------     --------    --------
Total comprehensive income         $11,682     $11,773      $20,088     $19,255
                                   =======     =======      =======     =======



     Components  of  accumulated  other   comprehensive   loss  consist  of  the
following:

                                    June 3,         December 3,        May 28,
                                      2005             2004             2004
                                 ---------------  ----------------  --------------
                                                  (In thousands)
Foreign currency  translation
   adjustments                     $    10           $  (165)          $ (346)
Minimum pension liability
   adjustments, net of taxes        (9,233)           (9,233)          (7,581)
                                   --------          --------          -------
Accumulated other
   comprehensive loss              $(9,223)          $(9,398)         $(7,927)
                                   ========          ========         ========


Note 4 - Intangible Assets and Goodwill

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
June 3, 2005                                   (In thousands)
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)
December 3, 2004
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)
May 28, 2004
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Benefit Plans

     The following table summarizes the components of net periodic benefit cost for the Company:

                                     Three Months Ended     Six Months Ended
                                     ---------------------  ---------------------
                                      June 3,    May 28,    June 3,     May 28,
                                       2005        2004       2005       2004
                                     ---------  ---------  ---------  ----------
                                                   (In thousands)
Service cost                          $ 530      $  413     $1,060     $  851
Interest cost                           955         876      1,910      1,806
Expected return on assets            (1,120)       (997)    (2,240)    (1,995)
Net loss recognized                     505         353      1,010        728
Amortization of prior services cost
                                          5           5         10         10
                                     ------      ------     ------     ------
Net periodic benefit cost             $ 875      $  650     $1,750     $1,400
                                     ======      ======     ======     ======


     During the first quarter of fiscal 2005, the Company contributed $3.0 million to the Company's defined benefit pension plan. At this time, the Company does not plan to make any further contributions to its defined benefit pension plan during the 2005 fiscal year. The Company made $1.0 million in contributions during the first six months of fiscal 2004.

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


Note 7 - Business Segments and Related Information

     During the second quarter of fiscal 2005, the Company determined that it has four reportable segments. Prior periods have been recast to conform to the current presentation. The reportable segments are Stride Rite Children's Group - Retail, Stride Rite Children's Group - Wholesale, Tommy Hilfiger Footwear and Other Wholesale Footwear. The Stride Rite Children's Group - Retail segment is comprised of the retail businesses of the Stride Rite Children's Group which encompass the children's retail shoe stores, the outlet

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - BUSINESS SEGMENTS AND RELATED INFORMATION

shoe  stores  and  the  e-commerce  site,  striderite.com.   The  Stride  Rite
Children's Group - Wholesale segment designs and markets children's footwear, primarily for consumers between the ages of six months and ten years, including dress and recreation shoes, boots, sandals and sneakers in traditional and contemporary styles. These products are marketed under our Stride Rite(R), Munchkin (R), Sperry Top-Sider (R), Tommy Hilfiger (R) and Born(R) trademarks in medium to high price ranges and under our Baby Smart (R) trademark in medium to lower price ranges. The Tommy Hilfiger Footwear segment designs and markets a line of dress casual, sport casual and athletic footwear for men and women, using the Tommy Hilfiger (R), and Tommy Girl (R) brand names under a license agreement with Tommy Hilfiger Licensing, Inc. It also has the PRO-Keds (R) trademark, which is now licensed to a third party. The Other Wholesale Footwear segment is comprised of the three other operating segments of the Company, Keds, Sperry Top-Sider and Stride Rite International, which have been aggregated into one reportable segment. Keds designs and markets sneakers and casual footwear for adults and children under the Keds(R) trademark and casual footwear for women under the Grasshoppers (R) label. Sperry Top-Sider designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under the Sperry Top-Sider (R), Sperry (R) and Mainsail (R) trademarks. Stride Rite International distributes all of the Company's product lines to customers outside of the United States.

     The Company has various costs related to shared corporate services, such as warehousing, customer service, credit and collections, finance, human resources, information technology, product sourcing, executive and public company costs. These costs are allocated to the operating segments based on usage or other statistical measures. These allocated costs are not reflected in segment profit contribution, but are reflected in segment operating income. Segment profit contribution includes the gross profit from sales less direct costs, such as payroll and related, advertising and warehouse distribution. Operating income reflects all allocated corporate costs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are based on the way management organizes the segments in order to make operating decisions and to assess performance along types of products sold. The Company primarily evaluates segment performance based on segment profit contribution and operating income. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and marketable securities, assets of the Company's distribution centers, sourcing assets, deferred income taxes and information technology equipment.

     The Unallocated Corporate component of operating income consists primarily of pension expense and certain other costs incurred in support of company-wide activities. Investment income, interest expense and other income and expense are not allocated among the reportable business segments.

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 3, 2005 and May 28, 2004:
                   Stride     Stride
                   Rite       Rite
                   Children's Children's Tommy      Other     Unallocated
Second Quarter     Group -    Group -    Hilfiger   Wholesale Corporate   Consol
2005               Retail     Wholesale  Footwear   Footwear   & Other    idated
--------------     ---------  ---------  ---------  --------  ----------  ------
                                   (In thousands)

Sales              $45,977    $19,491    $24,690    $72,550             $162,708

Intercompany
  sales                            25        954      2,088                3,067

Net sales to
 external
 customers          45,977     19,466     23,736     70,462              159,641

Profit
contribution         6,752      4,157      2,247     16,186               29,342

Operating income     5,636      1,782        666     11,861    (1,762)    18,183

Interest and
  other, net                                                                 208
                                                                         -------
Income before
income taxes                                                              18,391
                                                                         =======
Total assets        38,061     60,942     23,924     91,459   118,720    333,106


                   Stride     Stride
                   Rite       Rite
                   Children's Children's Tommy      Other     Unallocated
Second Quarter     Group -    Group -    Hilfiger   Wholesale Corporate   Consol
2004               Retail     Wholesale  Footwear   Footwear   & Other    idated
----               ---------  ---------  ---------  --------  ----------  ------
                                   (In thousands)
Sales               $43,156   $20,551    $28,656    $75,457             $167,820

Intercompany sales                 23        765      2,023                2,811

Net sales to
external
  customers          43,156    20,528     27,891     73,434              165,009

Profit
contribution          7,514     4,504      2,382     14,119               28,519

Operating income      6,449     2,170        729      9,759      (194)    18,913

Interest and
other, net                                                                   321
                                                                          ------
Income before
income taxes                                                              19,234
                                                                          ======
Total assets         37,329    58,115     27,119    85,637     128,299   336,499

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 3, 2005 and May 28, 2004:

                   Stride     Stride
                   Rite       Rite
                   Children's Children's Tommy      Other     Unallocated
                   Group -    Group -    Hilfiger   Wholesale Corporate   Consol
Six Months 2005    Retail     Wholesale  Footwear   Footwear   & Other    idated
---------------    ---------  ---------  ---------  --------  ----------  ------
                                   (In thousands)
Sales               $81,422   $45,078    $42,944    $146,469            $315,913

Intercompany sales                 51      1,794       3,836               5,681

Net sales to
external
customers            81,422    45,027     41,150     142,633             310,232

Profit
contribution          7,334    10,569      2,612      34,156              54,671

Operating income      5,102     5,819       (549)     25,505    (4,613)   31,264

Interest and
other, net                                                                   370
                                                                          ------
Income before
income taxes                                                              31,634
                                                                          ======
Total assets         38,061    60,942     23,924      91,459   118,720   333,106


                   Stride     Stride
                   Rite       Rite
                   Children's Children's Tommy      Other     Unallocated
                   Group -    Group -    Hilfiger   Wholesale Corporate   Consol
Six Months 2004    Retail     Wholesale  Footwear   Footwear   & Other    idated
---------------    ---------  ---------  ---------  --------  ----------  ------
                                   (In thousands)
Sales               $72,240   $45,601    $48,887    $139,379            $306,107

Intercompany sales                 47      1,279       3,638               4,964

Net sales to
external
  customers          72,240    45,554     47,608     135,741             301,143

Profit
contribution          5,972    10,011      3,947      29,861              49,791

Operating income      3,842     5,343        641      21,141    (381)     30,586

Interest and
other, net                                                                   740
                                                                          ------
Income before
income taxes                                                              31,326
                                                                          ======
Total assets         37,329    58,115     27,119      85,637  128,299    336,499

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Pending Acquisition

     On June 2, 2005, the Company announced it has entered into a definitive agreement to acquire Saucony, Inc. Under the terms of the agreement, Saucony shareholders will receive $23.00 in cash for each Saucony share. The transaction value is approximately $170 million based on the current number of shares of Saucony's common stock outstanding and net option value. The transaction is expected to close in the summer of 2005 and is subject to regulatory approval, the approval by the holders of at least two-thirds of Saucony's Class A shares and the holders of at least two-thirds of Saucony's Class A and B shares voting together as a single class and other customary closing conditions. The Company intends to finance the acquisition with cash on hand, Saucony's existing cash of approximately $30 million and borrowings under a new revolving credit facility that will be led by Bank of America, N.A. and which will include a number of other banks.

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

     Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: the pending acquisition of Saucony, Inc. may not be consummated; the ability of the Company to fully integrate Saucony's operations and employees; the possible failure to retain the Tommy Hilfiger footwear license; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company's products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; unseasonable weather; difficulties in implementing, operating and maintaining the Company's complex information systems and controls, including, without limitation, the systems related to the Company's retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company's products; the underperformance or delay of new products; the ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

retailers, the consolidation or restructuring of such customers, including large chain and department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

Results of Operations
---------------------

     The following table summarizes the Company's performance for the second quarter and first six months of fiscal 2005 as compared to the results for the same periods in fiscal 2004:

Increase (Decrease) Percent vs. 2004 Results:
---------------------------------------------
                                            Second Quarter      Six Months
                                            --------------      ----------
 Net sales                                        (3.3)%            3.0%
 Gross profit                                      2.7%             7.9%
 Selling and administrative expenses               5.5%            10.0%
 Operating income                                 (3.9)%            2.2%
 Income before income taxes                       (4.4)%            1.0%
 Net income                                       (1.2)%            2.7%


Operating Ratios as a Percent of Net Sales:
-------------------------------------------
                                         Second Quarter       Six Months
                                       ------------------ -------------------
                                         2005       2004    2005       2004
                                       --------  --------  -------  ---------

 Gross profit                             40.8%     38.5%     40.5%    38.7%
 Selling and administrative expenses      29.5%     27.0%     30.5%    28.5%
 Operating income                         11.4%     11.5%     10.1%    10.2%
 Income before income taxes               11.5%     11.7%     10.2%    10.4%
 Net income                                7.4%      7.2%      6.4%     6.4%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales
---------

      The second quarter breakdown of net sales is as follows:

                                                                  Percent
                                                                  Change
                                                                 2005 vs.
                                             2005       2004       2004
                                           ---------  ---------  ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale    $19.5      $20.5       (5.2)%
Stride Rite Children's Group - Retail        46.0       43.2        6.5%
                                           ---------  ---------  ----------
Stride Rite Children's Group                 65.5       63.7        2.8%

Keds                                         41.6       48.7       (14.6)%
Tommy Hilfiger Footwear                      24.7       28.7       (13.8)%
Sperry Top-Sider                             23.1       19.7        17.2%
Stride Rite International                     7.9        7.0        11.7%
Elimination of intercompany sales            (3.2)      (2.8)        n/a
                                           ---------  ---------  ----------
Total net sales                            $159.6     $165.0        (3.3)%
                                           =========  =========  ==========

     During the second quarter of fiscal 2005, consolidated net sales decreased $5.4 million to $159.6 million, or 3.3% below the sales level achieved in the second quarter of fiscal 2004. Wholesale net revenues decreased 6.7% for the second quarter of 2005, and overall retail sales, including Keds retail and the e-commerce sites, increased $2.8 million or 6.3% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the second quarter were 5.3% lower than the comparable period in 2004. The Company's average first quality wholesale selling price increased 2.5% from the second quarter of 2004.

     First quality wholesale gross sales decreased by $2.0 million, or 2.0% below the wholesale gross sales level achieved in the second quarter of fiscal 2004. In addition, sales from promotional products decreased $1.3 million and closeout sales decreased $7.5 million from the comparable period in the 2004 fiscal year. The lower level of closeout sales contributed to an improvement in the product mix in net sales, which resulted in an overall improvement in gross profit. Partially offsetting these wholesale sales declines was a $2.7 million decrease in returns and allowances and a $2.8 million increase in retail store sales from the same period in 2004, which resulted in an overall decrease of $5.4 million in consolidated net sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the second quarter of fiscal 2005, the Company's gross profit of $65.2 million increased $1.7 million or 2.7% above the amount recorded during fiscal 2004's second quarter. The higher level of retail sales along with the decrease in returns and allowances contributed to the overall increase in gross profit dollars. The gross profit rate for the fiscal 2005 second quarter improved 2.3 percentage points to 40.8% as compared to the 38.5% rate achieved in the prior year's second quarter. The higher gross profit percentage was largely attributable to the decreased sales of closeout products, primarily in the Keds and Tommy Hilfiger divisions. In addition, fewer markdown allowances and increased company-owned retail store sales also contributed positively to the improved gross profit rate.

Operating Costs
---------------

     During the second quarter of fiscal 2005, selling and administrative expenses were $47.0 million, an increase of $2.4 million or 5.5% as compared to the second quarter of fiscal 2004. As a percent of sales, operating costs were 29.5% in the second quarter of fiscal 2005 compared to 27.0% in the second quarter of fiscal 2004. This increase was principally the result of advertising costs which were 6.1% of net sales during the second quarter of fiscal 2005 versus 5.3% in fiscal 2004, with Keds and Sperry Top-Sider driving most of the increase. Also contributing to the higher expense levels in the fiscal 2005 second quarter were the costs associated with the increased number of Stride Rite Children's Group retail stores.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.2 million in the second quarter of fiscal 2005 versus $0.3 million in the second quarter of fiscal 2004. Investment income related to the Company's cash equivalents and marketable securities was $0.3 million in the second quarter of fiscal 2005, which was a slight increase to the similar category of investment income in the same quarter last year. The higher average interest rates in the second quarter of fiscal 2005 were sufficient to offset the lower average amount of investments. Interest expense remained flat in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 as no short-term borrowings were made during the second quarters of both years.

     The provision for income taxes decreased $0.7 million in the second quarter of fiscal 2005 as compared to the similar period in fiscal 2004. This decrease was due to the lower pre-tax income amount and the lower effective income tax rate. Our effective tax rate was 36.1% in the second quarter of fiscal 2005 as compared to 38.1% in the second quarter of fiscal 2004. The lower tax rate in the second quarter of fiscal 2005 versus the second quarter in fiscal 2004 related primarily to certain tax reserves established in prior years that were no longer required.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the second quarter of fiscal 2005 was $11.8 million, a decrease of $0.1 million, or 1.2% as compared to the same period in the prior year. The lower net sales were offset by a higher gross profit percentage and a lower effective tax rate. This was, however, offset by higher operating costs resulting in a slight decrease in net income. The Company's return on net sales of 7.4% in the second fiscal quarter of 2005 was an improvement versus the 7.2% return on sales recorded for the second fiscal quarter of 2004.

Segments Review
---------------

Stride Rite Children's Group - Retail
-------------------------------------

     The year over year increase in net sales of the Stride Rite Children's Group - Retail was primarily attributable to the 6.5% increase in net sales from the Children's Group company-owned retail stores. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased
1.9% for the second fiscal quarter of 2005. Driving this increase in the comparable stores category was the new "Baby Stages" product launch in specialty stores, as well as improved inventory selection in outlet stores. The shift in the Easter holiday from the second quarter last year to the first quarter this year hurt overall comparable sales in the second quarter of fiscal 2005 as a portion of the sales connected to Easter were pulled into the first fiscal quarter in 2005. At the end of the second quarter of fiscal 2005, the Stride Rite Children's Group - Retail operated 259 stores. This is an increase of 19 stores, or 8% from the end of the same period in the prior year. Current plans call for the opening of approximately 22 retail stores and the closing of 2 underperforming locations during the 2005 fiscal year. During the second quarter of 2005 the Company opened 5 new stores. In addition, the Children's Group - Retail Division converted 2 former Shoe Buzz stores to outlet stores.

     The Stride Rite Children's Group - Retail profit contribution declined due to a lower gross profit percentage versus the prior year. In addition there were higher store operating costs in the second quarter of fiscal 2005, primarily related to the additional stores and increased indirect store costs. The lower operating income compared to last year reflects the contribution decline less the allocated corporate overhead costs.

Stride Rite Children's Group - Wholesale
----------------------------------------

     Sales decreased 5.2% during the second quarter of 2005 as compared to the same quarter last year. This decrease was primarily attributable to decreased sales of first quality products, mainly in the Tommy Hilfiger and Munchkin product lines, as well as a decrease in closeout sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Stride Rite Children's Group - Wholesale profit contribution and operating income declines versus the prior year was primarily related to the impact of the lower sales in fiscal 2005 compared to 2004. A lower gross profit rate in the second quarter of fiscal 2005 also negatively impacted results versus the same period last year.


Tommy Hilfiger Footwear, Inc.
-----------------------------

     The decrease in sales of Tommy Hilfiger men's and women's footwear products during the second quarter of fiscal 2005 was primarily attributable to continued decreased shipments to the department store and independent channels in the Tommy Hilfiger men's product line. The PRO-Keds brand licensing in fiscal 2005 resulted in $1.4 million of the decrease in the comparison to the prior year's Tommy Hilfiger net sales. Starting in fiscal 2005 Tommy Hilfiger Footwear began licensing the PRO-Keds trademark to an independent third party instead of marketing and selling PRO-Keds products directly. This change negatively impacts sales comparisons to the prior year.

     The Tommy Hilfiger profit contribution and operating income declines versus prior year was primarily related to the effect of the lower sales in fiscal 2005 compared to 2004. Weaker gross profit performance of first quality products in the second quarter of fiscal 2005 also negatively effected profit comparisons to the same period in fiscal 2004.


Other Wholesale Footwear
------------------------

     The decrease in sales of the Other Wholesale Footwear segment was primarily attributable to a decline in sales of the Keds product line. The Keds decline was largely attributable to a strategic decision to reduce sales to the moderate and value channels, combined with fewer closeout sales. This decrease was partially offset by a decrease in returns and allowances. Partially offsetting the Keds decrease in sales was the increase in sales of Sperry Top-Sider products during the second quarter of the 2005 fiscal year, which was primarily attributable to strong sales of men's boat shoes and their overall women's product line. The significant growth in men's product sales seen in 2005 resulted from increases in the premium department store, family shoe store and outdoor channels. The women's business had improved distribution in the better department store, independent and outdoor channels, which resulted in increased sales of boat shoes, nautical casuals and canvas. The Stride Rite International division's net sales growth in the second quarter of fiscal 2005 was also able to offset a portion of the Keds decrease in sales and was the result of strong sales of Stride Rite and Keds footwear in Canada, as well as Sperry and Keds footwear in Europe.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The increased profit contribution and operating income versus prior year in this segment was primarily the result of Keds improved gross profit percentage performance due to significantly fewer closeout sales, discounts and allowances. This improvement in gross profit was somewhat offset by increased Keds and Sperry Top-Sider advertising spending.

First Six Months of 2005 Compared to the First Six Months of 2004
-----------------------------------------------------------------

Net Sales
---------

The first six months breakdown of net sales is as follows:

                                                                     Percent
                                                                     Change
                                                                     2005 vs.
                                               2005        2004        2004
                                               ----        ----     ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale       $45.1       $45.6        (1.1)%
Stride Rite Children's Group - Retail           81.4        72.2        12.7%
                                             -------     -------     -------
Stride Rite Children's Group                   126.5       117.8         7.3%

Keds                                            87.3        91.1        (4.3)%
Tommy Hilfiger Footwear                         43.0        48.9       (12.2)%
Sperry Top-Sider                                42.5        34.4        23.5%
Stride Rite International                       16.7        13.8        21.0%
Elimination of intercompany sales               (5.8)       (4.9)        n/a
                                              -------     -------      ------

Total net sales                               $310.2      $301.1         3.0%
                                              ======      ======      =======

     During the first six months of fiscal 2005, consolidated net sales increased $9.1 million to $310.2 million, or 3.0% above the sales level recorded in the first six months of fiscal 2004. Wholesale net revenues remained flat for the first half of 2005, while overall retail sales increased $9.2 million or 12.4% when compared to the same period last year. Unit shipments of first quality merchandise for the wholesale brands during the first half of 2005 were flat with last year's first half. The Company's average first quality wholesale selling price increased 1.5% from the first six months of 2004.

     First quality wholesale gross sales increased by $2.1 million, or 1.0% above the wholesale gross sales level achieved in the first half of fiscal 2004. In addition, returns and allowances decreased $6.1 million and sales of promotional products increased $0.7 million. Offsetting these changes was an $8.8 million decrease in closeout sales. This slight net decrease in overall wholesale net sales was offset by the $9.2 million increase in retail store sales, which resulted in an overall increase of $9.1 million in consolidated sales, as compared to the first half of fiscal 2004.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the first half of fiscal 2005, the Company's gross profit of $125.7 million increased $9.2 million or 7.9% above the amount recorded during the same period last year. The gross profit rate for the first six months of fiscal 2005 improved 1.8 percentage points to 40.5% as compared to the 38.7% rate achieved in the same period last year. The increase in first half gross profit was primarily the result of the higher level of retail sales during the period along with a reduction in wholesale returns and allowances. The improvement in gross profit percentage versus last year was due primarily to the reduction in closeout sales and fewer returns and allowances, as well as the overall increase in retail sales.

Operating Costs
---------------

     Operating expenses for the first six months of fiscal 2005 were $94.5 million, an increase of $8.6 million or 10.0% as compared to the same period in fiscal 2004. As a percent to sales, operating costs were 30.5% in the first half of fiscal 2005 versus 28.5% in the first half of last year. During the first six months of fiscal 2005, advertising expenses as a percent of net sales were 5.8% versus 5.0% in the same period last year. Advertising spending increased primarily in the Keds and Sperry Top-Sider brands. In addition to the higher level of advertising costs, there were increased costs related to retail store expansion, as well as other headcount related costs. Also, the Company recorded a one-time non-cash charge of $0.5 million in the first quarter of fiscal 2005 to conform our accounting policies with generally accepted accounting principles related to the timing of rent expense for certain locations.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.4 million in the first six months of fiscal 2005 and by $0.7 million in the first six months of fiscal 2004. Investment income in the first half of fiscal 2005 was $0.4 million below the same period of fiscal 2004. Higher average interest rates were not sufficient to offset lower average investments. Interest expense in the first half of fiscal 2005 was flat with the level recorded last year. There were no short-term borrowings during the first half of either fiscal 2005 and 2004.

     The provision for income taxes decreased $0.2 million in the first half of fiscal 2005 as compared to the similar period in fiscal 2004. This slight decrease was primarily due to the lower effective income tax rate offsetting the slightly higher pre-tax income amount. During the first half of fiscal 2005, the effective tax rate was 37.1% as compared to the 38.1% rate during last year's first half. The lower tax rate during the first six months of fiscal 2005 versus fiscal 2004 related primarily to tax reserves established in prior years that were no longer required.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the first six months of fiscal 2005 was $19.9 million, an increase of $0.5 million, or 2.7% above that of the same period in the prior year. Increased net sales and the resulting improvement in gross profit dollars were offset by higher operating expenses. Lower other expense, net combined with our lower effective income tax rate led to the increase in net income during the first half of fiscal 2005 versus the same period last year. The Company's return on net sales of 6.4% in the first fiscal half of 2005 was flat when compared to the same period last year.


Segments Review
---------------

Stride Rite Children's Group - Retail
-------------------------------------

     Sales of the Children's Group - Retail company-owned stores, increased 12.7% during the first six months of fiscal 2005 versus the same period last year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 4.4% for the first half of fiscal 2005. A major reason for the increase in the comparable store sales results was the new "Baby Stages" product launch in specialty stores as well as improved inventory selection in outlet stores. The Stride Rite Children's Group - Retail profit contribution and operating income increases versus the prior year were primarily related to the impact of the 2005 sales increase compared to the prior year. During the first six months of 2005 the Company opened 9 new stores and closed 1 underperforming location for a net increase of 8 stores. In addition, the Children's Group - Retail division converted 2 former Shoe Buzz stores to outlet stores. Store operating costs and indirect store costs increased at a greater rate than sales when compared to last year. This increase in costs related to the greater number of stores, higher management support costs and upgraded information technology costs.


Stride Rite Children's Group - Wholesale
----------------------------------------

     Sales decreased 1.1% during the first six months of 2005 versus the same period last year. The decrease in sales in the first half of fiscal 2005 versus the same period in the prior year was principally the result of lower sales in the Tommy Kids and Munchkin product lines, as well as a decrease in sales of closeouts. Partially offsetting these declines were increases in first quality sales of the Stride Rite product line as well as a decrease in returns.

     The Stride Rite Children's Group - Wholesale's profit contribution and operating income increased compared to prior year largely due to reduced direct operating costs. These cost decreases related primarily to bad debt reserve reductions and lower freight expenses. In addition, the gross profit percentage for the first six months of fiscal 2005 was slightly higher than for the same period in the prior year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tommy Hilfiger Footwear
-----------------------

     The decrease in the Tommy Hilfiger Footwear unit's sales performance during the first six months of fiscal 2005 was primarily attributable to declines in the core men's product line. The Tommy Hilfiger men's and women's sales during the first six months of fiscal 2005 were below the sales level when compared to the same period in the prior year. The PRO-Keds licensing in fiscal 2005 contributed to $2.1 million of the decrease in Tommy Hilfiger net sales for the first half of fiscal 2005. Beginning in fiscal 2005, Tommy Hilfiger Footwear started licensing the PRO-Keds trademark to an independent third party instead of marketing and selling the products directly. This change has negatively impacted sales comparisons to the prior year.

     The Tommy Hilfiger profit contribution and operating income declines versus the prior year were primarily related to the lower sales in fiscal 2005 compared to 2004 and the impact of weaker gross profit performance of both first quality and closeout products.


Other Wholesale Footwear
------------------------

     Sales of the Other Wholesale Footwear segment for the first six months of fiscal 2005 were above the levels achieved in the prior year primarily due to the strong performance of Sperry Top-Sider and Stride Rite International. Sales of Sperry Top-Sider products increased for the first six months of fiscal 2005. This increase was primarily the result of a strong performance in the men's product line, particularly in the premium department store and outdoor channels in the boat shoe category. Adding to this was continued strong sales of the women's product line primarily with the boat shoe, nautical casual and canvas product lines. The Stride Rite International division had a 21.0% increase in net sales for the first half of 2005, versus the same period in the prior year. Increased sales of Tommy Hilfiger in Central and South America, as well as Keds and Sperry Top-Sider products in Canada and Europe, were the primary reasons for the increase.

     These sales gains were partially offset by the performance of the Keds division. Keds sales decreased in the first half of fiscal 2005 due primarily to the strategic repositioning of the Keds brand as a higher-priced product line with improved styling. This resulted in solid sales to the premium retail channel, but reduced sales to moderate and value channel retailers. Sales of both Grasshoppers and Keds children's products, which are included in the Keds results, were also down as compared to the same period last year. Solid performances of the Champion(R) and Microstretch(TM) products as well as a decrease in returns and allowances were offset by fewer closeout and sandal product sales compared to last year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The increased profit contribution and operating income within the Other Wholesale Footwear segment was primarily the result of the effect of both the higher sales and increased gross profit percentage rate in fiscal 2005 versus 2004. The improved gross profit percentage was principally due to Keds overall higher average selling prices, improved returns and allowances performance and increased royalty income. This was somewhat offset by increased advertising spending in both Keds and Sperry Top-Sider.

Liquidity and Capital Resources
-------------------------------

     At the end of the second fiscal quarter of 2005, our balance sheet reflected a current ratio of 5.1 to 1 with no debt. Our cash, cash equivalents and marketable securities totaled $70.4 million at June 3, 2005, a decrease of $9.2 million from the total cash, cash equivalents and marketable securities of $79.6 million at the end of the second quarter of fiscal 2004. The Company maintains a $75 million revolving credit facility to fund any seasonal working capital needs. No borrowings under this line of credit were outstanding as of June 3, 2005 or May 28, 2004.

     During the first six months of fiscal 2005, the Company used $13.8 million of cash to fund operating needs. This use of cash to fund operations was unfavorable when compared to the generation of $3.1 million of cash during the first half of fiscal 2004. Inventory levels at the end of the second quarter of fiscal 2005 increased $17.7 million, or 22.0% from the levels recorded at the end of the prior year's second quarter. The increase in inventory related primarily to the timing of product receipts, increased levels of in-line products and the higher number of retail stores. Accounts receivable at June 3, 2005 were $6.2 million or 7.8% lower than the amount at the end of last year's second quarter. Days sales outstanding ("DSO"), which measures the length of the collection period for accounts receivable, was 42 days at the end of the second fiscal quarter of 2005 and was similar to the DSO of 41 days at the end of the same period last year. Accounts payable, at the end of the second quarter of fiscal 2005, decreased $5.9 million from the level recorded at the end of the prior year's second quarter. This decrease was primarily the result of the timing of payments and the reduction of a large vendor payment. During the first fiscal quarter of 2005, the Company also contributed $3.0 million to its defined benefit pension plan. The Company does not plan to make any further contributions to its defined benefit pension plan during the 2005 fiscal year.

     Additions to property and equipment totaled $3.9 million in the first half of 2005, which was similar to the $3.7 million in the first half of 2004. Funding of our capital expenditures was provided from internal sources. We expect that all capital purchases during fiscal 2005 will be provided for internally, however if business conditions change and do not allow for internal funding, we will re-evaluate our plans.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first half of fiscal 2005 we returned $9.4 million to shareholders through share repurchases and cash dividends. We spent $5.8 million to repurchase 437,300 common shares under our share repurchase program. As of June 3, 2005, we have approximately 4.1 million shares remaining on our share repurchase authorization. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     At the end of the second quarter of fiscal 2005, there were no borrowings outstanding under the Company's $75 million revolving credit facility. This is consistent with the second quarter of fiscal 2004. We did not utilize any available credit under the revolving credit line during the first quarter of fiscal 2005. Borrowings were not required during the quarter primarily because we entered the year with no outstanding debt and significant cash, cash equivalents and marketable securities balances. As of June 3, 2005 letters of credit totaling $44.5 million were outstanding for the purchase of inventories. The issuance of letters of credit for inventory purchases does not impact the Company's borrowing capacity under the revolving line of credit because these letters of credit are supported by other uncommitted lines of credit. All letters of credit generally expire within one year.

     On June 2, 2005, the Company announced it has entered into a definitive agreement to acquire Saucony, Inc. Under the terms of the agreement, Saucony shareholders will receive $23.00 in cash for each Saucony share. The transaction value is approximately $170 million based on the current number of shares of Saucony's common stock outstanding and net option value. The transaction is expected to close in the summer of 2005 and is subject to regulatory approval, the approval by the holders of at least two-thirds of Saucony's Class A shares and the holders of at least two-thirds of Saucony's Class A and B shares voting together as a single class and other customary closing conditions. The Company intends to finance the acquisition with cash on hand, Saucony's existing cash of approximately $30 million and borrowings under a new revolving credit facility that will be led by Bank of America, N.A. and which will include a number of other banks.

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

                           THE STRIDE RITE CORPORATION

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

     There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Our repurchases of equity securities for the second quarter of fiscal 2005 were as follows:

                                                           Total
                                                           Number of  Maximum
                                                           Shares     Number
                                                           Purchased  of Shares
                                      Total      Average   As Part    that May
                                      Number     Price     of         Yet Be
                                      of         Paid      Publicly   Purchased
                                      Shares     Per       Announced  Under the
Period                                Purchased  Share     Plan       Plan
--------------------------------------------------------------------------------

March 5, 2005 - April 1, 2005                -         -          -  4,062,594

April 2, 2005 - May 6, 2005              5,100    $13.03      5,100  4,057,494

May 7, 2005 - June 3, 2005                   -         -          -  4,057,494

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on April 14, 2005. The three directors nominated by the Company's Board of Directors were elected by the vote set forth below:

                                                        Votes
                                            ------------------------------
              Name of Director              For           Withheld
              --------------------------    ------------------------------
              F. Lance Isham                32,951,518    687,740
              Frank R. Mori                 32,907,033    732,225
              Bruce Van Saun                32,943,793    695,465

     The Company's other directors, whose term of office continues after the 2005 stockholders' meeting, are as follows:

                           David M. Chamberlain
                           Christine M. Cournoyer
                           Shira D. Goodman
                           James F. Orr III
                           Myles J. Slosberg

     The Company's shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as auditors of the Company for the 2005 fiscal year by the vote set forth below:

                        Votes
             -----------------------------------------------
                 For           Against       Abstentions
                 ---           -------       -----------
             33,109,331        504,885         25,042


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

                            THE STRIDE RITE CORPORATION

         ITEM 6.     EXHIBITS

                10.1 Agreement and Plan of Merger, dated June 1, 2005 among The Stride Rite Corporation, Saucony, Inc. and OC, Inc. (excluding schedules, which the registrant agrees to furnish supplementally to the Commission upon request). This document was filed as
                                     Exhibit 2.1 to the  registrant's  form
                                     8-K    filed    on   June   3,    2005
                                     incorporated herein by reference.

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



Date:  July 13, 2005                By:  /s/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer