Form 10-Q
period 2005-09-02
STRIDE RITE CORP
filed 2005-10-12
CIK 94887

1 of 42
                                                                          pages
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                      For the quarterly period ended September 2, 2005

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

          Yes(X)          No ( )

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes( )          No (X)

As of October 11, 2005, 36,249,629 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   September 2,                      August 27,
                                       2005          December 3,        2004
                                   (Unaudited)          2004        (Unaudited)
                                 ---------------   --------------  -------------
  Assets

  Current Assets:
     Cash and cash
      equivalents                     $92,281          $20,005         $19,056

     Marketable securities                  -           70,850          65,850

     Accounts and notes
      receivable, net                  70,440           47,730          69,998

     Inventories                       86,171           87,790          80,604

     Deferred income taxes             16,363           13,123          15,167

     Other current assets              10,384           15,681          10,140
                                     --------         --------        --------

     Total current assets             275,639          255,179         260,815

  Property and equipment, net          50,964           54,246          56,874

  Other assets                         14,039           11,871          12,582
                                     --------         --------        --------

     Total assets                    $340,642         $321,296        $330,271
                                     ========         ========        ========

















                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                  September 2,                      August 27,
                                      2005         December 3,         2004
                                  (Unaudited)         2004          (Unaudited)
                                ---------------  --------------   --------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                $12,843          $21,046           $17,450
     Income taxes payable             19,135           15,316            17,288
     Accrued expenses and other
       liabilities                    23,553           21,377            21,164
                                   ---------        ---------      ------------
     Total current liabilities        55,531           57,739            55,902

  Deferred income taxes                  303              487               844
  Pension obligation and other
       long-term liabilities          16,184           16,208            13,145

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                -                -               -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued - 56,946,544
       Shares outstanding -
        36,247,259 on
        September 2,2005,
        35,907,478 on
        December 3, 2004 and
        36,947,413 on August
        27,2004                       14,237           14,237            14,237

     Capital in excess of par
       value                          14,474           15,969            15,288

    Retained earnings                455,598          434,147           435,890
    Accumulated other
        comprehensive loss            (9,022)          (9,398)          (7,796)
     Less cost of 20,699,285
        shares of common stock
        held in treasury
        (21,039,066 on December
        3, 2004 and 19,999,131
        on August 27, 2004)         (206,663)        (208,093)        (197,239)
                                   ---------        ---------         --------
     Total stockholders' equity      268,624          246,862          260,380
                                   ---------        ---------         --------

     Total liabilities and
        stockholders' equity        $340,642         $321,296         $330,271
                                   =========        =========         ========



                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                             THE STRIDE RITE CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For the periods ended September 2, 2005 and August 27, 2004
                         (In thousands, except per share data)

                         Three Months Ended             Nine Months Ended

                     September 2,    August 27,    September 2,     August 27,
                         2005           2004           2005            2004
                    ---------------  ------------  --------------   ------------
Net sales           $146,237         $140,382      $456,469         $441,525

Cost of sales         88,047           89,197       272,536          273,825
                    --------         --------      --------         --------

Gross profit          58,190           51,185       183,933          167,700

Selling and
  administrative
  expenses            47,136           41,831       141,615          127,760
                    --------         --------      --------         --------

Operating income      11,054            9,354        42,318           39,940


Investment income        441              298         1,120            1,342
Interest expense         (84)             (79)         (255)            (235)
Other income
(expense), net           338              (85)          200             (233)
                    --------         ---------     --------         --------
                         695              134         1,065              874

Income before
  income taxes        11,749            9,488        43,383           40,814

Provision for
  income taxes         4,034            3,269        15,755           15,211
                    --------         --------      --------         --------

Net income            $7,715           $6,219       $27,628          $25,603
                    ========         ========      ========         ========

Net income per
   common share:
   Diluted            $  .21           $  .16       $   .74          $   .65
                    ========         ========      ========         ========
   Basic              $  .21           $  .17       $   .76          $   .66
                    ========         ========      ========         ========

Dividends per
   common share       $  .06           $  .05       $   .17          $   .15
                    ========         ========      ========         ========

Average common
 shares used in
   per share
   computations:
   Diluted            37,396           38,159        37,188           39,311
                    ========         ========      ========         ========
   Basic              36,292           37,467        36,158           38,508
                    ========         ========      ========         ========



                     The accompanying notes are an integral part of the
                        condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the nine months ended September 2, 2005 and August 27, 2004
                            (Dollars in thousands)

                                                        2005             2004
                                                    --------------   -----------
Cash flows from operating activities:
   Net income                                         $27,628          $25,603
   Adjustments to reconcile net income to net
      cash provided by operating
      activities:
   Depreciation and amortization                        9,481            9,478
   Deferred income taxes                               (3,425)            (311)
   Compensation expense related to stock plans            568                -
   Gain related to long-term investments                  (61)               -
   Loss on disposals of property and equipment            152              218
   Changes in:
      Accounts and notes receivable                   (22,649)         (18,899)
      Inventories                                       1,633            1,332
      Other current assets                              8,307           10,655
      Other current liabilities                        (3,102)          (8,281)
      Other long-term assets                           (2,167)           1,733
      Other long-term liabilities                         (25)               -
   Contribution to pension plan                        (3,000)          (1,000)
                                                    ---------        ---------
      Net cash provided by operating
      activities                                       13,340           20,528
                                                    ---------        ---------


Cash flows from investing activities:
   Additions to property and equipment                 (6,351)          (5,767)
   Investments in marketable securities
      available for sale                              (29,325)         (51,550)
   Proceeds from sale of marketable securities
      available for sale                              100,175           77,850
   Distributions from long-term investments                61                -
                                                    ---------        ---------
      Net cash provided from investing activities      64,560           20,533
                                                    ---------        ---------

Cash flows from financing activities:
   Proceeds from sale of stock under stock plans        7,628            3,981
   Cash dividends paid                                 (5,772)          (5,824)
   Repurchase of common stock                          (7,771)         (31,249)
                                                    ---------        ---------
      Net cash used in financing activities            (5,915)         (33,092)
                                                    ---------        ---------


Effect of exchange rate changes on cash and
      cash equivalents                                    291              (35)
                                                    ---------        ----------

Net increase in cash and cash equivalents              72,276            7,934

Cash and cash equivalents at beginning of the
period                                                 20,005           11,122
                                                    ---------        ---------

Cash and cash equivalents at end of the period        $92,281          $19,056
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

PART I - FINANCIAL INFORMATION (Continued)

                           THE STRIDE RITE CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended September 2, 2005 and August 27, 2004 is unaudited, however, such information includes all adjustments
(including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended September 2, 2005 and August 27, 2004 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 3, 2004 on Form 10-K, which included all information and footnotes necessary for such presentation.

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

     Also in the first quarter of fiscal 2005, the Company recorded a one-time non-cash charge to conform its accounting policies with generally accepted accounting principles related to the timing of rent expense for certain retail store locations. The amount of this first quarter cumulative charge was $436,000 before tax and $269,000 after tax. The impact on earnings per share was less than $.01 for both the first quarter and year to date periods. Previously, the Company followed a practice prevalent across the retailing industry, in which it began recording rent expense when the store opened and the lease term commenced. Beginning with the 2005 fiscal year, the Company records rent expense when it takes possession of a store, which occurs before the commencement of the lease term and approximately 30 to 60 days prior to the opening of the store. This results in an acceleration of the commencement of rent expense for each lease, as the Company begins recording rent expense during the pre-opening period, but a reduction in monthly rent expense, as the total rent due under the lease is amortized over a greater number of months. Financial results for prior periods have not been restated due to the immateriality of these amounts to the consolidated statement of income and the consolidated balance sheet of each prior year.

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

Stock Purchase and Option Plans

     During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board (FASB)- Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 requires that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002.

     At September 2, 2005, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the Company's consolidated financial statements for the fiscal year ended December 3, 2004 as contained on Form 10-K. The Company accounts for these plans under the recognition and
measurement   principles  of  Accounting   Principles   Board  Opinion  No.  25,
"Accounting   for   Stock   Issued   to   Employees",   (APB  25)  and   related
interpretations.

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

                                  Three Months Ended        Nine Months Ended

                                Sept. 2,     Aug. 27,      Sept. 2,     Aug. 27,
                                  2005         2004          2005         2004
                              --------------------------------------------------
                                   (In thousands, except for per share data)
Net income, as reported         $7,715        $6,219      $27,628      $25,603

Add:  Stock-based employee
compensation expense included
in net income, net of related
tax effects                        146             3          393            9

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects
                                  (671)         (492)      (1,813)      (1,432)
                               --------     ---------    ---------    ---------

Pro forma net income            $7,190        $5,730      $26,208      $24,180
                               =======      ========     ========     ========

Earnings per share:
   Basic - as reported          $  .21       $   .17      $   .76      $   .66
                               =======      ========     ========     ========
   Basic - pro forma            $  .20       $   .15      $   .72      $   .63
                               =======      ========     ========     ========

   Diluted - as reported        $  .21       $   .16      $   .74      $   .65
                               =======      ========     ========     ========
   Diluted - pro forma          $  .19       $   .15      $   .70      $   .62
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

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                   Three Months Ended        Nine Months Ended

                                 Sept. 2,     Aug. 27,     Sept. 2,    Aug. 27,
                                   2005         2004         2005         2004
                                -----------  ----------   ---------   ----------
                                         In thousands, per share data
Net income                         $7,715      $6,219     $27,628       $25,603

Weighted average common shares
  outstanding (basic)              36,292      37,467      36,158        38,508

Dilutive effect of stock options    1,104         692       1,030           803
                                   ------      ------      ------        ------

Weighted average common shares
  outstanding (diluted)            37,396      38,159      37,188        39,311
                                   ======      ======      ======        ======

Earnings per common share
   Basic                             $.21        $.17        $.76          $.66
                                   ======      ======      ======        ======

   Diluted                           $.21        $.16        $.74          $.65
                                   ======      ======      ======        ======


     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                          Third Quarter       First Nine Months
                                        -------------------  ------------------
                                           2005       2004      2005      2004
                                        --------  ---------  --------  --------
                                                    (In thousands)
Options to purchase shares of common
  stock                                       -      1,130         4     1,043


                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

      Comprehensive income is as follows:

                                     Three Months Ended       Nine Months Ended
                                     ------------------       -----------------
                                   Sept. 2,      Aug. 27,    Sept. 2,   Aug. 27,
                                     2005         2004         2005       2004
                                  ----------   -----------  ---------- ---------
                                                   (In thousands)
Net income                          $7,715      $6,219      $27,628     $25,603

Other comprehensive income:
Foreign currency translation
adjustments                            201         131          376           2
                                   -------     -------      -------     -------

Total comprehensive income          $7,916      $6,350      $28,004     $25,605
                                   =======     =======      =======     =======



     Components  of  accumulated  other   comprehensive   loss  consist  of  the
following:

                                  September 2,      December 3,      August 27,
                                      2005             2004             2004
                                 ---------------  ----------------  ------------
                                                  (In thousands)
Foreign currency  translation
   adjustments                         $211            $(165)            $(215)
Minimum pension liability
   adjustments, net of taxes         (9,233)          (9,233)           (7,581)
                                   ---------        ---------         ---------
Accumulated other
   comprehensive loss               $(9,022)         $(9,398)          $(7,796)
                                   =========        =========          ========


Note 4 - Intangible Assets and Goodwill

     The following table summarizes the Company's intangible assets and goodwill balances:

                               Intangible assets not subject to amortization
                               ------------------------------------------------
                                                  Trademark
                                  Goodwill         Rights           Total
-------------------------------------------------------------------------------
September 2, 2005                              (In thousands)
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)
December 3, 2004
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)
August 27, 2004
  Gross carrying amount           $3,067          $2,980          $6,047
  Accumulated amortization        (2,159)         (1,290)         (3,449)


                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Benefit Plans

     The following table summarizes the components of net periodic benefit cost for the Company:

                                  Three Months Ended         Nine Months Ended
                                ------------------------   ---------------------
                               Sept. 2,      Aug. 27,      Sept. 2,     Aug. 27,
                                 2005          2004          2005         2004
                              ------------  ----------   ----------  ----------
                                                 (In thousands)
Service cost                      $506          $431       $1,566      $1,282
Interest cost                      943           886        2,853       2,692
Expected return on assets       (1,117)         (994)      (3,357)     (2,989)
Net loss recognized                476           428        1,486       1,156
Amortization of prior
service cost                         4             7           14          17
                                ------        ------       ------      ------

Net periodic benefit cost         $812          $758       $2,562      $2,158
                                ======        ======       ======      ======


     During the first quarter of fiscal 2005, the Company contributed $3.0 million to the Company's defined benefit pension plan. At this time, the Company does not plan to make any further contributions to its defined benefit pension plan during the 2005 fiscal year. The Company made $1.0 million in contributions during the first nine months of fiscal 2004.

Note 6 - Contingencies

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. In early January 2004, the Company finalized the terms of the license agreement, which will expire in March 2007. The Company expects to meet our obligations under the Tommy Hilfiger license agreement and accordingly, the Company believes that no provision is currently required for costs related to the potential loss of this license. If the Company loses the Tommy Hilfiger license, our business would be materially and adversely affected.


Note 7 - Business Segments and Related Information

     During the second quarter of fiscal 2005, the Company determined that it had four reportable segments. Prior periods have been recast to conform to the current presentation. The reportable segments are Stride Rite Children's Group - Retail, Stride Rite Children's Group - Wholesale, Tommy Hilfiger Footwear and Other Wholesale Footwear. The Stride Rite Children's Group - Retail segment is comprised of the retail businesses of the Stride Rite Children's Group which encompass the children's retail shoe stores, the outlet

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Business Segments and Related Information - (Continued)

shoe  stores  and  the  e-commerce  site,  striderite.com.    The  Stride  Rite
Children's Group - Wholesale segment designs and markets children's footwear, primarily for consumers between the ages of six months and ten years, including dress and recreation shoes, boots, sandals and sneakers in traditional and contemporary styles. These products are marketed under our Stride Rite(R), Munchkin(R), Sperry Top-Sider(R), Tommy Hilfiger(R) and Born(R) trademarks in medium to high price ranges and under our Baby Smart (R) trademark in medium to lower price ranges. The Tommy Hilfiger Footwear segment designs and markets a line of dress casual, sport casual and athletic footwear for men and women, using the Tommy Hilfiger(R), and Tommy Girl(R) brand names under a license agreement with Tommy Hilfiger Licensing, Inc. The financial results of the PRO-Keds(R) trademark, which is now licensed to a third party are also reported in the Tommy Hilfiger segment. The Other Wholesale Footwear segment is comprised of the three other operating segments of the Company, Keds, Sperry Top-Sider and Stride Rite International, which have been aggregated into one reportable segment. Keds designs and markets sneakers and casual footwear for adults and children under the Keds(R) trademark and casual footwear for women under the Grasshoppers(R) label. Sperry Top-Sider designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under the Sperry Top-Sider(R), Sperry(R) and Mainsail(R) trademarks. Stride Rite International distributes all of the Company's product lines to customers outside of the United States.

     The Company has various costs related to shared corporate services, such as warehousing, customer service, credit and collections, finance, human resources, information technology, product sourcing, executive and public company costs. These costs are allocated to the operating segments based on usage or other statistical measures and are reflected in segment operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are based on the way management organizes the segments in order to make operating decisions and to assess performance with the types of products sold. The Company primarily evaluates segment performance based on segment operating income. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and marketable securities, assets of the Company's distribution centers, sourcing assets, deferred income taxes and information technology equipment.

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

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 2, 2005 and August 27, 2004:

              Stride      Stride
              Rite        Rite
              Children's  Children's  Tommy      Other      Un-allocated
Third         Group -     Group -     Hilfiger   Wholesale    Corporate  Consol-
Quarter 2005  Retail      Wholesale   Footwear   Footwear      & Other    idated
------------  ----------  ----------  ---------  ----------  ----------  -------
                                   (In thousands)

        Sales   $48,193     $29,169    $18,311     $53,386              $149,059

 Intercompany
        sales                    26      1,207       1,589                 2,822

 Net sales to
external
    customers    48,193      29,143     17,104      51,797               146,237



    Operating
       income     4,883       5,560      (434)       3,829     (2,784     11,054

 Interest and
   other, net                                                                695
                                                                             ---

 Income before
   income taxes                                                           11,749
                                                                          ======

 Total assets    41,802      59,359     19,790      79,810     139,881   340,642


              Stride       Stride
              Rite         Rite
              Children's   Children's  Tommy      Other      Un-allocated
Third         Group -      Group -     Hilfiger   Wholesale   Corporate  Consol-
Quarter 2004  Retail       Wholesale   Footwear   Footwear    & Other    idated
------------  ----------   ----------  ---------  ---------  ----------  -------
                                   (In thousands)

        Sales    $40,253     $30,871    $25,018    $47,045              $143,187

 Intercompany
        sales                     23        850      1,932                 2,805

 Net sales to
     external
    customers     40,253      30,848     24,168     45,113               140,382

    Operating
       income      1,961       5,978        295      2,837     (1,717)     9,354

 Interest and
   other, net                                                                134
                                                                             ---

 Income before
 income taxes                                                              9,488
                                                                           =====

 Total assets     40,278      64,232     29,447     65,855     130,459   330,271

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 2, 2005 and August 27, 2004:

              Stride      Stride
              Rite        Rite
              Children's  Children's  Tommy      Other      Un-allocated
Nine Months   Group -     Group -     Hilfiger   Wholesale   Corporate   Consol-
2005          Retail      Wholesale   Footwear   Footwear     & Other    idated
----          ----------  ----------  ---------  ---------  ----------  --------
                                   (In thousands)

        Sales  $129,615     $74,247    $61,255   $199,855               $464,972

 Intercompany
        sales                    77      3,001      5,425                  8,503

 Net sales to
     external
    customers   129,615      74,170     58,254    194,430                456,469



    Operating
       income     9,985      11,379      (983)     29,334     (7,397)     42,318

 Interest and
  other, net                                                               1,065
                                                                           -----

 Income before
 income taxes                                                             43,383
                                                                          ======

 Total assets    41,802      59,359     19,790     79,810     139,881    340,642

              Stride      Stride
              Rite        Rite
              Children's  Children's   Tommy     Other       Un-allocated
Nine Months   Group -     Group -      Hilfiger  Wholesale    Corporate  Consol-
2004          Retail      Wholesale    Footwear  Footwear     & Other    idated
----          ----------  -----------  --------  ----------  ----------  -------
                                   (In thousands)

        Sales  $112,493      $76,472   $73,905    $186,424              $449,294

 Intercompany
        sales                     70     2,129       5,570                 7,769

 Net sales to
     external
    customers   112,493       76,402    71,776     180,854               441,525

    Operating
       income     5,803       11,321       936      23,978     (2,098)    39,940

 Interest and
   other, net                                                                874
                                                                             ---

 Income before                                                            40,814
 income taxes                                                             ======

 Total assets    40,278       64,232    29,447      65,855     130,459   330,271

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Acquisition

     On September 16, 2005, the Company completed the acquisition of all of the outstanding Class A and Class B common shares of Saucony, Inc. ("Saucony") for $23.00 per share in cash for a total purchase price of approximately $159.5 million not including Saucony's cash of approximately $37.0 million. The Company also paid approximately $12.1 million in settlement of all outstanding Saucony employee stock options. The results of Saucony's operations will be included in the consolidated financial statements after that date. Headquartered in Peabody, Massachusetts, Saucony is a designer, developer, marketer and retailer of performance oriented athletic footwear, athletic apparel and casual footwear. The acquisition will be accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No 141 "Business Combinations".

Note 9 - Credit Agreement

     On September 16, 2005, the Company entered into a new credit facility for an aggregate amount up to $275.0 million, with $200.0 million currently committed with a group of nine banks, led by Bank of America, N.A. as Administrative Agent. The credit agreement expires September 16, 2010. The facility consists of a $200.0 million revolving credit facility (which replaced an existing $75.0 million revolving credit facility). The revolving credit facility, which was used in part to fund the Saucony, Inc. acquisition, is available for working capital and general corporate purposes, and also provides for the issuance of commercial and standby letters of credit. The Company borrowed $85.0 million from the credit facility on September 16, 2005 to fund the closing of the Saucony acquisition.

     Under the revolving credit facility, interest rates and facility fees are determined according to a pricing grid providing a margin rate over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the Bank of America prime rate). The applicable fees and margins are determined by the Company's leverage ratio which is defined as consolidated total funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA").

     Deferred financing costs incurred of $1.8 million related to the $200 million credit facility were capitalized and are being amortized over the expected life of the agreement. These costs are included in other non-current assets on the balance sheet.

     The present and future domestic subsidiaries of the Company and the material foreign subsidiaries have agreed to guarantee the obligations under the credit agreement. All domestic subsidiaries of the Company have entered into a guaranty agreement, dated September 16, 2005, with Bank of America, N.A., as administrative agent.

     In addition, the credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is

                           THE STRIDE RITE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


adjusted  in  accordance  with   the  Company's  consolidated  net  income  and
restricted payments. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (debt to EBITDA) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants limiting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company's common stock or declaring cash dividends in respect thereof).

Refer to the Form 8-K filed by the Company with the Securities and Exchange Commission on September 22, 2005 for additional information.

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

     Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: the inability to fully realize the anticipated benefits from the acquisition of Saucony, the challenges of achieving the expected synergies with Saucony, the possibility of incurring costs or difficulties related to the integration of the businesses of Stride Rite and Saucony; the possible failure to retain the Tommy Hilfiger footwear license; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company's products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; unseasonable weather; difficulties in implementing, operating and maintaining the Company's complex information systems and controls, including, without limitation, the systems related to the Company's retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company's products; the underperformance or delay of new products; the ability to secure and protect

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

trademarks, patents and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers, the consolidation or restructuring of such customers, including large chain and department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting policies and estimates in the Company's Annual Report on Form 10--K for the fiscal year ended December 3, 2004 for additional information.

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

Results of Operations
---------------------

     The following table summarizes the Company's performance for the third quarter and first nine months of fiscal 2005 as compared to the results for the same periods in fiscal 2004:

Increase Percent vs. 2004 Results:
----------------------------------
                                            Third Quarter      Nine Months
                                            -------------      -----------

 Net sales                                             4.2%              3.4%
 Gross profit                                         13.7%              9.7%
 Selling and administrative expenses                  12.7%             10.8%
 Operating income                                     18.2%              6.0%
 Income before income taxes                           24.0%              6.3%
 Net income                                           24.1%              7.9%


Operating Ratios as a Percent of Net Sales:
-------------------------------------------
                                         Third Quarter       Nine Months
                                       --------------------------------------
                                         2005       2004    2005       2004
                                       ---------  --------  --------  --------

 Gross profit                             39.8%     36.5%     40.3%    38.0%
 Selling and administrative expenses      32.2%     29.8%     31.0%    28.9%
 Operating income                          7.6%      6.7%      9.3%     9.0%
 Income before income taxes                8.0%      6.8%      9.5%     9.2%
 Net income                                5.3%      4.4%      6.1%     5.8%

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
                                             2005       2004       2004
                                           ---------  ---------  ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale    $29.2      $30.9       (5.5)%
Stride Rite Children's Group - Retail        48.2       40.3       19.7%
                                           ---------  ---------  ----------
Stride Rite Children's Group                 77.4       71.2        8.8%

Keds                                         25.1       27.6       (8.9%)
Tommy Hilfiger Footwear                      18.3       25.0      (26.8)%
Sperry Top-Sider                             18.0       11.8       52.8%
Stride Rite International                    10.2        7.7       33.2%
Elimination of intercompany sales            (2.8)      (2.9)       n/a
                                           ---------  ---------  ----------
Total net sales                            $146.2     $140.4        4.2%
                                           =========  =========  ==========

     During the third quarter of fiscal 2005, consolidated net sales increased $5.9 million to $146.2 million, or 4.2% above the sales level achieved in the third quarter of fiscal 2004. Wholesale net sales decreased 2.0% for the third quarter of 2005, and overall retail sales, including Keds retail and the e-commerce sites, increased $7.8 million or 19.0% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the third quarter were 5.6% lower than the comparable period in 2004. The Company's average first quality wholesale selling price increased 0.3% from the third quarter of 2004.

     First quality wholesale net sales decreased by $3.7 million, or 4.7% below the wholesale net sales level achieved in the third quarter of fiscal 2004. This includes the positive impact of a $0.8 million decrease in combined discounts, returns and allowances. Closeout sales increased $1.3 million from the comparable period in the 2004 fiscal year while sales from promotional products were increased $0.1 million. Although the increase in closeout sales negatively impacted the product mix, the higher gross profit rate on the third quarter closeout sales neutralized the comparative gross profit impact. Offsetting these wholesale sales declines was a $0.4 million increase in royalties and a $7.8 million increase in retail store sales from the same period in 2004, which resulted in an overall increase of $5.9 million in consolidated net sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the third quarter of fiscal 2005, the Company's gross profit of $58.2 million increased $7.0 million or 13.7% above the amount recorded during fiscal 2004's third quarter. The higher sales and increased gross profit rate on retail sales, as well as a decrease in discounts and allowances on wholesale sale versus the comparable period in fiscal 2004, led to the increase in gross profit dollars for the period. The gross profit percentage rate for the fiscal 2005 third quarter improved 3.3 percentage points to 39.8%, versus the 36.5% rate achieved in the prior year's third quarter. The higher gross profit percentage was largely attributable to the increased retail sales, as well as an increased gross profit rate on the third quarter retail sales. In addition, fewer markdown allowances, predominantly in Keds, contributed positively to the improved gross profit rate.

Operating Costs
---------------

     During the third quarter of fiscal 2005, selling and administrative expenses were $47.1 million, an increase of $5.3 million or 12.7% as compared to the third quarter of fiscal 2004. As a percent of sales, operating costs were 32.2% in the third quarter of fiscal 2005 compared to 29.8% in the third quarter of fiscal 2004. This increase was principally the result of higher advertising costs, which were 6.2% of net sales during the third quarter of fiscal 2005 versus 4.5% in fiscal 2004, with Keds and Sperry Top-Sider driving most of the increase. Also contributing to the higher expense levels in the fiscal 2005 third quarter were the $1.4 million in added costs associated with the increased number of Stride Rite Children's Group retail stores and approximately $450,000 of costs related to the estimated losses due to Hurricane Katrina.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $0.7 million in the third quarter of fiscal 2005 versus $0.1 million in the third quarter of fiscal 2004. Investment income related to the Company's cash equivalents and marketable securities was $0.4 million in the third quarter of fiscal 2005, which was increased $0.1 million versus the similar period in fiscal 2004. The higher average interest rates in the third quarter of fiscal 2005 combined with a higher average amount of investments led to the increase in investment income. Interest expense remained flat in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 as no short-term borrowings were made during the third quarters of either year.

     The provision for income taxes increased $0.8 million in the third quarter of fiscal 2005 as compared to the similar period in fiscal 2004. This increase was due to the higher pre-tax income amount. Our effective tax rate was 34.3% in the third quarter of fiscal 2005 as compared to 34.4% in the third quarter of fiscal 2004. In both the third quarters of fiscal 2005 and 2004 the tax rate was reduced due to the adjusting of certain tax reserves established in prior years that were no longer required.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the third quarter of fiscal 2005 was $7.7 million, an increase of $1.5 million, or 24.1% as compared to the same period in the prior year. The higher net sales and increased gross profit percentage led to the favorable comparison to the third quarter of fiscal 2004. This was, however, offset by higher operating costs. The Company's return on net sales of 5.3% in the third quarter of fiscal 2005 was an improvement versus the 4.4% return on sales recorded for the third quarter of fiscal 2004.

Segments Review
---------------

Stride Rite Children's Group - Retail
-------------------------------------

     The net sales of the Stride Rite Children's Group - Retail increased 19.7% in the third quarter as compared to the same quarter in the prior year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 7.4% for the third fiscal quarter of 2005. Driving this increase in the comparable stores category was the new "Baby Stages" product launch in specialty stores, as well as improved inventory selection in outlet stores and a change in the timing of a promotional event versus last year. At the end of the third quarter of fiscal 2005, the Stride Rite Children's Group - Retail operated 264 stores. This is a net increase of 21 stores, or 9% from the end of the same period in the prior year. Current plans call for the opening of approximately 24 retail stores and the closing of 3 underperforming locations during the 2005 fiscal year. During the third quarter of 2005 the Company opened 7 new stores and closed 2 underperforming locations.

     The Stride Rite Children's Group - Retail operating income increased due to higher sales and an improved gross profit percentage versus the prior year. Offsetting the increased profit were higher store operating costs in the third quarter of fiscal 2005, primarily related to the additional stores and certain increased indirect store costs.

Stride Rite Children's Group - Wholesale
----------------------------------------

     Sales decreased 5.5% during the third quarter of 2005 as compared to the same quarter last year. This decrease was primarily attributable to decreased sales of first quality products, mainly in the Tommy Hilfiger and Munchkin product lines, as well as a decrease in closeout products sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Stride Rite Children's Group - Wholesale operating income decline versus the prior year was primarily related to the impact of the lower sales in fiscal 2005 compared to 2004. A higher gross profit rate in the third quarter of fiscal 2005 was offset by slightly higher operating expenses versus the same period last year.


Tommy Hilfiger Footwear, Inc.
-----------------------------

     The decrease in sales of Tommy Hilfiger footwear products during the third quarter of fiscal 2005 was primarily attributable to a significant reduction in the men's business across all channels of distribution and a downward trend in women's and department stores. The licensing of the PRO-Keds brand to a third party in fiscal 2005 resulted in $0.8 million of the decrease in the comparison to the prior year's Tommy Hilfiger net sales. Starting in fiscal 2005 the Company began licensing the PRO-Keds trademark to an independent third party and Tommy Hilfiger Footwear receives a royalty instead of marketing and selling PRO-Keds products directly. This change negatively impacts sales comparisons to the prior year. In addition, the Tommy "H" product line was discontinued and this represented $1.4 million of the sales decline comparing the 2005 third quarter versus last year.

     The Tommy Hilfiger operating income decline versus prior year was primarily related to the effect of the lower sales in fiscal 2005 compared to 2004. Operating expenses, although reduced in the third quarter of 2005 versus the prior year, could not fully offset the gross profit impact of the lower sales.


Other Wholesale Footwear
------------------------

     The increase in sales of the Other Wholesale Footwear segment was primarily attributable to the increase in sales of the Sperry Top-Sider product line. The Sperry Top-Sider increase was largely attributable to strong sales of men's boat shoes and the overall women's product line. The significant growth in the Sperry Top-Sider men's product sales in 2005 resulted from increases in the premium department store, family shoe store and outdoor channels. The women's business had expanded retail distribution in the better department store, independent and outdoor channels, which resulted in increased sales of boat shoes, nautical casuals and canvas. The Keds sales decline versus last year was in the moderate and value retail sales channels. The Stride Rite International division's net sales growth in the third quarter of fiscal 2005 was also a contributing factor to the increase in sales of the Other Wholesale Footwear segment. This was the result of strong sales of Tommy Hilfiger in Latin America, Keds footwear in Europe and Asia, and Sperry Top-Sider in Europe and South Africa. Overall, the Keds product line sales decline offset a portion of the Sperry Top-Sider and Stride Rite International sales increases.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The increased operating income versus prior year in this segment was primarily the result of Sperry Top-Sider's increased sales and Keds improved gross profit percentage performance due to significantly fewer closeout sales, discounts and allowances. Increased Keds and Sperry Top-Sider advertising spending in the third quarter was the most significant factor contributing to the higher operating expenses.

First Nine Months of 2005 Compared to the First Nine Months of 2004
-------------------------------------------------------------------

Net Sales
---------

The first nine months breakdown of net sales is as follows:
                                                                     Percent
                                                                     Change
                                                                     2005 vs.
                                               2005        2004        2004
                                               ----        ----     ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale       $74.3       $76.5       (2.9)%
Stride Rite Children's Group - Retail          129.6       112.5       15.2%
                                              ------     -------       ----
Stride Rite Children's Group                   203.9       189.0        7.9%

Keds                                           112.4       118.7       (5.3)%
Tommy Hilfiger Footwear                         60.6        73.9      (17.1)%
Sperry Top-Sider                                61.2        46.3       31.0%
Stride Rite International                       26.9        21.4       25.4%
Elimination of intercompany sales               (8.5)      (7.8)        n/a
                                             --------    -------        ---

Total net sales                               $456.5     $441.5        3.4%
                                              ======     ======        ===

     During the first nine months of fiscal 2005, consolidated net sales increased $14.9 million to $456.5 million, or 3.4% above the sales level recorded in the first nine months of fiscal 2004. Wholesale net sales were down 0.6% for the first nine months of 2005, while overall retail sales increased $17.0 million or 14.8% when compared to the same period last year. Unit shipments of first quality merchandise for the wholesale brands during the first nine months of 2005 were down slightly from last year. The Company's average first quality wholesale selling price increased 1.6% from the first nine months of 2004.

     First quality wholesale net sales increased by $4.3 million, or 1.6% above the wholesale net sales level achieved in the first nine months of fiscal 2004. This includes the positive impact of a $6.7 million decrease in combined discounts, returns and allowances. In addition, closeout sales decreased $7.4 million or 19.5% below the same period in 2004. An increase in royalty revenue of $1.1 million and a $17.0 million increase in retail store sales resulted in an overall increase of $14.9 million in consolidated sales, as compared to the first nine months of fiscal 2004.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the first nine months of fiscal 2005, the Company's gross profit of $183.9 million increased $16.2 million or 9.7% above the amount recorded during the same period last year. The gross profit percentage rate for the first nine months of fiscal 2005 improved 2.3 percentage points to 40.3% as compared to the 38.0% rate achieved in the same period last year. The increase in the first nine months gross profit was primarily the result of the higher level of retail sales during the period along with a reduction in markdown allowances and returns. The improvement in the gross profit percentage versus last year was due primarily to the reduction in closeout sales and fewer returns and allowances, as well as the overall increase in retail sales.

Operating Costs
---------------

     Operating expenses for the first nine months of fiscal 2005 were $141.6 million, an increase of $13.9 million or 10.8% as compared to the same period in fiscal 2004. As a percent of sales, operating costs were 31.0% in the first nine months of fiscal 2005 versus 28.9% in the first nine months of last year. During the first nine months of fiscal 2005, advertising expenses as a percent of net sales were 5.9% versus 4.9% in the same period last year, an increase of $5.5 million. Advertising spending increased primarily in the Keds and Sperry Top-Sider brands. In addition to the higher level of advertising costs, there were $3.7 million of increased costs related to retail store expansion, as well as certain other headcount related costs.

Other Income and Taxes
----------------------

     Other income (expense) increased pre-tax income by $1.1 million in the first nine months of fiscal 2005 and by $0.9 million in the first nine months of fiscal 2004. Investment income in the first nine months of fiscal 2005 was $0.2 million below the same period of fiscal 2004. Higher average interest rates were not sufficient to offset lower average investments. Interest expense in the first nine months of fiscal 2005 was flat with the level recorded last year. There were no short-term borrowings during the first nine months of either fiscal 2005 or 2004.

     The provision for income taxes increased $0.5 million in the first nine months of fiscal 2005 as compared to the similar period in fiscal 2004. This increase was due to the higher pre-tax income amount. Our effective tax rate was 36.3% for the first nine months of fiscal 2005 as compared to 37.3% in the first nine months of fiscal 2004. The lower tax rate in the first nine months of fiscal 2005 versus the first nine months in fiscal 2004 related primarily to certain tax reserves established in prior years that were no longer required.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the first nine months of fiscal 2005 was $27.6 million, an increase of $2.0 million, or 7.9% above that of the same period in the prior year. Increased net sales and the resulting improvement in gross profit dollars were offset by higher operating expenses. The increased operating income combined with our lower effective income tax rate and led to the increase in net income during the first nine months of fiscal 2005 versus the same period last year. The Company's return on net sales of 6.1% in the first fiscal nine months of 2005 was up from 5.8% when compared to the same period last year.


Segments Review
---------------

Stride Rite Children's Group - Retail
-------------------------------------

     Sales of the Children's Group - Retail company-owned stores, increased 15.2% during the first nine months of fiscal 2005 versus the same period last year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 5.5% for the first nine months of fiscal 2005. A major reason for the increase in the comparable store sales results was the new "Baby Stages" product launch in specialty stores as well as improved inventory selection in outlet stores. The Stride Rite Children's Group - Retail operating income increase versus the prior year was primarily related to the impact of the higher 2005 sales. During the first nine months of 2005 the Company opened 16 new stores and closed 3 underperforming locations for a net increase of 13 stores. In addition, the Children's Group - Retail division converted 2 former Shoe Buzz stores to outlet stores. Store operating costs and indirect store costs increased at a greater rate than sales when compared to last year. This increase in costs related to the greater number of stores, certain management support costs and the depreciation expense related to our upgrade of information technology. There was also a one-time non-cash charge of $0.4 million to conform the Company's accounting policies with generally accepted accounting principles related to the timing of rent expense for certain retail store locations.


Stride Rite Children's Group - Wholesale
----------------------------------------

     Sales decreased 2.9% during the first nine months of 2005 versus the same period last year. The decrease in sales in the first nine months of fiscal 2005 versus the same period in the prior year was principally the result of lower sales in the Tommy Kids and Munchkin product lines, as well as a decrease in sales of closeouts. Partially offsetting these declines were increases in department store sales as well as a decrease in returns.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Stride Rite Children's Group - Wholesale's operating income was flat compared to prior year as reduced direct operating costs offset the gross profit impact of lower sales in fiscal 2005 versus 2004. In addition, the gross profit percentage for the first nine months of fiscal 2005 was slightly higher than for the same period in the prior year.


Tommy Hilfiger Footwear
-----------------------

     The decrease in the Tommy Hilfiger Footwear unit's sales performance during the first nine months of fiscal 2005 was primarily attributable to a decline in the men's product line. The Tommy Hilfiger men's and women's sales during the first nine months of fiscal 2005 were below the sales level when compared to the same period in the prior year. The PRO-Keds brand licensing in fiscal 2005 contributed to $2.9 million of the decrease in Tommy Hilfiger net sales for the first nine months of fiscal 2005. Beginning in fiscal 2005, the Company started licensing the PRO-Keds trademark to an independent third party instead of marketing and selling the products directly. This change has negatively impacted sales comparisons to the prior year. The discontinued Tommy "H" product line represented $0.6 million of the 2005 nine months sales decline versus 2004.

     The Tommy Hilfiger operating income decline versus the prior year was primarily related to the lower sales in fiscal 2005 compared to 2004 and the impact of a weaker gross profit percentage in 2005 versus 2004. Lower operating expenses in the period could not fully offset the profit impact of decreased sales.


Other Wholesale Footwear
------------------------

     Sales of the Other Wholesale Footwear segment for the first nine months of fiscal 2005 were above the levels achieved in the prior year primarily due to the strong performance of Sperry Top-Sider and Stride Rite International. Sales of Sperry Top-Sider products increased $14.3 million or 31.0% for the first nine months of fiscal 2005. This increase was primarily the result of a strong performance by the women's product line. Adding to this were continued strong sales of the men's product line primarily with the boat shoe and performance boat shoe product categories. The Stride Rite International division had a 25.4% increase in net sales for the first nine months of 2005, versus the same period in the prior year. Increased sales of Tommy Hilfiger in Central and South America, as well as Keds and Sperry Top-Sider products in Canada and Europe, were the major reasons for the increase.

     These sales gains were partially offset by the performance of the Keds product line. Keds sales decreased in the first nine months of fiscal 2005 due primarily to the strategic repositioning of the Keds brand as a higher-priced product line with improved styling. This resulted in solid sales to the premium retail channel, but reduced sales to moderate and value channel

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

retailers. Sales of both Grasshoppers and Keds children's products, which are included in the Keds results, were also down as compared to the same period last year. Solid performances of the Champion(R) and Microstretch(TM) products as well as a decrease in returns and allowances were offset by fewer closeout and sandal product sales compared to last year.

     The increased operating income within the Other Wholesale Footwear segment was primarily the positive result of both the higher sales of Sperry Top-Sider and Stride Rite International and the increased gross profit percentage rate in fiscal 2005 versus 2004. The improved gross profit percentage was principally due to Keds overall higher average selling prices, improved returns and allowances performance and increased royalty income. This was somewhat offset by increased advertising spending in both Keds and Sperry Top-Sider.

Liquidity and Capital Resources
-------------------------------

     At the end of the third fiscal quarter of 2005, our balance sheet reflected a current ratio of 5.0 to 1 with no debt. Our cash, cash equivalents and marketable securities totaled $92.3 million at September 2, 2005, an increase of $7.4 million from the total cash, cash equivalents and marketable securities of $84.9 million at the end of the third quarter of fiscal 2004. The Company maintained a $75 million revolving credit facility to fund any seasonal working capital needs. This revolving credit facility was replaced on September 16, 2005 by a new five year $200 million revolving credit facility. No borrowings under this line of credit were outstanding as of September 2, 2005 or August 27, 2004. On September 16,2005, the Company borrowed $85.0 million under the new credit facility.

     During the first nine months of fiscal 2005, the Company generated $13.3 million of cash from operating activities, a decrease from the $20.5 million of cash from operations during the first nine months of fiscal 2004. Inventory levels at the end of the third quarter of fiscal 2005 increased $5.6 million, or 6.9% from the levels recorded at the end of the prior year's third quarter. The increase in inventory related primarily to the increased levels of in-line products and the higher number of retail stores. Accounts receivable at September 2, 2005 were $0.4 million or 0.6% higher than the amount at the end of last year's third quarter. Days sales outstanding ("DSO"), which measures the length of the collection period for accounts receivable, was 40 days at the end of the third fiscal quarter of 2005 and was improved compared to the DSO of 43 days at the end of the same period last year. Accounts payable, at the end of the third quarter of fiscal 2005, decreased $4.6 million from the level recorded at the end of the prior year's third quarter. This decrease was primarily the result of the timing of vendor and duty related payments. During the first nine months of 2005, the Company also contributed $3.0 million to its defined benefit pension plan. The Company does not plan to make any further contributions to its defined benefit pension plan during the 2005 fiscal year.

     Additions to property and equipment totaled $6.4 million in the first nine months of 2005, an increase compared to the $5.8 million in the first nine months of 2004. The increase in capital purchases compared to the same period in fiscal 2004 related primarily to the continued retail expansion efforts during the first nine months of fiscal 2005. Funding of our capital

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenditures was provided from internal sources by the Company's $200 million revolving credit facility. We expect that all capital purchases during the fourth quarter of fiscal 2005 will be provided for.

     During the first nine months of fiscal 2005 we returned $13.5 million to shareholders through share repurchases and cash dividends. We spent $7.8 million to repurchase 587,800 common shares under our share repurchase program. As of September 2, 2005, we have approximately 3.9 million shares remaining on our share repurchase authorization. We expect to continue to purchase shares opportunistically through the remainder of the fiscal year.

     At the end of the third quarter of fiscal 2005, there were no borrowings outstanding under the Company's then $75 million revolving credit facility. This is consistent with the third quarter of fiscal 2004. We did not utilize any available credit under the revolving credit line during the first nine months of fiscal 2005. Borrowings were not required during this time primarily because we entered the year with no outstanding debt and significant cash, cash equivalents and marketable securities balances. As of September 2, 2005, letters of credit totaling $24.5 million were outstanding for the purchase of inventories. The issuance of letters of credit for inventory purchases does not impact the Company's borrowing capacity under the revolving line of credit because these letters of credit are supported by other uncommitted lines of credit. All letters of credit generally expire within one year.

     On September 16, 2005, the Company completed the acquisition of all of the outstanding Class A and Class B common shares of Saucony, Inc. ("Saucony") for $23.00 per share in cash for a total purchase price of approximately $159.5 million not including Saucony's cash of approximately $37.0 million. The Company also paid approximately $12.1 million in settlement of all outstanding Saucony employee stock options. The results of Saucony's operations will be included in the consolidated financial statements after that date. Headquartered in Peabody, Massachusetts, Saucony is a designer, developer, marketer and retailer of performance oriented athletic footwear, athletic apparel and casual footwear. The acquisition will be accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No 141 "Business Combinations".

     Also on September 16, 2005, the Company entered into a new credit facility for an aggregate amount up to $275.0 million, with $200.0 million currently committed with a group of nine banks, led by Bank of America, N.A. as Administrative Agent. The credit agreement expires September 16, 2010. The facility consists of a $200.0 million revolving credit facility (which replaced an existing $75.0 million revolving credit facility). The revolving credit facility, which was used in part to fund the Saucony, Inc. acquisition, is available for working capital and general corporate purposes, and also provides for the issuance of commercial and standby letters of credit. The Company borrowed $85.0 million from the credit facility on September 16, 2005 to fund the closing of the Saucony acquisition.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Under the revolving credit facility, interest rates and facility fees are determined according to a pricing grid providing a margin rate over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the Bank of America prime rate). The applicable fees and margins are determined by the Company's leverage ratio which is defined as consolidated total funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA").

     The present and future domestic subsidiaries of the Company and the material foreign subsidiaries have agreed to guarantee the obligations under the credit agreement. All domestic subsidiaries of the Company have entered into a guaranty agreement, dated September 16, 2005, with Bank of America, N.A. as administrative agent.

     In addition, the credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company's consolidated net income and restricted payments. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (debt to EBITDA) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants limiting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company's common stock or declaring cash dividends in respect thereof). Refer to the Form 8-K filed by the Company with the Securities and Exchange Commission on September 22, 2005 for additional information. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

     There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities
Exchange Act of 1934, as amended) during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Our repurchases of equity securities for the third quarter of fiscal 2005 were as follows:

                                                          Total
                                                          Number of  Maximum
                                                          Shares     Number
                                                          Purchased  of Shares
                                      Total       Average As Part    that May
                                      Number      Price   of         Yet Be
                                      Of          Paid    Publicly   Purchased
                                      Shares      Per     Announced  Under the
Period                                Purchased   Share   Plan       Plan
--------------------------------------------------------------------------------

June 4, 2005 - July 1, 2005                  -         -          -  4,057,494

July 2, 2005 - August 5, 2005            47,700   $13.43     47,700  4,009,794

August 6, 2005 - September 2, 2005      102,800   $13.34    102,800  3,906,994

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

                            THE STRIDE RITE CORPORATION

         ITEM 6.     EXHIBITS

                10.1 Credit Agreement, dated September 16, 2005, among The Stride Rite Corporation, Stride Rite Children's Group,, Inc., Bank of America, N.A., as Administrative Agent and Swing Line Lender, the other lenders from time to time party thereto, The Bank of New York and Sun Trust Bank, as Co-Syndications Agents, and Citizens Bank of Massachusetts, as Documentation Agent and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager. This document was filed as Exhibit 10.1 to the registrant's Form 8-K filed on September 22, 2005 and is incorporated herein by reference.

                10.2 Guaranty Agreement dated September 16, 2005 by and among The Stride Rite Corporation, Stride Rite Children's Group, Inc. the other borrowers listed therein, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. This document was filed as Exhibit 10.2 to the registrant's Form 8-K filed on September 22, 2005 and is incorporated herein by reference.

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



Date:  October 12, 2005             By:  /s/ Frank A. Caruso
                                    --------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer