Form 10-K
period 2005-12-02
STRIDE RITE CORP
filed 2006-02-13
CIK 94887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 2005

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                         Accelerated filer ☒                                         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 3, 2005, the aggregate market value of the 35,943,181 shares of common stock held by non-affiliates of the Registrant was $485,592,375 based upon the closing price of $13.51 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of January 30, 2006, there were 36,752,006 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on April 6, 2006 is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “plan”, “estimate”, “project”, “should”, “will be” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in “Risk Factors” in Item 1A of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

PART I

Item 1.    Business.

General

The Stride Rite Corporation, a Massachusetts corporation founded in 1919, is a leading designer and marketer of high quality children’s footwear in the United States and is a major designer and marketer of athletic and casual footwear for children and adults. The business was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of well known American brands addressing different market segments within the footwear industry. In addition to the Stride Rite® brand, we design and market footwear under the following owned or licensed brands: Keds®, PRO-Keds®, Grasshoppers®, Sperry Top-Sider®, Sperry®, Saucony®, Spot-bilt®, Munchkin®, Tommy Hilfiger®, Baby Smart™, Børn® and Nicco + Bella™. We also design and market athletic apparel under the following owned brands: Hind® and Saucony®.

On September 16, 2005, the Company completed its acquisition of Saucony, Inc. pursuant to an Agreement and Plan of Merger. The preliminary purchase price was $153 million, net of cash acquired (additional information and the preliminary purchase price allocation appear in Note 2 to the consolidated financial statements). As a result, Saucony became our wholly-owned subsidiary. Saucony’s results of operations have been included in our results since the date of acquisition. Saucony designs, develops and markets performance-oriented athletic footwear, athletic apparel and casual footwear.

We are predominantly a wholesaler of footwear, selling our products nationally in a wide variety of retail formats including department stores, independent shoe stores, shoe chains, value retailers, catalog retailers, marine retailers, outdoor retailers, e-commerce sites, mass retailers and specialty stores. We sell products in countries outside the United States through our subsidiaries, independent distributors and licensees. We import substantially all of our footwear products from independent resources in China, which manufacture footwear according to each brand’s specifications and quality standards.

We also market our products directly to consumers by selling children’s footwear through our Stride Rite children’s shoe stores; Saucony, Spot-bilt and Hind products through our Saucony outlet stores; and the Stride Rite, Keds, Sperry and Tommy Hilfiger brands through our “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” outlet stores which are located in selected factory outlet centers and through our e-commerce sites.

Unless the context otherwise requires, all references to “we”, “us”, “our”, the “Company”, “Stride Rite” or “The Stride Rite Corporation” in this report refer to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Products

Our wholly-owned subsidiary, Stride Rite Children’s Group, Inc., designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress and recreational shoes, boots, sandals, athletic shoes and sneakers, in traditional and contemporary styles. Those products are marketed under the Stride Rite®, Munchkin®, Sperry®, Sperry Top-Sider® and Tommy Hilfiger® trademarks in medium to high price ranges, under our Baby Smart™ trademark in medium to lower price ranges and under Børn® and Nicco + Bella™ in high price ranges.

The Keds Corporation designs and markets sneakers and casual footwear for adults and children under the Keds® trademark and casual footwear for women under the Grasshoppers® label. In fiscal 2006, the management of PRO-Keds, which is licensed to a third party, will be transferred to The Keds Corporation.

Sperry Top-Sider, Inc. designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under our Sperry Top-Sider®, Sperry® and Mainsail® trademarks. Products sold under the Sperry Top-Sider® label also include sneakers and sandals for men and women.

Saucony, Inc. designs and markets technical running, walking, and outdoor trail shoes and athletic apparel under the Saucony® brand name, athletic apparel under the Hind® brand name and cleated football and multi-purpose footwear, casual leather walking footwear and workplace footwear under the Spot-bilt® brand name.

Tommy Hilfiger Footwear, Inc. designs and markets dress casual, sport casual, sandals and athletic footwear for adults using the Tommy Hilfiger® and Tommy Girl® brand names under a license agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003, the design and marketing of the PRO-Keds® product line was transferred to the Tommy Hilfiger footwear unit. During fiscal 2004, the Company entered into a three-year licensing agreement with an independent third party for the distribution of footwear under the PRO-Keds brand in the United States. In fiscal 2006, the management of PRO-Keds will be transferred to The Keds Corporation.

Sales and Distribution

We sell our products nationwide to customers operating retail outlets, including premier department stores, value retailers and specialty stores, as well as to Stride Rite children’s shoe stores and other shoe stores operated by independent retailers. We maintain an in-stock inventory of certain styles of our various branded footwear in a wide range of sizes and widths for shipment to our wholesale customers. In addition, we sell footwear products to consumers through Stride Rite-owned stores, including children’s shoe stores, manufacturers’ outlet stores, Keds retail stores, shoe chains and through the children’s leased footwear departments in selected Macy’s department stores. We also sell products directly to consumers through our e-commerce sites, www.striderite.com, www.keds.com, www.grasshoppers.com and www.sperrytopsider.com. Additionally, we have agreements with various licensed and trade partners to sell our products. The Spring selling season which corresponds with our first and second quarters is our most important sales period. Our largest single customer in each year accounted for approximately 6%, 5% and 6% of consolidated net sales for fiscal years 2005, 2004 and 2003, respectively. Information about geographic and segment operations appears in Note 16 to the consolidated financial statements.

We provide assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children’s shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by us to an independent dealer. There are three independent dealers who currently sublease store locations from us.

We own four distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space, one located in Huntington, Indiana with 409,000 square feet of space, one located in Peabody, Massachusetts with 107,000 square feet of space and one located in East Brookfield, Massachusetts with 109,000 square feet of space. Our two Canadian subsidiaries, Stride Rite Canada Limited and Saucony Canada Limited lease 29,000 square feet of warehouse and office space in Mississauga, Ontario and 26,000 square feet of warehouse and office space in Waterloo, Ontario, respectively. Our Netherlands subsidiary, Saucony Sports B.V., leases 16,000 square feet of warehouse and office space in Heerhugowaard, Netherlands. The two facilities located in Peabody, Massachusetts and East Brookfield, Massachusetts, which were acquired by the Company as part of the Saucony, Inc. acquisition in September 2005, have been included as part of an exit plan to be shut down and sold. We have engaged a real estate broker, solicited bids from several interested parties, and plan to sell the Peabody, Massachusetts property during fiscal 2006; the property’s fair value of $8.3 million is classified as an asset held for sale (current asset) in the consolidated balance sheet, at its estimated selling price, less an estimated cost to sell.

We use our subsidiaries, independent distributors and licensees to market our various product lines outside of the United States. International revenues represented approximately 6%, 5% and 4% of consolidated net sales for fiscal years 2005, 2004 and 2003, respectively.

We are also a party to foreign license agreements in which independent companies operate Stride Rite retail stores outside the United States. A total of 10 stores are currently operating in El Salvador, Guatemala, Haiti, Honduras, Costa Rica, Dominican Republic and Kuwait pursuant to such agreements. We also distribute selected brands and products in Canada through our Canadian subsidiaries.

International Sourcing

We purchase substantially all of our products from sources in China. We currently maintain a staff of approximately 120 professional and technical personnel in China to supervise a substantial portion of our canvas and leather footwear production. During fiscal year 2004, our Taiwan office was closed and their functions moved to China. We anticipate that overseas resources will continue to be utilized in the future. In addition, we use the services of buying agents to source merchandise.

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

We also contract with third party manufacturers for our Hind and Saucony apparel, the majority of which is manufactured in the Philippines, Sri Lanka, Canada, China and Israel.

Retail Operations

As of December 2, 2005, we operated 195 Stride Rite children’s shoe stores, 69 manufacturers’ outlet stores under the names “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” which sell in-line products, closeouts and prior season goods for all of our Stride Rite, Keds and Sperry Top-Sider owned and Tommy Hilfiger licensed brands, 7 leased children’s shoe departments in selected Macy department stores, 21 Saucony manufacturers’ outlet stores which sell an assortment of Saucony, Hind and Spot-bilt products, and 2 Keds retail stores which sell a full range of Keds products and certain other Company products. The Stride Rite children’s shoe stores carry a significant portion of the lines for our Stride Rite® and Sperry Top-Sider® children’s footwear and a portion of the Keds® children’s product line and the Tommy Hilfiger® boys’ and girls’ lines. Our stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States, and we have two Saucony manufacturers’ outlet stores located in Canada. Most of our manufacturers’ outlet stores are located in shopping centers consisting only of outlet stores. The product and merchandising formats of the Stride Rite children’s shoe stores are generally followed in the 7 leased children’s shoe departments that we operate in selected Macy’s department stores.

During fiscal 2005, we opened 19 Stride Rite children’s shoe stores and 6 manufacturers’ outlet stores and acquired 21 Saucony outlet stores. During fiscal 2005, we closed 2 children’s shoe stores, 1 manufacturers’ outlet store, 1 Keds store and converted 1 Keds store into a Stride Rite store, and 2 Shoe Buzz stores into outlet stores. We currently plan to open approximately 33 retail stores in fiscal 2006. We will also continue our efforts to close underperforming retail locations in fiscal 2006, and expect to cease operations of approximately 8 stores during the year, which includes 5 Saucony outlet stores.

Sales through our retail operations accounted for approximately 30%, 28% and 25% of consolidated net sales for fiscal years 2005, 2004 and 2003, respectively.

Apparel and Accessory Licensing Activities

License royalties accounted for approximately 1% of our consolidated net sales in each of the three most recent fiscal years. We have license agreements with a number of third parties both domestically and internationally pursuant to which apparel and accessories are designed, manufactured and sold under the Keds®, PRO-Keds®, Stride Rite®, Hind® and Sperry Top-Sider® trademarks and footwear through the PRO-Keds and Champion® trademarks. We continue to pursue new license opportunities.

Backlog

As of December 2, 2005 and December 3, 2004, we had a backlog of orders amounting to approximately $167,700,000 and $125,800,000, respectively. As of December 2, 2005, $43,520,000 of the backlog of orders related to Saucony which was acquired in September 2005. To a significant extent, the backlog at the end of each fiscal year represents orders for our Spring footwear styles. Substantially all of these orders are delivered or canceled during the first two quarters of the next fiscal year.

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

In the performance athletic and apparel industry, we compete with a number of large companies, both foreign and domestic. These companies have diversified product lines, well known brands and financial, distribution and marketing resources that are greater than ours.

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

Employees

As of December 2, 2005, we employed approximately 2,800 full-time and part-time employees. Two collective bargaining units represent a small number of these employees. Management believes that its relations with employees are good.

Environmental Matters

In December 2004, environmental contamination was discovered at the distribution facility in East Brookfield, Massachusetts. We acquired this facility as part of the Saucony, Inc. acquisition in September 2005. Saucony had originally purchased this facility in March 1985. We believe the contamination is the result of manufacturing activities that took place in the facility in the early and mid-1900s when this facility was owned and operated by an unrelated party. We have hired environmental consultants, engineers and attorneys to assist us in investigating and addressing our obligations under environmental laws. We have notified state and local environmental and health authorities and will coordinate our further investigations with them. We will continue to investigate the extent to which our property is affected by this contamination and what measures we must take to address these conditions.

In December 2004, Saucony, Inc. recorded a charge of $2,275,000 to address the environmental conditions at the East Brookfield, Massachusetts facility. The environmental charge included the estimated direct costs to investigate and address the conditions on the property and the associated engineering, legal and consulting costs expected to be incurred to address the environmental conditions. Our assessment of our liability and the associated costs is an estimate based upon currently available information after consultation with environmental engineers, consultants and attorneys assisting us in addressing these environmental issues. Our actual costs to address the environmental conditions may change based on further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions.

At December 2, 2005, our accrual for environmental charges was $1,931,000 and was included on our balance sheet under current liabilities. However, our costs to address the environmental conditions at our East Brookfield, Massachusetts facility could vary materially from our current estimate. The original estimated costs to address the environmental conditions ranged from $1,242,000 to $4,621,000. The following table summarizes the estimated expenses associated with our environmental accrual as of December 2, 2005, which represents our best estimates of the expected costs:

(In thousands)
Environmental response costs	$1,440
Engineering and risk assessment	273
Legal	208
Post-remedy monitoring	10

$1,931

Except for the situation at the East Brookfield, Massachusetts facility as described above, compliance with federal, state, local and foreign regulations with respect to the environment has had, and is expected to have, no material effect on our capital expenditures, earnings or competitive position.

Patents, Trademarks and Licenses

We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to adults and children. This license agreement will run through March 2007. Refer to the “Retention of Major Brand License” section in “Item 1A, Risk Factors” heading, below, for additional discussion regarding the Tommy Hilfiger license agreement. Tommy Hilfiger Licensing, Inc. and its parent company, Tommy Hilfiger Corporation, have entered into an agreement to be acquired by Apax Partners. We intend to negotiate an extension of the licensing agreement beyond March 2007.

We also announced in December 2003 a licensing arrangement with H.H. Brown Shoe Company, Inc. to develop, market and sell an exclusive line of children’s footwear under the Børn name. This license agreement will run through March 2007 and covers the United States and Puerto Rico. We intend to negotiate an extension of the licensing agreement beyond March 2007.

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

Available Information and Exchange Certifications

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on our Internet website, www.strideritecorp.com, as soon as reasonably practicable after they are filed with or furnished to the Securities Exchange Commission.

We submitted the certification of Stride Rite required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to Stride Rite’s compliance with the NYSE’s corporate governance listing standards, to the NYSE on May 10, 2005 certifying that we were not aware of any violation by the Company of NYSE corporate governance listing standards, except for the inadvertent failure to include in the 2005 proxy statement that the Stride Rite’s Corporate Governance Guidelines are available on our website, and that the information is available in print to any stockholder who requests it. After consultation with a member of the staff of the NYSE, the Company was advised to correct this inadvertent failure by including the necessary information in this year’s proxy statement. The Company will therefore include the necessary reference in this year’s proxy statement. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Item 1A.    Risk Factors.

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

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer spending may be influenced by consumers’ disposable income, which may fluctuate upon a number of factors, including general economic conditions, consumer confidence and business conditions. Moreover, consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products. The impact that e-commerce will have on the retail industry in the future is uncertain and may adversely affect our business. Additionally, the strength or weakness of the overall economy as well as severe weather conditions can have a substantial effect on our business.

Stride Rite-owned retail stores are increasingly significant to our business, especially with respect to the Stride Rite brand. In the future, we may evaluate new retail concepts to market the other footwear brands owned by us. The management of our Stride Rite Children’s Group does extensive research on potential sites for new stores, including demographic studies and an evaluation of the impact that potential locations would have on the results of our existing Stride Rite-owned stores and our network of locations operated by independent licensed dealers. Despite this careful evaluation, new Stride Rite stores may not meet sales expectations and new retail concepts may not achieve the expected financial results. The opening of new stores may also be delayed for a variety of reasons. During fiscal 2006, we plan to open approximately 33 Stride Rite retail stores.

Integration of the Saucony Acquisition

During the fourth quarter of the 2005 fiscal year we acquired Saucony, Inc. This was a significant purchase and our ability to fully realize the anticipated benefits from the acquisition will depend in part on our achieving the anticipated synergies with Saucony. There is the possibility of incurring costs or experiencing difficulties related to this integration that may adversely affect our business.

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

Retention of Major Brand License

We have derived significant revenues and earnings in the past from our exclusive licensing agreement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. Our Tommy Hilfiger license was amended and renewed for a term expiring March 31, 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. Although we currently are exceeding these minimum sales levels, there can be no assurance that we will in the future. We believe we enjoy a good relationship with Tommy Hilfiger Licensing, Inc. and it is our intention to continue this license. In addition, Tommy Hilfiger Corp. has entered into an agreement to be acquired by Apax Partners. As a result of the pending acquisition, there can be no assurance that we will be able to renew our license agreement with Tommy Hilfiger Licensing, Inc. The loss of the Tommy Hilfiger license would have a material adverse effect on our business. The aggregate revenues produced by our Tommy Hilfiger licenses were approximately $126 million in fiscal 2005 and are included in the Tommy Hilfiger Footwear segment and in the Other Wholesale footwear segment (specifically the Stride Rite International division), Stride Rite Children’s Group – Retail Division, and the Stride Rite Children’s Group – Wholesale Division.

Overseas Production and Raw Material Procurement

We purchase substantially all of our product lines and raw materials overseas and expect to do so for the foreseeable future. Our international sourcing subjects us to the risks of doing business abroad. Such risks include the impact on product development or manufacturing as a result of health risks, expropriation, acts of war or terrorism, political disturbances, strikes or other labor disputes, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas, port strikes, port congestion, port capacity, strikes, delays, availability of ships, availability of containers, truck availability, rail availability and other trading restrictions, as well as fluctuations in currency values. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our footwear products. While we believe our relationships with such third-party manufacturing facilities are strong, if trade relations between the United States and China or other countries in which we manufacture our products deteriorate or are threatened by instability, our business may be adversely affected. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our footwear products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Due to the substantial quantity of footwear manufactured in China and its importance to the footwear industry, a major disruption would make it difficult to find capacity elsewhere in the short-term that could accommodate the overall industry-wide demand. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space and distribution centers located in Huntington, Indiana with 409,000 square feet of space, Peabody, Massachusetts with 141,000 square feet of space (34,000 square feet of which is office space for the former Saucony, Inc. corporate headquarters) and East Brookfield, Massachusetts with 109,000 square feet of space. The Peabody and East Brookfield, Massachusetts facilities, which were acquired as part of the Saucony acquisition in September 2005, have been included as part of an exit plan to be shut down and sold.

Our two Canadian subsidiaries lease 29,000 square feet for administrative offices and warehousing in Mississauga, Ontario and 26,000 square feet of warehouse and office space in Waterloo, Ontario. It is our intention in fiscal 2006 to exit the Mississauga, Ontario and Waterloo, Ontario facilities and combine operations into a third facility for which lease negotiations are in-process.

We also lease approximately 16,000 square feet of office and warehouse space in the Netherlands.

We lease approximately 163,000 square feet for our headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building. In August 2006, we will reduce our use of the Lexington building to 148,000 square feet in order to reduce rent and maximize the use of the space which will include Saucony personnel starting in March 2006.

We also lease 24,000 square feet of space in Richmond, Indiana for our customer service, order processing, consumer services and tele-sales functions, and 25,000 square feet of space for our offices in China. In addition, we lease smaller facilities for local sales offices, warehouses and showrooms in various locations in the United States and Europe.

As of December 2, 2005, we operated 294 retail stores throughout North America on leased premises that, in the aggregate, covered approximately 448,000 square feet of space. In addition, we are the lessee of 3 retail locations with a total of approximately 4,000 square feet that are subleased to independent Stride Rite dealers and other tenants.

For further information concerning our lease obligations, see Note 9 to our consolidated financial statements, which are contained in Item 8 to this report. Management believes that all of our properties and facilities are suitable, adequate and fulfill their intended purposes, including our current productive capacity requirements.

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

Our common stock is listed on the New York Stock Exchange under the symbol “SRR”. The following table sets forth the high and low closing sales prices on the New York Stock Exchange – Composite Tape. As of January 30, 2006, we had approximately 3,300 stockholders of record. We have paid a quarterly dividend during our two most recent fiscal years. Effective with the dividend paid on June 15, 2005, we increased the quarterly dividend to $.06 per share of common stock, from the prior amount of $.05 per share of common stock. We expect to continue to pay this quarterly dividend in the future. There are generally no restrictions on our ability to continue to pay this quarterly dividend, except that our revolving credit agreement, entered into on September 16, 2005, contains a debt covenant limiting restricted payments including dividend payments to no more than $25 million annually unless the leverage ratio as defined in the revolving credit agreement is below 2.0 to 1.0. We do not, however, believe that this restriction will impact our ability to continue to make dividend payments.

COMMON STOCK PRICES
	2005		2004
Fiscal Quarter	High	Low	High	Low
1st	$13.77	$10.75	$11.95	$10.81
2nd	$13.58	$11.47	$12.10	$9.99
3rd	$14.52	$12.66	$11.12	$9.77
4th	$14.02	$12.21	$11.30	$9.74

There were no repurchases of equity securities for the fourth quarter of fiscal 2005. There were 3,906,994 shares available for repurchase throughout the fourth quarter of fiscal 2005.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 2, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of Stride Rite are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,822,999	(1)	$8.98	(2)	3,114,105	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	3,822,999		$8.98		3,114,105

(1)	Column (a) includes the options and phantom stock granted under The Stride Rite Corporation 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”), The Stride Rite Corporation 1995 Long-Term Growth Incentive Plan (the “1995 Plan”), The Stride Rite Corporation 1998 Long-Term Growth Incentive Plan (the “1998 Plan”), The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan (the “1998-D Plan”) and The Stride Rite Corporation 2001 Stock Option and Incentive Plan (the “2001 Plan”). Column (a) does not include outstanding options under The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which has a stockholder approved reserve of 6,140,000 shares. Under the ESPP, each eligible employee may purchase a limited number of Stride Rite common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the fair market value of Stride Rite’s common stock as of either the beginning or ending date of the semi-annual purchase period. Effective at the commencement of the January 1, 2006 withholding period, the Employee Stock Purchase Plan will shorten its withholding periods to three months, increase the purchase price from 85% of the market value to 95% of the market value and eliminate the look-back provision to the start of the withholding period.
(2)	Column (b) does not include information regarding weighted average exercise price of outstanding options under the ESPP because they are not determinable or phantom shares under the 1998-D Plan as they do not have an exercise price.
(3)	Column (c) includes 279,842 shares available for future issuance under the ESPP, 180,361 shares available for future issuance under the 1998-D Plan and 2,653,902 shares available for future issuance under the 2001 Plan. The Company is no longer permitted to grant options under its 1994 Plan, 1995 Plan and 1998 Plan.

Item 6.    Selected Financial Data.

The selected financial data for Stride Rite, for the last five fiscal years set forth below, should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the notes thereto and the other information contained elsewhere in this report.

	2005(2)	2004	2003	2002	2001(3)
OPERATING RESULTS(1)

Net sales	$588,164	$558,324	$550,124	$532,400	$529,147
Net income	24,567	25,654	25,488	24,117	18,997
Dividends on common shares	8,345	7,495	7,868	8,209	8,358
Diluted average common shares	37,223	38,753	40,063	41,713	42,114
Per common share:
Net income per diluted common share	.66	.66	.64	.58	.45
Cash dividends	.23	.20	.20	.20	.20

FINANCIAL POSITION(1)

Working capital	179,664	194,561	206,125	184,044	182,181
Total assets	438,854	318,417	345,217	335,317	361,820
Outstanding debt	60,000	—	—	—	—
Stockholders’ equity	266,678	246,862	267,716	253,041	262,239
Book value per common share	7.31	6.87	6.81	6.42	6.26

STATISTICS(1)

Return on weighted average equity	9.5%	9.8%	9.6%	9.0%	7.3%
Return on net sales	4.2%	4.6%	4.6%	4.5%	3.6%
Common shares outstanding at end of year	36,499	35,907	39,339	39,442	41,859
Number of employees at end of year	2,800	2,500	2,400	2,300	2,400
Number of stockholders	3,300	3,500	3,700	3,800	4,000

1.	Financial data is in thousands, except for per share and percentage information. Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2004 and 2005 presentation.
2.	Fiscal 2005 includes the results of operations of Saucony, Inc. from the date of acquisition, September 16, 2005.
3.	2001 amounts include restructuring charges of $3,059,000 ($2,168,000 net of income taxes or $.05 per share).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: the inability to fully realize the anticipated benefits from the acquisition of Saucony, the challenges of achieving the expected synergies with Saucony, the possibility of incurring costs or difficulties related to the integration of the business of Stride Rite and Saucony; the possible failure to retain the Tommy Hilfiger footwear license; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company’s products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; difficulties in implementing, operating and maintaining the Company’s complex information systems and controls, including, without limitation, the systems related to the Company’s retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company’s products; the underperformance or delay of new products; the ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers, the consolidation or restructuring of such customers, including large department stores, which may result in unexpected store closings; dependence on China manufacturing; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

The Company’s long-term strategy is to be a premier lifestyle company. We believe that as a unique collection of well-known and loved brands, we are positioned to grow within our current sales channels as well as developing sales opportunities in new channels. We are continually working to expand new product offerings within footwear and beyond footwear through licensing. If successfully executed, this should lead to sustainable long-term growth for the Company. Within this overarching strategy, each of our principal brands has integrated strategic operating plans and initiatives.

Stride Rite Children’s Group – Wholesale Division (“SRCG – Wholesale”) faces several strategic challenges to its business including competition from lower priced products, customers cross-shopping various retail formats, consolidating department store retailers and a decline in the number of small independent shoe retailers. SRCG – Wholesale made progress in executing their strategy to stabilize their licensed dealer network and their independent business for the Stride Rite brand. Sales to licensed dealers declined somewhat in fiscal 2005 compared to much larger declines in fiscal 2004. The more significant shortfalls were in the Tommy Hilfiger and Munchkin product lines. Strategic initiatives for fiscal year 2006 will include enhanced product offerings for the Sperry Top-Sider Kids and Børn Kids brands. To improve product distribution, additional retail outlets will be targeted. We will also invest in concept shops within select independents to improve our presence at retail. We plan to develop a Saucony children’s footwear line which will be re-launched in fiscal 2007.

Stride Rite Children’s Group – Retail Division (“SRCG – Retail”) encompasses several different retail formats, the Stride Rite children’s shoe stores which focus on younger children, the Stride Rite Family Footwear stores which sell a full range of Stride Rite, Sperry, Keds and Tommy Hilfiger footwear and in fiscal 2006 the recently acquired Saucony Outlet stores. In fiscal 2005 SRCG – Retail had strong results including a 12% growth in sales, an increase to comparable store sales of 5.2% and a net increase of 20 stores. In fiscal 2006 the focus will remain on increasing store productivity as well as increasing the number of new store openings to approximately 33 stores. Some improved efficiencies are expected to be realized over time through a new point of sale system that will be rolled out during fiscal 2006. In addition, the Saucony outlet stores will be fully integrated into SRCG – Retail systems in fiscal 2006. Initial plans for the Saucony outlet stores are to reduce the number of locations and streamline the product assortments in the clothing and accessories categories.

Keds is entering the second year of their repositioning plan in 2006. They made significant progress in fiscal 2005 in repositioning the brand with younger consumers and higher-end retail outlets, reversing a trend in wholesale/retail price and retail margin erosion. Keds has a number of strategic initiatives planned for 2006. The Keds strategy relies on building an aspirational brand position that connects with the target consumer group of 19-40 year-old women. The focus of Keds’ marketing efforts will be directed towards the 19-25 year-old female consumer due to their influence on fashion and brand association by returning Keds to its historical position as a sneaker brand with an athletic heritage by continuing to utilize brand spokesperson, Mischa Barton. We will also be aggressively seeking new distribution in premier specialty stores, athletic-based specialty stores, trend-based specialty stores and department stores.

Saucony was acquired by the Company in September 2005. Saucony designs, develops and markets performance-oriented athletic footwear, athletic apparel and casual footwear. Saucony is well positioned in the core technical running category. Within the sporting goods and shoe chain channels, poor sell-through at retail was experienced in fiscal 2005. Their strategy for fiscal 2006 is to continue to innovate and evolve the technical running products. Efforts will also be directed toward improving the design and marketing of competitive running silhouettes for the mid-tier channels. Also, in fiscal 2007 the Saucony Originals line, which are technical running shoe models from the early 1980’s, will be re-launched. Saucony will also develop new positioning for the brand in fiscal 2006 that should be more aspirational and compelling to their target market. In addition, the Saucony outlet stores will be integrated into SRCG – Retail systems. Initial plans for the Saucony outlet stores are to reduce the number of locations and streamline the product assortments in the clothing and accessories categories.

Sperry Top-Sider is continuing to successfully implement its core brand strategy to develop and market year-round footwear for consumers. They will continue to use the successful “Get Wet” marketing platform in fiscal 2006. Sperry intends to build upon their “Good/Better/Best/Gold” boat shoe product strategy to maintain the brand’s position as a leader in performance boat shoes for men and women and also to influence and broaden the appeal of its casual shoe product offerings. Sperry also plans to build upon its fiscal 2005 successes to continue to increase its share of the women’s market. Additionally, Sperry will continue to develop performance and cold weather products for men and women to gain year-round distribution in the sporting goods and marine channels.

Tommy Hilfiger Footwear had a challenging fiscal year 2005. The women’s business continues to perform better than the men’s business. The decision by Tommy Hilfiger USA to transition out of the H Hilfiger business was detrimental to the Tommy Hilfiger Footwear division. In fiscal 2006, the focus of effort will be towards the

Tommy Flag Hilfiger label. They will continue to target the 24 – 45 year-old woman with footwear that is representative of the Tommy credo of “Fresh American Style”. They will also be leveraging their strengths in women’s wedges, athletic, beach/sandals and boots. The pending sale of Tommy Hilfiger Corp. to Apax Partners could have an unknown effect on the positioning and strategy and may potentially affect our license which expires in March 2007, although we intend to negotiate an extension of the licensing agreement beyond that time.

The Company’s International Division, Stride Rite International Corp. (“SRIC”), currently sells our brands in numerous countries around the world, predominantly through distributor and licensing arrangements. In fiscal 2006 we will be integrating Saucony’s international business into SRIC. This combination is expected to approximately double SRIC’s revenues for fiscal 2006. The integration of Saucony International and its subsidiaries in the United Kingdom, Netherlands and Germany should enable SRIC to accelerate their European strategy by providing the infrastructure to compete in these key markets. We expect that the Tommy Hilfiger footwear line will also continue to positively impact growth predominantly in Central and South America.

For 2006, the Company expects to have the continued positive momentum of the Stride Rite Children’s retail stores and Sperry Top-Sider brands, in conjunction with the return to growth of the Keds brand. The acquisition of Saucony gives us an authentic performance brand, which will be fully integrated during fiscal year 2006. The Tommy Hilfiger footwear business continues to be surrounded by uncertainty. Our International performance is expected to remain on the current upward trend and will be helped by the addition of Saucony’s international operations and the Tommy Hilfiger footwear line. Our expectations, which may be affected by future performance, are all subject to changes in fashion trends, economic conditions and other risks and uncertainties, which are more fully described elsewhere in this document.

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

Revenue Recognition

Revenues consist of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Royalty income, which accounted for approximately $8.5 million, $7.9 million and $6.4 million in fiscal years 2005, 2004 and 2003, respectively, is recognized when earned. We permit merchandise returns from our customers under certain circumstances and engage in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. Allowances for markdowns and product returns are estimated and recorded at the time revenue is recognized. The buy-down programs are accounted for as a reduction in revenues. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Our procedure for estimating product returns and markdown allowances is based upon our historical experience, product sell-through performance by product and by customer, current and historical trends in the footwear industry and changes in demand for our products. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, visibility into our customers’ inventory levels and ongoing communication with our customers, we believe we are able to identify and reflect in our financial statements in a timely manner variances from previously established estimates.

Reserve for Uncollectable Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. These evaluations, which are performed by our centralized corporate credit department, include, but are not limited to, analyzing our customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history. We predominantly sell our products to large retailers. Historically, we have not experienced significant losses related to trade receivables. However, there is a risk that some of these retail customers could experience financial difficulties, particularly in a weak economy, that may cause them to extend payment times or to default on their obligations to us. If actual losses differ from estimated losses there will be an effect on net income and liquidity. We believe we have sufficient financial resources and proper tools to mitigate the effect that a large default would have on our ability to continue to operate our business; however, if a large customer were to default on its financial obligation to us, we could experience a decrease in liquidity. In addition to the impact on liquidity, we could also experience a decrease in future revenues and operating margins related to this loss of business.

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

We use a cash flow matching approach for determining the appropriate discount rate for the defined benefit pension plan. The Citigroup Pension Discount Curve was developed in response to the need for this type of cash flow matching. The curve is derived from U.S. Treasury rates, plus an option-adjusted spread varying by maturity, to derive hypothetical “Aa” corporate bond rates.

As part of our valuation processes we produce cash flows (expected benefit payments based on valuation assumptions) for the next 80 years. Specifically, for the Defined Benefit Plan we projected 80 years of future cash flows on a PBO basis (projected pay but constant service), and then discount the cash flows using the Citigroup Pension Discount Curve. We then solve for a single interest rate which results in the same present value of future cash flows as the value of cash flows produced by discounting each cash flow by the corresponding rate on the discount curve. For fiscal year end 2005, the result of this analysis indicates a single discount rate of 5.71%.

Next we use the same projected cash flows to determine the duration for the plan. Duration represents the approximate percentage change in plan liability for a 1% change in the underlying discount rate. The duration of a plan is a result of the timing of the cash flows and a higher duration means cash flows are farther out in the future with therefore a higher sensitivity to discount rate changes. Generally the shorter the duration, the lower the underlying discount rate should be. At fiscal year end the cash flow analysis of the plan results in a duration of 17.4 based on a discount rate of 5.75%. Therefore a 1% change in the discount rate will result in a 17.4% change in PBO liability.

Finally we compare the calculated duration for the plan to available benchmark indices to help select an interest rate. If the calculated duration is similar to that of the chosen indices, it is reasonable to consider the index’s discount rate in the rate setting process. One such benchmark is the Citigroup Pension Liability Index which produces a single interest rate for a “typical” pension plan. At year end 2005 the Citigroup Pension Liability Index reported a discount rate of 5.70% based on a duration of 16.13. Our plan’s calculated discount rate was 5.71% based on duration of 17.4.

Our pension plan’s duration is slightly longer than the index, yet results in almost the same underlying discount rate. Therefore we do not need to consider using a lower discount rate for the plan. Under this model the pension plan supports a 5.75% discount rate.

Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine if a valuation allowance is necessary. A valuation allowance has been assigned to our long-term deferred tax assets since we believe it is more likely than not that we will not fully realize the benefits of such tax assets. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such a determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to a future valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances known at that time, while the actual effective tax rate is calculated at year-end. This estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the period in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate. The preparation of federal and state tax returns requires interpretations, judgments and estimates which are subject to the review and audit of taxing authorities. We believe that the results of audits will not materially affect earnings.

Contingencies

The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2003, we renewed the agreement for an additional term, which will expire in March 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. Recently, the Board of Directors of Tommy Hilfiger Corp., the parent company of Tommy Hilfiger Licensing, Inc., announced the pending sale of Tommy Hilfiger Corp. to Apax Partners. If Tommy Hilfiger Corp. is sold there can be no assurance that we will be able to renew our license agreement with Tommy Hilfiger Licensing, Inc. We believe that no provision is currently required for costs related to the potential loss of this license. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $126 million in fiscal 2005 and are included in the Tommy Hilfiger Footwear segment, the Other Wholesale footwear segment (specifically the Stride Rite International division), Stride Rite Children’s Group – Retail Division, and the Stride Rite Children’s Group – Wholesale Division.

Hedge Accounting for Derivatives

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended in the first quarter of Fiscal 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and interest rates and may enter in derivative transactions, as it deems necessary. The Company did not enter into any derivative transactions in fiscal years 2004 and 2003. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item, or can be deferred in other comprehensive income, depending on the exposure of the underlying transaction. Gains or losses on forward contracts which do not qualify for special hedge accounting are recorded in current earnings in other non-operating income or expense. Gains and losses that qualify for special hedge accounting are recorded in “Accumulated Other Comprehensive Income (Loss)” in the statement of shareholders’ equity. In fiscal year 2005, the Company’s Saucony, Inc. subsidiary had outstanding forward foreign exchange contracts. Refer to note 15 to the consolidated financial statements for additional information.

Goodwill, Trademarks and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective with the beginning of the 2003 fiscal year. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets have ceased. As required by SFAS 142, the Company performs impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, the

Company utilizes the required one-step method to determine whether an impairment exists as of the adoption date. In connection with the SFAS 142 transitional goodwill impairment test, the Company utilized the required two-step method for determining goodwill impairment as of the adoption date.

Environmental Costs

The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP 96-1”), “Environmental Remediation Liabilities (Including Auditing Guidance)”. Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when the Company learns what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on Company property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted at their present value.

Results of Operations

(52 weeks in 2005 and 2003, 53 weeks in 2004)

	Percent Change
Increase (decrease)	2005 vs. 2004	2004 vs. 2003
Net sales	5.3%	1.5%
Gross profit	7.7%	1.5%
Selling and administrative expenses	11.2%	0.8%
Operating income	(7.2)%	4.6%
Income before income taxes and minority interest	(7.2)%	1.7%
Net income	(4.2)%	0.7%

	Percent to Net Sales
	2005	2004	2003
Gross profit	38.9%	38.1%	38.1%
Selling and administrative expenses	32.6%	30.8%	31.1%
Operating income	6.4%	7.2%	7.0%
Income before income taxes and minority interest	6.5%	7.3%	7.3%
Net income	4.2%	4.6%	4.6%

Fiscal 2005 Compared to Fiscal 2004

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2005	2004	Percent Change 2005 vs. 2004
Stride Rite Children’s Group – Wholesale	$90.9	$96.5	(5.7)%
Stride Rite Children’s Group – Retail	175.4	157.2	11.5%

Stride Rite Children’s Group	266.3	253.7	5.0%
Keds	126.0	136.3	(7.5)%
Tommy Hilfiger Adult Footwear	75.6	92.3	(18.1)%
Sperry Top-Sider	73.8	58.9	25.4%
Stride Rite International	33.9	27.1	25.0%
Saucony	23.2	—	n/a
Elimination of intercompany sales	(10.6)	(10.0)	n/a

Total net sales	$588.2	$558.3	5.3%

The 2005 fiscal year contained 52 weeks compared to 53 weeks in fiscal 2004.

During fiscal 2005, consolidated net sales increased $29.9 million to $588.2 million, or 5.3% above the sales level achieved in fiscal 2004. The addition of Saucony contributed $23.2 million to the overall increase. Excluding Saucony, revenues related to the Company’s wholesale brands decreased $11.2 million, or 2.8% compared to fiscal 2004 while overall retail sales increased $17.8 million or 11.1% when compared to fiscal 2004. Unit shipments of current line merchandise during fiscal 2005 for the Company’s wholesale brands were 3.7% below the prior year. The average first quality wholesale selling price remained substantially consistent with fiscal 2004.

Excluding Saucony, first quality wholesale gross sales decreased by $11.5 million, or 3.3% below the wholesale gross sales level achieved in fiscal 2004. In addition, closeout sales decreased $11.7 million, or 22.7% from the comparable period in 2004. Offsetting these decreases was a $5.0 million, or 13.9% increase in the sale of promotional products, a $0.5 million increase in royalties and a $7.6 million decrease in returns and allowances compared to the 2004 fiscal year. The increase in royalty income was primarily the result of the Champion footwear license. The decrease in returns and allowances was a result of fewer product conversions and better product performance with our retailers. This net decrease from wholesale net sales was offset by the strong Stride Rite Children’s Group-Retail store sales comparisons to last year and the addition of Saucony net sales in the fourth quarter which resulted in an overall increase of $29.9 million in consolidated net sales.

Gross Profit

In fiscal year 2005, our gross profit of $229.0 million increased $16.4 million or 7.7% above fiscal 2004. Our gross profit rate of 38.9% was 0.8 percentage points higher than the comparable period in 2004. Saucony gross profit contributed $4.0 million to the favorable comparison, net of a $5.4 million pre-tax expense related to the flow through of the purchase accounting inventory write-up to fair value. Keds’ strategic decision to position their brand as a higher priced product in better channels resulted in a $3.8 million increase in gross profit dollars as a result of the improvement in their quality of wholesale sales. Also contributing to the improved gross profit dollars was the additional gross profit related to the higher level of retail sales, combined with declines in returns and allowances and increased royalties. Offsetting a portion of these increases were the lower gross profit dollars caused by the declines in wholesale sales at Tommy Hilfiger and Stride Rite Children’s Group – Wholesale, certain higher product costs and increased inventory obsolescence costs in the Stride Rite Children’s Group – Wholesale segment and the Stride Rite International division.

Operating Costs

Selling and administrative expenses in fiscal 2005 increased $19.3 million to $191.5 million or 11.2% above the expense level incurred in fiscal 2004. As a percent of net sales, selling and administrative costs were 32.6% in fiscal 2005 compared to 30.8% in fiscal 2004. The increase in operating expenses was attributable in part to the addition of 11 weeks of Saucony expenses subsequent to the date of acquisition, which added $9.1 million to the increase in selling and administrative expenses. Other significant factors that contributed to the overall expense increase were $6.6 million in company-owned retail store operating costs, including the net addition of 20 stores in 2005 as well as $6.4 million of additional advertising expenses, which were 5.8% of net sales during fiscal 2005 versus 4.7% in fiscal 2004, with Keds and Sperry Top-Sider accounting for most of the increase. Pension expense of $3.4 million increased $0.5 million compared to fiscal 2004. Somewhat offsetting these increased costs were lower product sample costs and reductions in information technology expenses. Operating costs are planned to increase in fiscal 2006 due to retail store expansion, increased advertising costs and the impact of a full year of Saucony expenses.

In addition, operating costs will also be negatively impacted in fiscal year 2006 by the expensing of share based compensation brought about by the adoption in the fiscal 2006 first quarter of the new accounting standard, SFAS No. 123R, “Share-Based Payment”. The pre-tax expense specifically related to SFAS 123R is currently estimated at $2.0 million for fiscal 2006. The aggregate pre-tax stock compensation expense is estimated at $2.9 million when including the cost for restricted stock which has historically been included as an expense at its fair value in the results of operations.

Other Income and Taxes

Other income (expense) increased earnings by $0.5 million in fiscal 2005 versus a similar increase in fiscal 2004. Investment income decreased by $0.3 million in fiscal 2005. Comparisons of investment income are negatively impacted by lower average cash balances subsequent to the acquisition of Saucony and are partially offset by the higher interest rates on investments that occurred in 2005. Interest expense, which is related to borrowing under the revolving credit agreement, was higher by $0.9 million in fiscal 2005, as there were no borrowings during fiscal 2004. The weighted average interest rate for fiscal 2005 was 5.1%. Other income (expense), net was higher in fiscal 2005 as the prior year amount included greater expenses related to the performance of a Company owned life insurance program in fiscal 2004.

In fiscal 2005, the provision for income taxes decreased $1.8 million due to a decrease in pre-tax income combined with a lower effective tax rate. Our effective income tax rate was 35.4% in fiscal 2005 versus 37.3% in fiscal 2004. The lower tax rate in fiscal 2005 as compared to fiscal 2004 was due principally to a reduction in state tax reserves which were no longer required.

Minority Interest in Loss of Consolidated Subsidiary

The minority interest in loss of consolidated subsidiary represents a minority shareholders’ allocable share of Saucony Canada, Inc. The minority ownership percentage of Saucony Canada, Inc. is 5.0% of the subsidiary. We intend to purchase the remaining interest during fiscal year 2006.

Net Income

We earned $24.6 million in fiscal 2005, a decrease of $1.1 million or 4.3% as compared to fiscal 2004’s net income amount. The decrease in earnings in fiscal 2005 resulted from higher selling and administrative expenses, which offset the overall increases in net sales and gross profit and the effect of a lower income tax rate. Included in the 2005 net income is an after-tax expense of $3.5 million related to the additional cost of goods sold due to the flow through of a portion of the purchase accounting inventory write-up to fair value recorded as part of the Saucony acquisition.

Segments Review

In September 2005, the Company completed its acquisition of Saucony, Inc. pursuant to an Agreement and Plan of Merger. At that time, Saucony became our wholly-owned subsidiary. Saucony’s results of operations have been included in our results since the date of acquisition. Saucony has been reported as a separate segment in fiscal 2005, based on how the Company’s management reviewed the business for the purposes of assessing performance and allocating resources.

Stride Rite Children’s Group – Retail

The net sales of the Stride Rite Children’s Group – Retail company-owned stores increased 11.5% in fiscal 2005 as compared to the prior year. Sales at comparable Children’s Group retail stores (open for 52 weeks in each fiscal year) increased 5.2% during fiscal 2005. Driving this increase in the comparable stores category was the performance of “Baby Stages” products and other new product introductions in the children’s shoe stores, as well as improved inventory selection in outlet stores. During the 2005 fiscal year, two Shoe Buzz stores, which did not meet our performance expectation, were converted to outlet stores. At the end of fiscal 2005, the Stride Rite Children’s Group – Retail operated 271 stores. This is a net increase of 20 stores, or 8.0% from the end of the same period in the prior year. Current plans call for the opening of approximately 33 Children’s Group retail stores and the closing of 2 underperforming locations during the 2006 fiscal year. Beginning in fiscal 2006, the financial results of the Saucony retail stores will be included in Stride Rite Children’s Group – Retail. Current plans call for the closing of approximately 5 underperforming Saucony outlet stores in fiscal 2006.

The Stride Rite Children’s Group – Retail operating income increased due to a combination of both higher sales and an improved gross profit percentage versus the prior year. Offsetting the increased operating income were higher store operating expenses in fiscal 2005, primarily related to the additional number of stores and certain increased indirect store costs.

Stride Rite Children’s Group – Wholesale

Net sales decreased 5.7% during fiscal 2005 as compared to the prior year. This decrease was primarily attributable to decreased sales of first quality products, mainly in the Tommy Hilfiger and Munchkin product lines, as well as a decrease in closeout products sales. Offsetting a portion of these decreases were higher sales of both Børn Kids and promotional products.

The Stride Rite Children’s Group – Wholesale operating income declined slightly versus the prior year. The decline was primarily related to the impact of the lower net sales and the corresponding reduction in gross profit dollars being largely offset by decreases in operating expenses.

Tommy Hilfiger Footwear, Inc.

The net sales of Tommy Hilfiger footwear men’s and women’s products decreased by 18.1% during fiscal 2005. This was primarily attributable to a significant reduction in the men’s business across all channels of distribution and a downward trend in both women’s products and sales to department stores. Starting in fiscal 2005 the Company began licensing its PRO-Keds trademark to an independent third party based on which the Company receives royalty income. The effect of this decision resulted in a $3.5 million decrease in the comparison to the prior year’s Tommy Hilfiger net sales. In addition, the Tommy “H” product line was discontinued in 2005 and represented $1.3 million of the net sales decline versus the prior year.

The Tommy Hilfiger operating loss increase versus prior year was primarily related to the effect of both the lower sales in fiscal 2005 combined with a decrease in the gross profit rate as compared to 2004. Operating expenses, although reduced in 2005 versus the prior year, could not offset the gross profit impact of the lower sales.

Other Wholesale Footwear

The increase in sales of the Other Wholesale Footwear segment was primarily attributable to the increase in sales of the Sperry Top-Sider product line. The Sperry Top-Sider increase was largely the result of strong sales of men’s boat shoes and the overall women’s product line. The significant growth in the Sperry Top-Sider men’s product sales in 2005 resulted from increases in the premium department store, family shoe store and outdoor channels. The women’s business had expanded retail distribution in the better department store, independent and outdoor channels, which resulted in increased sales of boat shoes, nautical casuals and canvas. As planned, the Keds sales decline versus last year was in the moderate and value retail sales channels and was primarily due to the strategic repositioning of the Keds brand as a higher-priced product line with improved styling, with less casual styles and an increased focus on basic core styles. Keds has two remaining retail stores, one which will be closing during fiscal 2006 and the other that will be converted to a Stride Rite store. Keds repositioned the brand in 2005; returning to its historical position as a sneaker brand with an athletic heritage and targeting the younger consumer by utilizing the brand spokesperson, Mischa Barton. The Stride Rite International division’s net sales growth in fiscal 2005 also contributed to the increase in sales of the Other Wholesale Footwear segment. This was the result of strong sales of Tommy Hilfiger footwear in Latin America, Keds footwear in Europe and Asia, and Sperry Top-Sider in Europe and South Africa.

The increased operating income in the Other Wholesale Footwear segment was primarily the result of higher sales of both Sperry Top-Sider and Stride Rite International and the increased gross profit percentages of both Keds and Sperry Top-Sider. Keds’ higher gross profit was principally due to higher average selling prices combined with an improved returns and allowances performance. Offsetting a portion of the increased profits in 2005 were higher advertising spending in Keds and Sperry Top-Sider.

Saucony, Inc.

Saucony sales for the 11 weeks since the September 16, 2005 acquisition were $23.2 million. During the same time period Saucony had an operating loss of $5.1 million, which was primarily due to lower gross profit resulting from the flow through of $5.4 million, pre-tax, of a portion of the purchase accounting write up of inventory to fair value.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2004	2003(1)	Percent Change 2004 vs. 2003
Stride Rite Children’s Group – Wholesale	$96.5	$96.3	0.2%
Stride Rite Children’s Group – Retail	157.2	139.8	12.5%

Stride Rite Children’s Group	253.7	236.1	7.4%
Keds	136.3	153.3	(11.1)%
Tommy Hilfiger Adult Footwear	92.3	94.9	(2.7)%
Sperry Top-Sider	58.9	53.3	10.5%
Stride Rite International	27.1	23.3	16.3%
Elimination of intercompany sales	(10.0)	(10.8)	n/a

Total net sales	$558.3	$550.1	1.5%

(1)	Fiscal year 2003 recast for the transfer of Tommy Hilfiger Kids sales from Tommy Hilfiger to Stride Rite Children’s Group.

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

Operating Costs

Selling and administrative expenses in fiscal 2004 increased $1.3 million to $172.2 million or 0.8% above the expense level incurred in fiscal 2003. As a percent of net sales, selling and administrative costs were 30.8% in fiscal 2004 compared to 31.1% in fiscal 2003. The increase in operating expenses was primarily attributable to company-owned retail store expansion costs, including the addition of 24 stores in 2004 and the additional expenses related to compliance with Sarbanes-Oxley 404 requirements. Somewhat offsetting these increased costs were lower bad debt and freight costs. Pension expense of $2.9 million remained flat to fiscal 2003. During fiscal 2004, advertising costs were 4.7% of net sales versus 4.8% in fiscal 2003. The decrease in advertising was primarily attributable to decreased contractual spending by Tommy Hilfiger, which is sales based.

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

Net Income

We earned $25.7 million in fiscal 2004, $0.2 million or 0.7% above fiscal 2003’s net income amount. The increase in earnings in fiscal 2004 resulted from the higher net sales being affected by a flat gross profit percentage. This was then somewhat offset by higher selling and administrative expenses and a higher effective income tax rate.

Segments Review

Stride Rite Children’s Group – Retail

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

The Stride Rite Children’s Group – Retail operating income increased due to higher sales and an improved gross profit percentage versus the prior year. Offsetting the increased profit were higher store operating costs in fiscal 2004, primarily related to the additional stores and certain increased indirect store costs.

Stride Rite Children’s Group – Wholesale

In fiscal 2004, sales to independent retailers remained flat when compared to last year. During the fourth quarter of 2004 wholesale sales increased 5.0% with the increase primarily attributable to increased sales of promotional and closeout products as well as fewer returns and allowances. Stride Rite Children’s Group’s wholesale sales have increased over the comparable prior periods during the last three quarters of fiscal 2004.

The Stride Rite Children’s Group – Wholesale operating income decline versus the prior year was primarily related to the impact of the lower sales and lower profit margins, particularly on closeout product sales.

Tommy Hilfiger Footwear, Inc.

The decrease in the Tommy Hilfiger Footwear men’s and women’s net sales can be attributed to declines in the men’s athletic and casual businesses, a decrease in the sales of closeouts, as well as an increase in returns and allowances. The department store channel continues to be challenging due to increased price pressure and the demand for lower priced merchandise. The introduction of the Tommy Girl and “H” Hilfiger product lines offset a portion of the sales declines in other components of the Tommy Hilfiger division.

The Tommy Hilfiger operating income decline versus prior year was primarily related to the effect of the lower sales in fiscal 2004 compared to 2003. Operating expenses, although reduced in 2004 versus the prior year, could not fully offset the gross profit impact of the lower sales.

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

The Other Wholesale Footwear segment’s operating income increased due primarily to higher sales and gross profit from Sperry Top-Sider and Stride Rite International combined with lower operating expenses from Keds.

Liquidity and Capital Resources

At the end of fiscal 2005, our balance sheet reflected a current ratio of 3.5 to 1 with $60.0 million in long-term debt. Our cash and cash equivalents totaled $33.1 million at December 2, 2005, a decrease of $57.8 million from the total cash, cash equivalents and marketable securities of $90.9 million at the end of fiscal 2004. This decrease in our cash balance was primarily the result of the acquisition of Saucony which was completed on September 16, 2005.

During fiscal 2005, our operations generated $42.9 million of cash, more than the operating cash flows of $40.6 million in fiscal 2004 but less than the $46.8 million in fiscal 2003. Our accounts receivable balance of $63.4 million, increased $15.6 million from the year earlier levels. The increase in accounts receivable is primarily due to the addition of Saucony’s accounts receivable. At December 3, 2005, our DSO totaled 39 days, an increase compared to the DSO of 37 days at year-end 2004 but down from the DSO of 40 days at year-end 2003. The increase in DSO from last year is related to the addition of Saucony which generally has offered somewhat longer credit terms to their customers. Partially offsetting this increase is the impact of more effectively pursuing past due receivables and reductions in customer chargebacks. Year-end inventories totaled $116.1 million, which was $28.3 million or 32.2% higher than the $87.8 million at fiscal year-end 2004. The inventory increase in fiscal 2005 related primarily to the addition of Saucony, which includes 21 Saucony outlet stores, and the net addition of 20 Stride Rite retail stores. Without the addition of Saucony, inventory was only 3.3% higher as compared to the prior year. During fiscal year 2005, our inventory turnover averaged 3.7 times, lower than both the turnover rates of 4.2 times during fiscal 2004 and 4.3 times realized in fiscal 2003. The decrease in inventory turnover relates primarily to lower than anticipated sell-in of current line merchandise in the 2005 Spring season, coupled with the increase in retail stores which generally have a lower inventory turnover rate than our wholesale businesses.

Additions to property and equipment totaled $9.0 million in fiscal 2005 compared with $7.1 million in fiscal 2004 and $6.7 million in fiscal 2003. This increase in capital spending versus last year is primarily attributable to the renovation of existing retail locations, the renovation of our corporate headquarters and the higher number of store openings in fiscal 2005. Capital expenditures in fiscal 2005 included $4.7 million related to both new retail stores and the renovation of existing retail locations, $0.9 million related to information technology expenditures and $1.0 million related to the renovation of our corporate headquarters. During fiscal 2005 we opened 25

Children’s Group retail stores. In fiscal years 2004 and 2003 we opened 24 and 11 new retail stores, respectively. During the 2006 fiscal year, our current plans call for the addition of approximately 33 new retail stores. In fiscal year 2006, we are planning capital expenditures of approximately $13.5 million. The opening of new stores, renovation of existing stores and the continued implementation and modification of our retail merchandise planning system are the most significant areas of capital spending planned for fiscal 2006. In addition, our 2006 capital spending is planned to include improvements within our warehousing and distribution facilities as well as our headquarters location. Funding for our capital expenditures is expected to be provided by our operations and our revolving credit facility. If business conditions are not favorable and do not allow for the funding of capital purchases from either our operations or through borrowings, our plans will be reevaluated.

Our pension liabilities were increased slightly compared to fiscal 2004. These pension liabilities are developed from actuarial calculations and valuations. Inherent in these valuations are assumptions, including discount rates and the expected return on plan assets. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. The expected rate of return remained constant in fiscal 2005 at 8.5%. Due to the long-term nature of this assumption, it is not expected that the rate of return percentage will vary yearly. The expected long-term rate of return for fiscal year 2006 will also be 8.5%. The discount rate used for the calculation of plan liabilities at fiscal year-end 2005 was 5.75%, which is consistent with the rate used in fiscal 2004. We consider market conditions, including changes in interest and investment rates, in developing these assumptions. At fiscal year-end 2005, our non-cash minimum pension liability totaled $13.8 million. This liability was created by the shortfall of plan assets versus the accumulated benefit obligation. Pension expense, a non-cash item, for fiscal 2005 was $3.4 million and it is expected to increase in fiscal 2006 to approximately $3.9 million. During the 2005 fiscal year, we contributed $3.0 million to the Company’s defined benefit pension plan. There are no current plans in fiscal year 2006 to make any additional cash contributions to the pension plan. See Note 10 to the consolidated financial statements for further discussion.

During fiscal year 2005 we returned $15.7 million to stockholders through share repurchases and cash dividends. This is down from the $49.9 million returned to stockholders in the prior year as we spent $42.2 million in fiscal 2004 to repurchase approximately 4.0 million common shares under our share repurchase program. Over the three-year period ended December 2, 2005, we repurchased a total of approximately 5.3 million common shares at an aggregate cost of $57.2 million. As of December 2, 2005, we have approximately 3.9 million shares remaining on our share repurchase authorization approved by the Board of Directors in June 2004. We believe that share repurchases are a good investment and an effective means of providing value to our stockholders. We will continue to evaluate opportunistic share repurchases during the 2006 fiscal year. We have paid a dividend to our stockholders each quarter since the Company’s initial listing on the New York Stock Exchange in 1961. We used $7.9 million of cash for dividend payments during fiscal 2005, which was an increase from the $7.7 million used in fiscal 2004 and approximately equal to the $7.9 million in fiscal 2003. On April 14, 2005, the Board of Directors increased the quarterly dividend from $.05 to $.06 per share of Common Stock. Funds for these share repurchases and dividends were provided from internal sources. There are generally no restrictions on our ability to continue to pay our quarterly dividend, except that our revolving credit agreement, entered into on September 16, 2005, contains a debt covenant limiting restricted payments including dividend payments to no more than $25.0 million annually unless the leverage ratio as defined in the revolving credit agreement is below 2.0 to 1.0. We do not, however, believe that this restriction will impact our ability to continue to make dividend payments.

During the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including the market risk associated with interest rate movements on short-term borrowings and cash equivalents. Additionally, economic conditions in countries where we source our products could negatively affect future inventory purchase commitments. We purchase substantially all of our inventory from outside the United States. As these purchases are primarily denominated in U.S. dollars, we are not directly subject to foreign currency exchange rate fluctuations. Our Saucony, Inc. subsidiary has historically used forward foreign exchange contracts to hedge a portion of their Canadian and European foreign exchange risk relating to net sales. We expect to continue that practice during the 2006 fiscal year. We utilize cash from operations, short-term investments and, if necessary, short-term borrowings to fund our working capital and investment needs.

In addition to internal sources of funding, we entered into a five year revolving credit facility on September 16, 2005 with nine banks. The facility provides for secured revolving loans up to $275.0 million, of which $200.0 million is currently committed. The facility also includes a $75.0 million sub-limit for the issuance of letters of credit and a $15.0 million sub-limit for swing line loans which fund short term working capital requirements. In September 2005, $85 million was borrowed under the revolver to pay fees and expenses in connection with the acquisition of Saucony, Inc. and for working capital and general corporate purposes. As of December 2, 2005, there was $60.0 million outstanding under the revolver and $0 under the sub-limit for swing line loans. During the fourth quarter of 2005, $5.0 million was borrowed and subsequently repaid under the swing line, with no balance outstanding as of fiscal 2005 year end. Under the revolving credit facility, interest rates and facility fees are determined according to a pricing grid providing a margin rate over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the Bank of America prime rate). The applicable fees and margins are determined by the Company’s leverage ratio which is defined as consolidated total funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). At year-end 2005, we had $140.0 million available for borrowing under our revolving credit line. From October 2002 through September 2005, we maintained a three-year, revolving credit agreement with four banks providing for loans of up to $75.0 million. This revolving credit agreement was terminated on September 16, 2005. During fiscal 2004 and 2003, we did not make any borrowings under the revolving credit agreement in place at that time.

Refer to the Form 8-K that was filed by the Company with the Securities and Exchange Commission on September 22, 2005 for additional information on the revolving credit facility.

Our significant financial obligations as of December 2, 2005 are as follows:

Cash Payments Due During the Fiscal Years
(In thousands)

Financial Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$19,445	$18,360	$16,885	$15,654	$12,898	$36,296	$119,538

Some of the operating leases have provisions for additional rentals based on increased property taxes and landlord operating costs and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Estimates for such amounts are not included in the table above as these have not been historically significant. Some leases have renewal options that allow us to extend the lease term beyond the initial commitment periods, subject to terms agreed to at lease inceptions.

Amounts committed under off-balance sheet arrangements as of December 2, 2005 are as follows (in thousands):

Letters of credit	$50,547
Forward foreign exchange contracts	3,201

$53,748

We use letters of credit to facilitate purchases of inventory with a significant number of our suppliers.

We use forward exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts are used by certain of the Company’s foreign subsidiaries as it relates to their purchase of Saucony products. The purpose of the contracts is to protect the subsidiaries’ cash flows from fluctuations in currency exchange rates as they relate to purchase and sale commitments.

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

Recent Accounting Pronouncements

In December, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for a company’s first reporting period following the company’s fiscal year that begins on or after June 15, 2005. The Company has evaluated the provisions of this revision and determined the impact on its consolidated financial statements will have a negative effect on consolidated net income. The pre-tax expense specifically related to SFAS 123R is currently estimated at $2.0 million for fiscal 2006.

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

We have available a $275.0 million secured revolving line of credit, of which $200.0 million is currently committed. Borrowings under this revolving credit facility bear interest at variable rates based on LIBOR plus an applicable spread or an alternate base rate. At December 2, 2005, $60.0 million was outstanding under this credit facility. If interest rates were to change by 100 basis points, it would change the annual interest expense on the year-end borrowing amount by $600.0 thousand.

We conduct operations in various international countries, which exposes us to changes in foreign exchange rates. The financial results of our foreign subsidiaries may be materially impacted by exposure to fluctuating exchange rates. Reported sales and costs and expenses at our foreign subsidiaries, when translated into U.S. dollars for financial reporting purposes, can fluctuate due to exchange rate movement. While exchange rate fluctuations can have a material impact on reported revenues and earnings, this impact is principally the result of the translation effect and does not materially impact our short-term cash flows.

As the result of the Saucony acquisition in September 2005, we now enter into forward foreign exchange contracts in the ordinary course of business to hedge firm and anticipated intercompany purchase and sale commitments denominated in currencies other than our subsidiaries’ local currencies. Several of our foreign subsidiaries’ footwear inventory purchases are denominated in U.S. dollars, which exposes them to changes in foreign exchange rates. The purpose of our currency hedging is to protect our local currency cash flows related to these commitments from fluctuations in foreign currency movements. Transactions covered by hedge contracts include intercompany payables. The principal currencies we hedge are the Canadian dollar, British Pound Sterling and Euro. The contracts have no cash requirements until maturity. Credit risk is minimal as the foreign exchange contracts are with major banking institutions. The fair value of our forward exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward exchange contracts is the estimated amount that we would pay or receive upon termination of the contract, taking into account the change in the currency exchange rates. As of December 2, 2005, the national value of our forward exchange contracts was $3.2 million. We recorded a $25.0 thousand gain as non-operating other income in fiscal 2005 earnings. The fair value of outstanding forward exchange contracts of $111.0 thousand as of December 2, 2005. We have calculated the effect of a 10% depreciation in the year-end currency exchange rates related to the forward exchange contracts as of December 2, 2005. This depreciation would result in a loss on forward exchange contracts of approximately $280.0 thousand at December 2, 2005. Losses on our forward exchange contracts resulting from changes in currency exchange rates will be partially offset by gains on the exposures being hedged. The calculations of the hypothetical 10% depreciation in the year-end exchange rates assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate for another and do not factor in any potential effects that changes in currency rates may have on the translation of the statement of income, sales volume and prices and on local currency costs.

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by Item 8 is included in pages F-1 through F-30 and page S-1 attached to this report. An index to the Financial Statements appears in Item 15 to this report.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 2, 2005.

We have excluded certain elements of the internal control over financial reporting of Saucony, Inc., a wholly owned subsidiary, from our assessment of internal control over financial reporting as of December 2, 2005 because it was acquired by us in a purchase business combination during fiscal 2005. The excluded elements represent controls over accounts of approximately 20% of consolidated assets, 24% of consolidated liabilities, 4% of consolidated revenues and 5% of consolidated operating expenses. Saucony will be included in our fiscal 2006 evaluation.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information concerning our Directors, additional information regarding certain executive officers, information regarding the Company’s Code of Ethics, and other information required by Item 10 of Part III of this report shall be included in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year and is incorporated herein by reference. Our 2006 Annual Meeting of Stockholders will be held on Thursday, April 6, 2006. The information with respect to our executive officers listed below is as of February 2, 2006.

Name	Position with Stride Rite	Age
David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer of Stride Rite since joining Stride Rite in November 1999. Prior to joining Stride Rite, Mr. Chamberlain was Chairman of the Board of Genesco, Inc., a footwear company, from 1994 to 1999 and President and Chief Executive Officer of Genesco, Inc. from 1994 to 1996.	62

Yusef Akyuz	Senior Vice President and Chief Information Officer of Stride Rite since November 2000. Previously, Mr. Akyuz was Vice President and Chief Information Officer at The Timberland Company, a footwear and apparel company, from June 1996 to November 2000. Prior to that, Mr. Akyuz was Director of M.I.S. at The Rockport Company, Inc., a footwear company wholly owned by Reebok International Ltd., from November 1991 to May 1996.	55

Frank A. Caruso	Chief Financial Officer of Stride Rite since May 2001. Previously, Mr. Caruso was Vice President – Finance and Operations from January 2001 until May 2001. Mr. Caruso was Vice President and Corporate Controller from January 1998 until June 2001. Prior to that, Mr. Caruso was Vice President and Controller of Parametric Technology Corporation, a software company, from June 1997 to December 1997 and Senior Vice President, Finance and Operations, of The Keds Corporation from June 1990 to June 1997.	52

Janet M. DePiero	Senior Vice President of Human Resources of Stride Rite since April 2003. Previously, Ms. DePiero was Vice President of Human Resources of Stride Rite from March 1997 to April 2003, Director of Compensation and Benefits of Stride Rite from October 1995 to February 1997 and Manager of Compensation and Benefits of Stride Rite from December 1991 to September 1995.	44

Gordon W. Johnson, Jr.	Treasurer of Stride Rite since February 2001. Previously, Mr. Johnson was Assistant Treasurer of Stride Rite from May 1988 to February 2001.	51

R. Shawn Neville	President, The Keds Corporation, since July 2004. Prior to joining Stride Rite, Mr. Neville was President and CEO of Footstar’s athletic division, including the management of their retail division, Footaction, USA, from 1999 – 2004. Previous to that position, Mr. Neville worked for Reebok International in senior marketing, sales and general management roles including VP of US Marketing, VP of US Sales, President, Reebok France, and Senior Vice President, Reebok North America, from 1994 – 1999.	43

Charles W. Redepenning, Jr.	General Counsel, Clerk and Secretary of Stride Rite since March 1998 and President of Stride Rite International Corp. since December 1999. Prior to joining Stride Rite, Mr. Redepenning was Senior Vice President, General Counsel and Secretary of Daka International, Inc., a multi-national food service and restaurant corporation, from 1989 to 1998.	49

Name	Position with Stride Rite	Age
Craig L. Reingold	President, Sperry Top-Sider, Inc., since August 2001. Prior to joining Stride Rite, Mr. Reingold worked for Arroyo & Coates, a commercial real estate service company, from September 2000 to August 2001. Previous to that position, Mr. Reingold was Vice President of Sales for Ariat International, a footwear company, from July 1994 to September 2000.	50

Pamela J. Salkovitz	President, Stride Rite Children’s Group, Inc., since July 2002. Previous to this position, Ms. Salkovitz was President, Retail of Candies’ Inc. from June 2001 to May 2002, and Group President, Value Division of Nine West Group/Jones New York from 1996 to May 2001.	47

Richard T. Thornton	President and Chief Operating Officer, The Stride Rite Corporation since July 2003. Previously, Mr. Thornton was President, Tommy Hilfiger Footwear, Inc., from January 2001 to July 2003, Vice President – Operations of Stride Rite from August 1999 to December 2000, and was Senior Vice President – Finance, Operations and Merchandising of Tommy Hilfiger Footwear, Inc. from September 1998 to August 1999. Prior to joining Stride Rite, Mr. Thornton was Vice President, Finance, of the Greg Norman division of Reebok International, Ltd. from December 1997 to August 1998, Vice President of Operations of BMB Associates, a computer company, from March 1997 to December 1997, and General Manager of Boston Whaler from September 1984 to March 1997.	53

Richard J. Woodworth	President, Tommy Hilfiger Footwear, Inc. since July 2003. Previously, Mr. Woodworth was Principal for his own consulting practice of Woodworth Group from 2000 to 2002, President of League Enterprises for the National Hockey League from 1999 to 2000, and President and Chief Executive Officer of the Greg Norman Collection, a division of Reebok International, LTD, from 1991 to 1999.	48

These executive officers are generally elected at the Board of Directors’ meeting held in conjunction with our Annual Meeting of Stockholders and serve at the pleasure of the Board.

Item 11.    Executive Compensation.

The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

None.

Item 14.    Principal Accountant Fees and Services.

The information concerning Principal Accountant Fees and Services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements and Schedule.

15(a)1 and 15(a)2.    Financial Statements and Schedule. The following financial statements and financial statement schedules are included as a part of this report in the pages indicated:

Page
Consolidated Balance Sheets as of December 2, 2005 and December 3, 2004	F-1

Consolidated Statements of Income for the fiscal years ended December 2, 2005, December 3, 2004 and November 28, 2003	F-2

Consolidated Statements of Cash Flows for the fiscal years ended December 2, 2005, December 3, 2004 and November 28, 2003	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended December 2, 2005, December 3, 2004 and November 28, 2003	F-4

Notes to Consolidated Financial Statements	F-5 to F-28

Report of Independent Registered Public Accounting Firm	F-29 to F-30

Schedule II – Valuation and Qualifying Accounts	S-1

15(a)3.    Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
2

Agreement and Plan of Merger among the Registrant, OC, Inc. and Saucony, Inc. dated as of June 1, 2005. This document was filed as Exhibit 2.1 to the Registrant’s Form 8-K on June 3, 2005 and is incorporated herein by reference.

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

10(x)**

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

10(xii)*

Amendment No. 1 to the 1998 Non-Employee Director Stock Ownership Plan of the Registrant. This document was filed as Exhibit 99.2 to the Registrant’s Form S-8 filed on May 19, 2003 and is incorporated herein by reference.

10(xiii)*	2001 Stock Option and Incentive Plan of the Registrant. This document was filed as Exhibit 4.8 to the Registrant’s Form S-8 filed on May 2, 2001 and is incorporated herein by reference.

10(xiv)*

Amended and Restated Employee Stock Purchase Plan of the Registrant. This document was filed as Appendix B to the Registrant’s Definitive Proxy Statement as filed on February 22, 2002 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
10(xv)**

Third Amendment to the Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 27, 2004 and is incorporated herein by reference.

10(xvi)*

First Amendment to the 2001 Stock Option and Incentive Plan of the Registrant. This document was filed on Exhibit 99.1 to the Registrant’s Form S-8 filed on July 8, 2004 and is incorporated herein by reference.

10(xvii)*

Form of Option Agreement and Form of Restricted Stock Agreement of the Registrant. These documents were filed as Exhibits 10.1 and 10.2, respectively, to the Registrant’s Form 8-K filed on January 24, 2005 and are incorporated herein by reference.

10(xviii)

Credit Agreement among the Registrant, Bank of America, N.A., Citizens Bank of Massachusetts, Banc of America Securities LLC, the Bank of New York and Sun Trust Bank dated as of September 16, 2005. This document was filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 22, 2005 and is incorporated herein by reference.

10(xix)

Guaranty made by the Registrant in favor of Bank of America, N.A. dated as of September 16, 2005. This document was filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 22, 2005 and is incorporated herein by reference.

21#	Subsidiaries of the Registrant

23#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#+	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#+	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment granted.
#	Filed with this Form 10-K.
+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934.

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

Date:    February 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. CHAMBERLAIN David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer	February 6, 2006

/s/ CHRISTINE M. COURNOYER Christine M. Cournoyer	Director	February 6, 2006

/s/ SHIRA D. GOODMAN Shira D. Goodman	Director	February 6, 2006

/s/ LANCE ISHAM Lance Isham	Director	February 6, 2006

/s/ FRANK R. MORI Frank R. Mori	Director	February 6, 2006

/s/ JAMES F. ORR III James F. Orr III	Director	February 6, 2006

/s/ MYLES J. SLOSBERG Myles J. Slosberg	Director	February 6, 2006

/s/ BRUCE VAN SAUN Bruce Van Saun	Director	February 6, 2006

THE STRIDE RITE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 2, 2005	December 3, 2004
	(In thousands, except for share data)
ASSETS
Current Assets:
Cash and cash equivalents	$33,094	$20,005
Marketable securities	—	70,850
Accounts and notes receivable, less allowances of $8,711 in 2005 and $7,636 in 2004	63,368	47,730
Inventories	116,095	87,790
Deferred income taxes	14,211	13,123
Prepaid expenses and other current assets	25,918	12,802

Total current assets	252,686	252,300
Property and equipment, net	51,367	54,246
Goodwill	56,729	908
Trademarks and other intangibles	58,590	1,690
Other assets, net	19,482	9,273

Total assets	$438,854	$318,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,186	$21,046
Income taxes payable	12,845	15,316
Accrued expenses and other liabilities	35,991	21,377

Total current liabilities	73,022	57,739
Long-term debt	60,000	—
Deferred income taxes	23,980	487
Pension obligation and other long-term liabilities	15,174	13,329
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $1 par value—1,000,000 shares authorized; Issued – none	—	—
Common stock, $.25 par value—135,000,000 shares authorized; Issued and outstanding—36,499,403 shares in 2005 and 35,907,478 shares in 2004	9,125	8,977
Capital in excess of par value	18,434	10,069
Retained earnings	248,586	237,214
Accumulated other comprehensive loss	(9,467)	(9,398)

Total stockholders’ equity	266,678	246,862

Total liabilities and stockholders’ equity	$438,854	$318,417

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	2005	2004	2003
	(In thousands, except for per share data)
Net sales	$588,164	$558,324	$550,124
Cost of sales	359,179	345,728	340,614

Gross profit	228,985	212,596	209,510
Selling and administrative expenses	191,496	172,190	170,867

Operating income	37,489	40,406	38,643
Investment income	1,438	1,707	2,129
Interest expense	(1,222)	(320)	(293)
Other income (expense), net	277	(884)	(245)

Income before income taxes and minority interest	37,982	40,909	40,234
Provision for income taxes	(13,446)	(15,255)	(14,746)
Minority interest in loss of consolidated subsidiary	31	—	—

Net income	$24,567	$25,654	$25,488

Net income per common share:
Diluted	$.66	$.66	$.64

Basic	$.68	$.68	$.65

Average common shares used in per share computations:
Diluted	37,223	38,753	40,063

Basic	36,197	37,976	39,389

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$24,567	$25,654	$25,488
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	13,117	12,622	13,481
Deferred income taxes	(3,367)	2,612	6,678
Sale of trading securities	—	—	6
Compensation expense (income) related to stock plans	948	(16)	(23)
Tax benefit in connection with exercise of stock options	1,964	716	651
Gain related to long-term investments	(63)	—	(1,071)
Loss on disposals of property and equipment	491	997	696
Minority interest in loss of consolidated subsidiary	(31)	—	—
Changes in:
Accounts and notes receivable	7,203	3,503	(2,700)
Inventories	5,577	(5,811)	16,356
Other current assets	6,454	5,107	73
Other current liabilities	(8,844)	(6,382)	(4,377)
Other long-term assets	(2,597)	2,421	(1,438)
Other long-term liabilities	436	198	—
Contribution to pension plan	(3,000)	(1,000)	(7,000)

Net cash provided from operating activities:	42,855	40,621	46,820

Cash flows from investing activities:
Business acquisition, net of cash	(152,856)	—	—
Investments in marketable securities available for sale	(29,325)	(76,150)	(198,550)
Proceeds from sale of marketable securities available for sale	107,509	97,450	106,400
Additions to property and equipment	(8,984)	(7,060)	(6,672)
Distributions from long-term investments	28	—	1,071

Net cash (used in) provided from investing activities:	(83,628)	14,240	(97,751)

Cash flows from financing activities:
Borrowings under revolving credit facility	90,000	—	—
Payments under revolving credit facility	(30,000)	—	—
Proceeds from sale of stock under stock plans	9,341	4,062	3,758
Repurchase of common stock	(7,771)	(42,227)	(7,152)
Cash dividends paid	(7,947)	(7,666)	(7,886)

Net cash provided from (used in) financing activities:	53,623	(45,831)	(11,280)

Effect of exchange rate changes on cash and cash equivalents	239	(147)	228

Net increase (decrease) in cash and cash equivalents	13,089	8,883	(61,983)
Cash and cash equivalents at beginning of the year	20,005	11,122	73,105

Cash and cash equivalents at end of the year	$33,094	$20,005	$11,122

Cash paid for interest expense	$748	$281	$277
Cash paid for income taxes	$14,074	$14,296	$9,863

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except for share data)
Balance, November 29, 2002	$14,237	$18,043	$398,368	$(7,246)	$(170,361)	$253,041

Comprehensive income:
Net income			25,488			25,488
Foreign currency translation adjustments				308		308
Minimum pension liability adjustments, net of taxes ($633)				(860)		(860)

Total comprehensive income			25,488	(552)		24,936
Issuance of 491,035 common shares under stock plan		(1,461)			4,775	3,314
Issuance of 123,701 common shares under employee stock plans		(408)			1,202	794
Tax benefit in connection with stock plans		651				651
Repurchase of 717,900 shares of common stock					(7,152)	(7,152)
Cash dividends on common stock, $.20 per share			(7,868)			(7,868)

Balance, November 28, 2003	14,237	16,825	415,988	(7,798)	(171,536)	267,716

Comprehensive income:
Net income			25,654			25,654
Foreign currency translation adjustments				52		52
Minimum pension liability adjustments, net of taxes ($1,237)				(1,652)		(1,652)

Total comprehensive income			25,654	(1,600)		24,054
Issuance of 477,610 common shares under stock plan		(1,477)			4,679	3,202
Issuance of 101,234 common shares under employee stock plans		(95)			991	896
Tax benefit in connection with stock plans		716				716
Repurchase of 4,010,606 shares of common stock					(42,227)	(42,227)
Treasury stock retirement	(5,260)	(5,900)	(196,933)		208,093	—
Cash dividends on common stock, $.20 per share			(7,495)			(7,495)

Balance, December 3, 2004	8,977	10,069	237,214	(9,398)		246,862

Comprehensive income:
Net income			24,567			24,567
Foreign current translation adjustments				112		112
Minimum pension liability Adjustments, net of taxes ($137)				(181)		(181)

Total comprehensive income			24,567	(69)		24,498
Issuance of 1,076,171 common shares under stock plan	269	8,271				8,540
Issuance of 103,554 common shares under employee stock plans	26	934				960
Tax benefit in connection with stock plans		1,964				1,964
Repurchase of 587,800 shares of common stock	(147)	(2,804)	(4,820)			(7,771)
Cash dividends on common stock $.23 per share			(8,375)			(8,375)

Balance, December 2, 2005	$9,125	$18,434	$248,586	$(9,467)		$266,678

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations  —  The Stride Rite Corporation (the “Company”) designs, sources, markets and distributes footwear primarily under the Stride Rite®, Keds®, PRO-Keds®, Saucony®, Spot-bilt®, Sperry Top-Sider®, Sperry®, Mainsail®, Tommy Hilfiger®, Grasshoppers®, Munchkin®, BabySmart™ and Børn® brands and athletic apparel under the Saucony and Hind® brands. The Company is predominantly a wholesaler of footwear, selling its products throughout the United States and Canada in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers, e-commerce sites and specialty stores. The Company also markets its products directly to consumers in the United States by selling children’s footwear through its Stride Rite children’s shoe stores, selling Saucony, Spot-bilt and Hind products in its Saucony outlet stores and footwear for Stride Rite, Keds, Sperry Top-Sider and Tommy Hilfiger at its Stride Rite outlet stores. The Company’s products are marketed in countries outside the United States through our wholly-owned subsidiaries in Canada, the United Kingdom, the Netherlands, and through independent distributors and licensees in other countries.

Principles of Consolidation  —  The consolidated financial statements of the Company include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated.

Fiscal Year  —  The Company’s fiscal year ends on the Friday closest to November 30 in each year. Fiscal years 2005, 2004, and 2003 ended on December 2, 2005, December 3, 2004 and November 28, 2003, respectively. The 2005 and 2003 fiscal years contained 52 weeks each. The 2004 fiscal year contained 53 weeks.

Revenue Recognition  —  Revenues consist of sales to customers and royalty income. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Revenue from gift certificates is deferred until redemption. The Company permits merchandise returns from its customers under certain circumstances. The Company also engages in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and customer, current and historical trends in the footwear industry and changes in demand for our products, in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Allowances for markdowns and product returns are estimated and recorded at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, the Company’s visibility into its customers’ inventory levels and ongoing communication with its customers, the Company is able to identify and reflect in their financial statements in a timely manner variances from estimates previously established. Royalty income which accounted for approximately $8.5 million, $7.9 million and $6.4 million in fiscal years 2005, 2004 and 2003, respectively, is recognized when earned.

Co-operative Advertising  —  The Company engages in co-op advertising programs and buy-down programs with retailers. Co-op advertising funds are available to all retailers in good standing. Retailers receive reimbursement under this program if they meet established advertising guidelines and trademark requirements. Costs are accrued on the basis of sales to qualifying customers and accounted for as an operating expense. The Company engages in buy-down programs with certain retailers. These buy-down programs are accounted for as a reduction in revenues in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.

Shipping and Handling  —  Products are sold FOB shipping point and shipping costs are paid by the Company’s customers. The Company does not bill for product handling costs, which are included in selling and administrative expenses.

Cash Equivalents and Marketable Securities  —  Cash equivalents represent highly liquid investments, with a maturity of three months or less at the time of purchase. Marketable securities, representing funds invested in fixed income instruments with final maturities greater than one year, are stated at fair value and are considered available for sale.

Financial Instruments  —  Financial instruments consist principally of cash, investments, trade receivables and payables. The Company places its investments with highly rated financial institutions and in investment grade, short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables. The Company’s exposure to foreign exchange risk is limited through U.S. dollar denominated transactions. The Company has not historically entered into derivative financial instruments such as futures, forward or option contracts. The Company’s subsidiary, Saucony, Inc. which was acquired in September 2005 enters into foreign currency exchange contracts to hedge certain foreign currency denominated payables. The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different from book value. The Company uses quoted market prices, when available, to calculate these fair values.

Foreign Currency  —  For international subsidiaries, the local currency is the functional currency. Assets and liabilities of the Company’s international subsidiaries are translated at the rate of exchange existing at year-end. Income statement amounts are translated at the average monthly exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss”. Transaction gains and losses are included in the statement of income and are not significant.

Hedging Policy  —  The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended in the first quarter of Fiscal 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and interest rates and may enter in derivative transactions, as it deems necessary. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item, or can be deferred in other comprehensive income, depending on the exposure of the underlying transaction. The Company did not enter into any derivative transactions in fiscal years 2004 and 2003. At fiscal year end 2005, the Company’s Saucony, Inc. subsidiary does have outstanding forward foreign exchange contracts. Gains or losses on forward contracts which do not qualify for special hedge accounting are recorded in current earnings in other non-operating income or expense. Gains and losses that qualify for special hedge accounting are recorded in “Accumulated Other Comprehensive Income (Loss)” in the statement of shareholders’ equity. Refer to note 15 for additional information.

Inventory Valuation  —  Inventories are stated at the lower of cost or market. The cost of inventories is determined on the last-in, first-out (LIFO) basis. The Company performs regular detailed product sell-through analysis to determine excess and closeout inventory and makes adjustments to provisions for obsolete products as they become known.

Asset Held for Sale  —  The Company classifies its long-lived assets as held for sale when management commits to a plan to sell the assets within one year, it is probable that the assets will be sold within one year, and the fair value of the assets are determinable. The Company states these assets at the estimated fair value, less costs to sell.

Certain property was acquired through the Saucony, Inc. acquisition (refer to Note 2 for additional information) which the Company’s management made a commitment to sell within one year. Management utilized an independent appraiser to assist in the valuation of this property. This asset is classified as a current asset in the accompanying consolidated balance sheet for the period ending December 2, 2005 and is presented at its estimated selling price, less an estimated cost to sell, which approximates $8.3 million.

Property and Equipment  —  Property and equipment are stated at cost. The cost of equipment includes the capitalization of certain associated computer software costs. Depreciation, which is calculated on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Impairment of Long-Lived Assets  —  Effective November 30, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), and amends Accounting Principles Board Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill, Trademarks and Other Intangible Assets  —  The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective with the beginning of the 2003 fiscal year. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets have ceased. As required by SFAS 142, the Company performs impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, the Company utilizes the required one-step method to determine whether an impairment exists as of the adoption date. In connection with the SFAS 142 transitional goodwill impairment test, the Company utilized the required two-step method for determining goodwill impairment as of the adoption date.

As required by SFAS 142, the Company performed impairment tests on goodwill and other indefinitely lived intangible assets, which consisted only of certain trademarks, as of December 2, 2005 and December 3, 2004. As a result of this testing, the Company does not believe that the carrying value of goodwill or any indefinitely lived intangible assets have been impaired.

Environmental Accrual  —  The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with Statement of Position 96-1, “Environmental Remediation Liabilities (Including Auditing Guidance)” (“SOP 96-1”). Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when the Company learns what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on Company property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted at their present value.

Minority Interest  —  The minority interest in loss of consolidated subsidiary represents a minority shareholders’ allocable share of Saucony Canada, Inc. The minority ownership percentage of Saucony Canada, Inc. is 5% of the subsidiary.

The Company intends to purchase the remaining interest within the fiscal year 2006. As such, the related liability has been included in the accompanying consolidated balance sheets at its estimated fair value, or expected purchase price, as of the date of the acquisition of Saucony, Inc. of approximately $800 thousand for the fiscal year ending December 2, 2005.

Income Taxes  —  Deferred income taxes are provided for temporary differences between financial and taxable income. Deferred taxes are also provided on undistributed earnings of subsidiaries and affiliates located outside the United States at rates expected to be applicable at the time of repatriation.

Pre-operating Costs  —  The Company expenses all of the costs that are incurred prior to the opening of new retail stores as they occur.

Lease Accounting  —  Leasehold improvements for properties under operating leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms and the charge to earnings is included in depreciation expense in the consolidated statements of income.

Certain leases include rent increases during the lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation and merchandise placement) and records the difference between the amounts charged to operations and amounts paid as a rent liability. Rent is recognized on a straight-line basis over the lease term.

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to operate. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the lease term.

Advertising  —  In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, the Company expenses advertising costs as incurred. Total advertising expense amounted to $34,114,000, $26,399,000 and $26,624,000 for fiscal years 2005, 2004 and 2003, respectively.

Estimates Included in Financial Statements  —  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, markdowns (which reduce revenues), inventory and income taxes; assumptions related to the defined benefit pension plan; assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ from those estimates.

Comprehensive Income  —  Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The components of accumulated other comprehensive loss as of December 2, 2005 and December 3, 2004 are as follows:

	2005	2004
	(In thousands)
Foreign currency translation adjustments	$(53)	$(165)
Minimum pension liability adjustments, net of taxes	(9,414)	(9,233)

Accumulated other comprehensive loss	$(9,467)	$(9,398)

Reclassifications  —  Certain reclassifications have been made to the fiscal 2004 and 2003 balances to conform to the current year presentation.

Effective July 1, 2004, new capitalization rules under the Massachusetts Business Corporation Act, Chapter 156D provided that shares reacquired by a company become authorized but unissued shares; effectively eliminating the concept of treasury stock. As a result, the Company has reclassified, at December 3, 2004, shares previously classified as treasury shares as a reduction to issued shares of common stock, and accordingly, adjusted the stated value of common stock, paid in capital and retained earnings. At December 3, 2004, the Company had 21,039,066 shares at a cost of $208,093,000 previously classified as treasury stock.

In the first quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate securities as current marketable securities. These securities are considered available for sale. Previously, such securities had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification in all periods presented to report these securities as short-term marketable securities in its consolidated balance sheets. The Company has also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or from financing activities in its consolidated statements of cash flows or previously reported consolidated statements of income.

Net Income per Common Share  —  Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the fiscal years presented in the consolidated statements of income:

	2005	2004	2003
	(In thousands, except for per share data)
Net income	$24,567	$25,654	$25,488

Weighted average common shares outstanding (basic)	36,197	37,976	39,389
Dilutive effect of stock options	1,026	777	674

Weighted average common shares outstanding (diluted)	37,223	38,753	40,063

Earnings per common share:
Basic	$.68	$.68	$.65
Diluted	$.66	$.66	$.64

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares:

	2005	2004	2003
	(In thousands)
Options to purchase shares of common stock	3	1,041	551

Accounting for Stock-Based Compensation  —  During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation” to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. SFAS 148 also amends the disclosure requirements of SFAS 123 by requiring that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002.

The Company has elected to continue to account for stock options in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, no compensation expense has been recorded in connection with fair market value stock option grants under the Company’s stock option plans and its employee stock purchase plan. Effective at the start of fiscal year 2006, the Company will adopt SFAS 123R “Share Based Payment” – Refer to Note 17 for additional information.

Pro forma net income and earnings per share information, included in the table below, has been calculated as if the Company had accounted for stock options and other stock-based compensation under the fair value method. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2005	2004	2003
Risk-free interest rate	3.42%	3.17%	2.95%
Dividend yield	1.7%	2.1%	2.5%
Volatility factor	35%	39%	41%
Weighted average expected life of options (years)	3.9	4.5	4.5

Employee Stock Purchase Plan	2005	2004	2003
Risk-free interest rate	2.92%	1.29%	1.09%
Dividend yield	1.8%	2.3%	2.5%
Volatility factor	35%	39%	41%
Weighted average expected life of options (years)	0.5	0.5	0.5

Accordingly, the weighted average grant date fair values of stock options granted during 2005, 2004 and 2003 were estimated at $3.47, $3.41 and $2.59, respectively. The weighted average grant date fair values of shares issued under the employee stock purchase plan during 2005, 2004 and 2003 were estimated at $1.26, $0.93 and $0.82, respectively. For purposes of pro forma disclosure, the estimated fair value is amortized to expense on a straight-line basis over the options vesting periods. A comparison of reported and pro forma earnings is as follows for the three years in the period ended December 2, 2005:

	2005	2004	2003
	(In thousands, except for per share data)
Net income, as reported	$24,567	$25,654	$25,488
Add: Stock based employee compensation expense included in net income, net of related tax effects	604	13	40
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,553)	(1,876)	(1,678)

Pro forma net income	$22,618	$23,791	$23,850

Earnings per share:
Basic – as reported	$.68	$.68	$.65
Basic – pro forma	$.62	$.63	$.61
Diluted – as reported	$.66	$.66	$.64
Diluted – pro forma	$.61	$.61	$.60

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

2.	BUSINESS ACQUISITION

On September 16, 2005, the Company completed its acquisition of Saucony, Inc. (“Saucony”) pursuant to an Agreement and Plan of Merger. Under the terms of the merger agreement, each share of common stock of Saucony was converted into the right to receive $23.00 per share, without interest. As a result, Saucony became a wholly owned subsidiary of the Company. Saucony’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Company believes the acquisition will strengthen its strategic objectives and growth opportunities.

The components of preliminary purchase price are as follows:

(In thousands)
Cash consideration	$171,586
Direct acquisition costs	3,270
Cash acquired	(22,000)

Purchase price	$152,856

The preliminary purchase price and its preliminary allocation could materially change as the result of changes in the estimates and assumptions used in determining certain acquisition related accruals and in the determinations of the fair value of acquired assets. Any change in these estimates and assumptions in the year following the acquisition would result in an offsetting adjustment to the acquired goodwill.

Under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, the total preliminary purchase price as shown above is allocated to Saucony’s tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The preliminary purchase price allocation as of September 16, 2005 is as follows:

(In thousands)
Accounts receivable	$22,856
Inventories	34,069
Other current assets	22,305
Property and equipment and other	2,850
Trademarks	56,900
Goodwill	55,818
Other acquired finite life intangibles	7,200
Current liabilities	(22,132)
Other liabilities, long term	(1,054)
Net deferred tax liabilities, long term	(25,956)

Net assets acquired	$152,856

The fair value of the Saucony inventory was determined by using the estimated selling price less the sum of the estimated cost to dispose and an estimated profit on the selling effort.

Management utilized an independent appraiser to assist in the valuation of certain acquired real estate which it has made a commitment to sell within one year. The asset is classified as “held for sale” in other current assets at its estimated selling price, less an estimated cost to sell, of $8.3 million in the preliminary purchase price allocation above and in the accompanying consolidated balance sheet for the period ending December 2, 2005.

Identification and allocation of value assigned to the identified intangible assets is based on the provisions of Financial Accounting Standard Board’s Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Management utilized a valuation specialist in its determination of the fair value of identified intangible assets. The fair value was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flow attributable to the identified intangible assets are discounted to their present value using a rate that is commensurate with the perceived risk. The projected cash flow assumptions included considerations for contractual relationships, customer attrition, and market competition. Of the total preliminary purchase price, $56.9 million was allocated to registered trademarks that are not subject to amortization. The $7.2 million of acquired intangible assets have been allocated to customer relationships and developed technology and have a useful life of twenty and ten years, respectively, and are amortized using an economic patterning method based on projected cash flows.

Of the total preliminary purchase price, approximately $55.8 million has been allocated to goodwill. Goodwill represents the excess of the preliminary purchase price over the estimated fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). The acquired goodwill is not deductible for tax purposes.

The net deferred tax liabilities reflect the estimated tax effect of deferred tax assets and liabilities associated with purchase accounting. Such net deferred tax liabilities are associated with the acquired trademark, other acquired finite life identifiable intangible assets, and the increases in the fair value of certain assets.

The following pro forma information presents the results of operations of the Company as if the Saucony acquisition had taken place at the beginning of each period presented below. The pro forma results are not necessarily indicative of the financial position or results of operations of the Company had the merger been consummated on the dates indicated. In addition, the pro forma results are not necessarily indicative of future financial condition or operating results of the Company.

	Pro forma
	2005 (Unaudited)	2004 (Unaudited)
	(In thousands)
Revenue	$702,052	$721,280
Operating income	28,014	58,623
Net income	$15,895	$33,979

Earnings per share:
Basic	$0.44	$0.89

Diluted	$0.43	$0.88

Pro forma adjustments have been made to reflect the amortization expense relating to the finite life intangible assets, the changes in depreciation and amortization expense resulting from the fair value adjustments to the net tangible assets, and interest expense relating to acquisition related debt.

Nonrecurring transaction related costs incurred by the Company and Saucony of $21.2 million ($20.3 million of which were charges included in Saucony’s results of operations in the period up to the transaction date) are included in the pro forma combined results of operations presented above for fiscal 2005. Additionally, the portion of the purchase accounting write up of inventory to fair value of $5.4 million, pre-tax, which was expensed in the Company’s actual fiscal 2005 income statement is also included in the pro forma combined results of operations presented above for fiscal 2005. No other portion of the purchase accounting write up of inventory to fair value has been included in the 2004 or 2005 pro forma combined results of operations, because of the difficulty in estimating such an adjustment under the LIFO inventory costing method.

As part of the acquisition and in the fourth quarter of 2005, the Company entered into a plan to exit several owned and leased Saucony facilities, to combine the operations of these facilities within the existing Stride Rite infrastructure, and to terminate the employment of approximately 110 Saucony employees worldwide due to identified synergies.

The owned Saucony corporate headquarters and adjoining distribution center located in Peabody, Massachusetts (“Peabody”) and the owned distribution center in East Brookfield, Massachusetts (“East Brookfield”) are scheduled to be shut down in March 2006 and April 2006, respectively. The estimated charges related to the closure of these facilities includes approximately $1.9 million of severance, of which $1.8 million is outstanding as of December 2, 2005, for approximately 90 employees across varying levels of staff and management, and exit costs of approximately $850 thousand, of which $833 thousand is outstanding as of December 2, 2005. The estimated exit costs primarily consist of estimated selling costs of the East Brookfield property, estimated costs to transfer inventory to existing Stride Rite distribution centers, and costs to relocate retained Saucony employees. The majority of the severed employees are expected to end their employment when the facilities shut down. It is management’s intent to sell the Peabody property within fiscal 2006. The nature of the East Brookfield disposition has not yet been finalized by management.

The leased Saucony facilities in China and Canada are also scheduled to be shut down in February 2006 and June 2006, respectively. At that time, the Saucony China and Saucony Canada facilities will merge into, and with, the existing Stride Rite facility in the respective locations while severing approximately 6 and 14 employees, respectively, at an estimated aggregate cost of $327 thousand. Additionally, approximately $99 thousand of exit costs for the two facilities were accrued relating to lease termination and other miscellaneous expenses, all of which is outstanding at December 2, 2005.

Details of the acquisition related accruals are as follows:

	Acquisition Related Severance	Acquisition Related Exit Costs
	(In thousands)
Beginning accrual at September 16, 2005	$2,254	$949
Additions charged to cost and expenses	—	—
Deductions from accrual	(143)	(18)
Foreign currency translation impact	2	1

	$2,113	$932

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 2, 2005 and December 3, 2004 consist of the following:

	2005	2004
	(In thousands)
Asset held for sale (Note 2)	$8,297	$—
Income taxes receivable	7,379	—
Prepaid other	2,807	7,498
Prepaid rent	2,045	2,071
Prepaid cooperative advertising	1,728	1,137
Other current assets	1,460	288
Prepaid royalty	1,178	545
Prepaid insurance	1,024	1,263

	$25,918	$12,802

4.	INVENTORIES

The cost of inventories, which consist primarily of finished product, at December 2, 2005 and December 3, 2004 was determined on a last-in, first-out (LIFO) basis. During 2005 the LIFO reserve decreased by $241,000 to $10,532,000 at December 2, 2005. If all inventories had been valued on a first-in, first-out (FIFO) basis, net income would have been lower by $85,000 ($0 earnings per share impact) in 2005. The LIFO reserve decreased in 2004 and 2003, by $102,000 and $1,610,000, respectively. If all inventories had been valued on a FIFO basis, net income would have been lower by $63,000 ($0 earnings per share impact) in 2004 and by $1,019,000 ($.03 per share) in 2003.

During 2005, 2004 and 2003, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different from current costs. As a result of these inventory reductions, net income was increased by $208,000 (less than $.01 per share), $47,000 (less than $.01 per share), and $141,000 (less than $.01 per share) in 2005, 2004 and 2003, respectively.

5.	PROPERTY AND EQUIPMENT

The components of property and equipment at December 2, 2005 and December 3, 2004 and the range of asset lives used in depreciation calculations for each asset category are as follows:

	Range of Useful Lives	2005	2004
		(In thousands)
Land and improvements	10 years	$2,800	$2,800
Buildings and improvements	10-40 years	15,894	15,841
Machinery, equipment, computer software and fixtures	3-12 years	103,559	100,299
Leaseholds and leasehold improvements	5-15 years	32,841	29,252

		155,094	148,192
Less accumulated depreciation and amortization		(103,727)	(93,946)

		$51,367	$54,246

Depreciation expense amounted to $12,908,000, $12,483,000 and $13,470,000 for fiscal years 2005, 2004 and 2003, respectively.

6.	OTHER ASSETS

As of December 2, 2005 and December 3, 2004, other assets includes the following:

	2005	2004
	(In thousands)
Finite life intangible assets, net	$7,049	$—
Cash surrender value of life insurance policy	4,678	4,369
Deferred financing costs, net	1,692	—
Other	6,063	4,904

	$19,482	$9,273

The Company holds life insurance contracts for certain employees and former employees. The cash surrender value of this life insurance policy is included in other assets and the costs are included in other expense.

The deferred financing costs are being amortized over a five year period using the straight-line method, the life of the related credit agreement (See Note 7). Amortization expense amounted to $58 thousand in fiscal 2005.

The following table summarizes the Company’s finite life intangible assets:

	Intangible Assets Subject to Amortization
	Customer Relationships	Technology	Total
	(In thousands)
December 2, 2005
Gross carrying amount	$4,400	$2,800	$7,200
Accumulated amortization	(15)	(136)	(151)
December 3, 2004
Gross carrying amount	—	—	—
Accumulated amortization	—	—	—

The customer relationships asset and technology are being amortized over twenty and ten years, respectively, using an economic patterning method based on projected cash flows. Amortization expense amounted to $151 thousand in fiscal 2005.

The estimated aggregate amortization expense for the finite life intangible assets for each of the next five fiscal years are as follows:

(In thousands)
2006	$1,376
2007	1,219
2008	986
2009	791
2010	629

7.	DEBT

In connection with the acquisition of Saucony, the Company entered into a five-year revolving credit facility pursuant to a Credit Agreement dated September 16, 2005 (the “Credit Agreement”). The Credit Agreement provides for secured revolving loans in an aggregate amount up to $275 million (the “revolver”), including a $75 million sublimit for the issuance of letters of credit and a $15 million sublimit for swing line loans, with $200 million currently committed. Borrowings under the Credit Agreement are scheduled to mature on September 16, 2010 and are collateralized by substantially all of the assets of the Company.

On September 16, 2005, $85 million was borrowed under the revolver to pay fees and expenses in connection with the acquisition of Saucony and for working capital and general corporate purposes. As of December 2, 2005, $60 million was outstanding under the revolver. During fiscal 2005 the maximum amount borrowed under the revolver was $85 million. The weighted average interest rate on outstanding debt at December 2, 2005 is 5.10%.

Also during 2005, $5 million was borrowed under the swing line loan in order to fund short term working capital requirements. As of December 2, 2005, there was no balance outstanding under the swing line loan.

Under the revolving credit facility, interest rates and facility fees are determined according to a pricing grid providing a margin rate over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the Bank of America prime rate). The applicable fees and margins are determined by the Company’s leverage ratio which is defined as consolidated total funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest expense amounted to $942,000 in fiscal 2005.

Deferred financing costs incurred of $1.8 million related to the $200 million credit facility were capitalized and are being amortized using the straight-line method over the expected life of the agreement. These costs are included in other assets, non-current, on the balance sheet.

The present and future domestic subsidiaries of the Company and the material foreign subsidiaries have agreed to guarantee the obligations under the credit agreement. All domestic subsidiaries of the Company have entered into a guaranty agreement, dated September 16, 2005, with Bank of America, N.A., as administrative agent.

In addition, the credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income and restricted payments. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (debt to EBITDA) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants limiting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof). The Company is in compliance with its covenants as of December 2, 2005.

Prior to September 16, 2005 and beginning in October 2002, the Company had been entered into a revolving credit agreement with four banks providing for loans of up to $75 million. Under this revolving credit agreement, the Company was able to borrow at interest rates which vary with LIBOR. In addition, the agreement called for facility fees of 0.375% per annum on the committed line. The revolving credit agreement required the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. The interest rates and facility fees in this agreement also varied somewhat dependent on the Company’s financial performance ranging from LIBOR plus 0.75% up to LIBOR plus 1.25%. The revolving credit agreement also contained other covenants, which restricted the payment of dividends and common stock repurchases to $40 million per year, ($50 million for fiscal 2004). During fiscal 2004 and 2003, there were no borrowings under this credit agreement. Interest expense, which related to the credit agreement’s facility fee, amounted to $285,000 and $280,000 in fiscal years 2004 and 2003, respectively. The Company was in compliance with its covenants as of December 3, 2004.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 2, 2005 and December 3, 2004 consist of the following:

	2005	2004
	(In thousands)
Salaries, wages and commissions	$11,022	$7,052
Advertising	562	589
Dividends	2,223	1,795
Rent	4,747	2,465
Environmental liability (Note 13)	1,931	—
Acquisition related severance (Note 2)	2,113	—
Acquisition related exit costs (Note 2)	932	—
Other liabilities	12,461	9,476

	$35,991	$21,377

9.	LEASES

The Company leases office and retail store space and certain equipment. A portion of the retail store space is sublet. Some of the leases have provisions for additional rentals based on increased property taxes and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Some leases have renewal options.

Rent expense for operating leases for the three years in the period ended December 2, 2005 was as follows:

	2005	2004	2003
	(In thousands)
Base rent	$24,081	$23,348	$23,148
Additional rent	641	318	174
Less rental from subleases	(255)	(248)	(316)

	$24,467	$23,418	$23,006

The future minimum rental payments for all non-cancelable operating leases and the amounts due from tenants on related subleases at December 2, 2005 are as follows:

(In thousands)
2006	$19,445
2007	18,360
2008	16,885
2009	15,654
2010	12,898
Later years	36,296

119,538
Less rental due from subleases	(347)

Total future minimum rental payments	$119,191

10.	BENEFIT PLANS

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

The company uses November 30th as the measurement date for its plan.

The following table summarizes the changes in the benefit obligation:

	2005	2004
	(In thousands)
Benefit obligation at beginning of year	$66,341	$57,359
Service cost	2,072	1,712
Interest cost	3,795	3,578
Actuarial loss	1,670	6,090
Benefits paid	(2,445)	(2,398)

Benefit obligation at end of year	$71,433	$66,341

The following table summarizes the changes in plan assets:

	2005	2004
	(In thousands)
Fair value of plan assets at beginning of year	$50,955	$47,349
Actual return on plan assets	3,609	5,004
Employer contributions	3,000	1,000
Benefits paid	(2,445)	(2,398)

Fair value of plan assets at end of year	$55,119	$50,955

Funded status	(16,314)	(15,386)
Unrecognized net loss	18,803	18,230
Unrecognized prior service costs	16	35

Net amount recognized	$2,505	$2,879

Amounts recognized in the consolidated balance sheets consist of the following:

	2005	2004
	(In thousands)
Accrued benefit cost	$(13,804)	$(13,132)
Intangible asset	16	35
Accumulated other comprehensive income	16,293	15,976

Net amount recognized	$2,505	$2,879

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the pension plan, which has an accumulated benefit obligation in excess of plan assets consist of the following:

	2005	2004
	(In thousands)
Projected benefit obligation	$71,433	$66,341
Accumulated benefit obligation	68,923	64,087
Fair value of plan assets	55,119	50,955

The components of net periodic benefit cost consist of the following for the three years ended December 2, 2005:

	2005	2004	2003
	(In thousands)
Service cost	$2,072	$1,712	$1,330
Interest cost	3,795	3,578	3,351
Expected return on assets	(4,474)	(3,982)	(3,090)
Net loss recognized	1,962	1,584	1,414
Amortization of prior service cost	19	23	25

Net periodic benefit cost	$3,374	$2,915	$3,030

The weighted average assumptions used to determine benefit obligations at November 30:

	2005	2004
Discount rate	5.75%	5.75%
Compensation increase rate	4.00%	4.00%

The weighted average assumptions used to determine net periodic benefit cost for the fiscal years ended December 2, 2005:

	2005	2004
Discount rate	5.75%	6.25%
Expected long-term return on plan assets	8.50%	8.50%
Compensation increase rate	4.00%	4.00%

In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $525 thousand. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $125 thousand in the expense. Changing the compensation increase rate by 25 basis points will change expense by approximately $50 thousand.

The defined benefit pension plan’s weighted average asset allocations by asset category for the fiscal years ended December 2, 2005:

	2005	2004
Domestic equity securities	53%	52%
International equity securities	13%	13%
Domestic fixed income securities	34%	35%

	100%	100%

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

The Company does not expect to contribute any funds to its pension plan in the 2006 fiscal year.

The following table summarizes expected benefit payments related to the Company’s defined benefit pension plan at December 2, 2005:

Fiscal years	(In thousands)
2006	$2,633
2007	2,697
2008	2,873
2009	3,004
2010	3,084
2011-2015	19,033

The Company also provides defined contribution plans for its associates. The Company’s defined contribution plans, which are qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, enable eligible associates to defer a portion of their salary to be held by the trustees of the plans. The Company makes an additional contribution to the plans equal to a maximum of 50% of the first 6% of savings by each participant. During fiscal 2005, 2004 and 2003 the Company’s contribution to the plans amounted to $902,000, $819,000 and $801,000, respectively.

11.	STOCK PURCHASE AND OPTION PLANS

During 2002, the Company’s stockholders approved The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company’s common stock on either their entry date into the Plan or the last day of the payment period. Effective at the commencement of the January 1, 2006 withholding period, the Employee Stock Purchase Plan will shorten its withholding periods to three months, increase the purchase price from 85% of the market value to 95% of the market value and eliminate the look-back provision to the start of the withholding period. For the payment periods which ended in December 2004 and June 2005, a total of 102,841 shares were issued under the Plan for an aggregate amount of $959,000. At December 2, 2005, a total of 5,860,158 shares had been purchased under the Plan since inception and 279,842 shares were available for purchase by participating associates.

During 1998, the Company’s stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director’s Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company’s stockholders approved an amendment to the 1998 Director’s Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company’s common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. Under the terms of the Plan, the Company awarded 4,846, 1,850 and 6,666 shares of common stock during 2005, 2004 and 2003, respectively. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company’s Deferred Compensation Plan for Directors. During 2005, one former director was issued 4,463 shares of common stock that had previously been deferred under the terms of the Company’s Deferred Compensation Plan for Directors. At December 2, 2005, the issuance of 125,152 shares has been deferred by participating directors. At December 2, 2005, 180,361 options were available to grant under the 1998 Director’s Plan.

During 2004, the Company’s stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company’s common stock may be granted to officers and other key associates. At December 2, 2005, 2,653,902 options were available to grant under the 2001 plan. The option price of the shares may not be less than the fair market value of the Company’s common stock at the date of grant. Options issued under the Plan prior to fiscal 2005 generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Options issued during the 2005 fiscal year generally vest over a four-year period and expire seven years following the date of grant. During fiscal 2005, certain key executives were granted in aggregate, 136,500 shares of restricted stock under the 2001 Plan. These restricted shares are subject to certain pre-established performance criteria, which may affect the number of restricted shares received. If issued, these restricted shares will vest over four years in equal annual installments. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a five-year period.

A summary of the activity in stock options with respect to all plans for the three years in the period ended December 2, 2005 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at November 29, 2002	3,706,695	$7.34
Granted	1,157,500	8.25
Exercised	(483,988)	6.16
Canceled	(274,391)	8.95

Outstanding at November 28, 2003	4,105,816	7.63
Granted	804,090	11.00
Exercised	(476,656)	6.64
Canceled	(210,507)	9.92

Outstanding at December 3, 2004	4,222,743	8.27
Granted	672,309	11.87
Exercised	(1,076,882)	7.78
Canceled	(120,323)	11.12

Outstanding at December 2, 2005	3,697,847	$8.98

The following table summarizes information about stock options outstanding at December 2, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00-$6.88	1,166,459	4.9 years	$6.52	1,166,459	$6.52
$7.28-$7.98	853,156	6.8 years	7.90	591,845	7.87
$8.12-$11.10	952,232	7.3 years	10.62	415,279	10.26
$11.25-$12.38	726,000	5.7 years	12.03	115,000	11.84

	3,697,847	6.1 years	$8.98	2,288,583	$7.81

At December 3, 2004, options to purchase 2,487,705 shares at an average price of $7.67 per share were exercisable (2,102,835 shares at $7.76 per share at November 28, 2003). On a cumulative basis through December 3, 2005, stock awards, options to purchase shares and shares reserved for issuance under deferred compensation plans totaling 10,523,669 shares had been granted under all stock option plans. Rights to purchase an additional 2,834,263 shares at December 2, 2005 (3,417,324 shares at December 3, 2004) could be granted under the stock option plans.

12.	PREFERRED STOCK PURCHASE RIGHTS

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

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $68 per one one-hundredth of a Preferred Share. Each preferred share is entitled to minimum quarterly dividends of $1.00 per share, a minimum preferential liquidation payment of $100 per share and each preferred share will have 100 votes, voting together with the common shares. The Rights, which may be amended by the Board of Directors of the Company under most circumstances, become exercisable at the earlier of ten days following a public announcement that a person or group (“Acquiring Person”) has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock or ten business days following the commencement of, or announcement of an intention to make, a tender or exchange offer which would result in the beneficial ownership by an Acquiring Person of 10% or more of the outstanding common shares. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of its assets or earnings power are sold after a person has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock, the holders of the Rights will have the right to receive upon exercise that number of shares of common stock of the Acquiring Person having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, the holders of the Rights, other than the Acquiring Person, will have the right to receive on exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. The Board of Directors of the Company may also exchange the Rights, in whole or in part, at an exchange ratio of one common share or one one-hundredth of a preferred share, at any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the Company’s common stock by such Acquiring Person. The Rights, which have no voting power, expire on July 17, 2007. Preferred Stock Purchase Rights outstanding under the Plan totaled 36,499,403 and 35,907,478 as of December 2, 2005 and December 3, 2004, respectively.

13.	COMMITMENTS AND CONTINGENCIES

There were open commitments under letters of credit for the purchase of finished goods amounting to $50.5 million and $51.1 million at December 2, 2005 and December 3, 2004, respectively.

The Company is a party to various litigation arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position or results of operations.

The sales of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. In January 2004, we finalized the terms of the license agreement, which will expire in March 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. We believe that no provision is currently required for costs related to the potential loss of this license. Additionally, Tommy Hilfiger Corp. is under agreement to be acquired by an unrelated third party. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected. Revenues generated from our Tommy Hilfiger licensing agreement were approximately $126 million in fiscal 2005 and are included in the Tommy Hilfiger Footwear segment and in the Other Wholesale footwear segment (specifically the Stride Rite International division), Stride Rite Children’s Group-Retail Division, and the Stride Rite Children’s Group – Wholesale division.

In December of 2004, Saucony, Inc. recorded a charge to address environmental conditions at a Saucony owned distribution facility. The facility and the related liability were acquired by the Company as part of the Saucony acquisition in September of 2005. The liability as of December 2, 2005 is $1,931,000 and included as an accrued expense in the accompanying consolidated balance sheet. The original estimated costs ranged from $1,242,000 to $4,621,000. The Company’s management determined that the liability was fairly stated upon acquisition. The assessment of the liability and the associated costs is an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. During the period from the acquisition date to the fiscal year end, approximately $2 thousand of miscellaneous engineering expenses were deducted from the reserve.

14.	INCOME TAXES

The provision for income taxes consists of the following for the three years in the period ended December 2, 2005:

	2005	2004	2003
	(In thousands)
Current:
Federal	$15,597	$11,422	$7,881
State	871	1,221	187
Foreign	345	—	—

Total current provision	16,813	12,643	8,068

Deferred:
Federal	(2,094)	2,244	5,532
State	(795)	368	1,146
Foreign	(478)	—	—

Total deferred provision	(3,367)	2,612	6,678

Provision for income taxes	$13,446	$15,255	$14,746

The provision for income taxes was based on pre-tax income from operations before minority interest, which was subject to taxation in the following jurisdictions:

	2005	2004	2003
	(In thousands)
United States	$37,559	$39,369	$38,698
Foreign	423	1,540	1,536

	$37,982	$40,909	$40,234

Net deferred tax assets as of December 2, 2005 and December 3, 2004 have the following significant components:

	2005	2004
	(In thousands)
Current net deferred tax assets:
Inventory valuation reserves	$(677)	$1,032
Accounts receivable allowances	4,246	3,360
Compensation and pension accruals	2,710	1,111
Depreciation and amortization	(1,633)	—
State loss carry forwards	738	—
Other accounting reserves and accruals	8,827	7,620

Total current net deferred tax assets	14,211	13,123

Long-term deferred tax assets:
Foreign loss carry forwards	119	—
State loss carry forwards	58	—
Valuation allowance	(177)	—

Total long-term deferred tax assets	—	—

Long-term net deferred tax liabilities:
Depreciation and amortization	(2,977)	(5,873)
Trademarks	(22,449)	—
Customer relationships and technology	(3,000)	—
Deferred compensation	186	—
Investment in limited partnership	(1,359)	—
Pension obligation	6,897	6,812
Other accounting reserves and accruals	(1,278)	(1,426)

Total net deferred tax liabilities	(23,980)	(487)

Net deferred tax (liabilities), assets	$(9,769)	$12,636

The majority of the current state loss carry forwards related to pre-acquisition losses of Saucony, Inc. expire within four years.

A valuation allowance has been assigned to the Company’s long term deferred tax assets for certain foreign and state loss carryforwards. The provision of deferred taxes associated with the minimum pension liability were netted in other comprehensive income (loss).

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	4.4	4.3
Reduction in state tax reserves	(3.3)	(1.9)	(2.1)
Tax provision related to company-owned life insurance program	0.1	0.7	0.1
Other	0.2	(0.9)	(0.6)

Effective income tax rate	35.4%	37.3%	36.7%

In 2005, 2004 and 2003, the Company paid income taxes of $14,074,000, $14,296,000, and $9,863,000, respectively.

15.	DERIVATIVE INSTRUMENTS

The Company’s Saucony, Inc. subsidiary enters into forward currency exchange contracts to hedge intercompany liabilities denominated in currencies other than the functional currency. The fair value of the foreign currency exchange contracts is based on foreign exchange rates as of December 2, 2005. At December 2, 2005 the notional value of the Company’s foreign currency exchange contracts to purchase U.S. dollars was $3.2 million. Consistent with the provisions of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and adjustments to the fair value of derivatives that are not hedges must be recognized currently in earnings when they occur.

The Company believes that these contracts economically function as effective hedges of the underlying exposures, but the foreign currency contracts did not meet the specific criteria as defined in SFAS 133 thus requiring the Company to record all related changes in the fair value in earnings in the period of the change. The Company recorded a gain of $25 thousand in fiscal 2005 earnings, related to the fair value adjustments of foreign currency contracts outstanding during fiscal 2005. The gain is recorded in non-operating other income. At December 2, 2005, the fair value of outstanding forward exchange contracts amounted to $111 thousand and is recorded in prepaid expenses and other current assets.

16.	OPERATING SEGMENTS AND RELATED INFORMATION

The Company’s operating segments are as follows:

Stride Rite Children’s Group – Retail Division, encompasses several different Company owned retail formats; Stride Rite Children’s shoe stores and leased department stores, which focus on younger children and the Stride Rite Family Footwear stores which sell a full range of Stride Rite, Sperry, Keds, and Tommy Hilfiger footwear. The Retail Division had a total of 271, 251 and 232 stores open at the end of fiscal years 2005, 2004 and 2003, respectively.

Stride Rite Children’s Group – Wholesale Division, designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress, recreational shoes, boots, sandals and sneakers in traditional and contemporary styles. These products are marketed under Stride Rite®, Munchkin®, BabySmart®, Born®, Sperry Topsider®, and Tommy Hilfiger® trademarks. Products are sold through a wide variety of retail formats such as department stores, independent stores, value retailers, and specialty stores. Products are also sold through Company owned retail and outlet store locations.

Tommy Hilfiger, designs and markets a line of dress casual, sport casual and athletic footwear for men and women under the Tommy Hilfiger® and Tommy Girl® brand names under a licensing agreement with Tommy Hilfiger Licensing, Inc. The Tommy Hilfiger unit also manages the Pro-Keds trademark, which is licensed to a third-party and for which they receive a royalty. Products are principally sold wholesale to better department stores, independent stores and shoe chains.

Saucony, designs and markets technical running, walking, outdoor trail shoes, and athletic apparel under the Saucony® brand name; athletic apparel under the Hind® name; and cleated football shoes, multi-purpose footwear, and workplace footwear under the Spot-Bilt® brand name. Products are principally sold through athletic-based retail stores, independent athletic-based specialty retail stores, internationally through independent distributors, and through Saucony factory outlet stores.

Other Wholesale Footwear, is comprised of three other operating segments which have been aggregated into one reportable segment; Keds, Sperry Top-Sider, and Stride Rite International. Keds designs and markets sneakers and casual footwear for adults and children under the Keds® trademark and casual footwear for women under the Grasshoppers® label. Sperry Top-Sider designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under the Sperry Top-Sider®, Sperry® and Mainsail® trademarks. Stride Rite International distributes all of the Company’s product lines to customers outside of the

United States, with the exception of Saucony products; beginning in fiscal 2006 Saucony products will also be distributed by Stride Rite International.

The Company has various costs related to shared corporate services, such as warehousing, customer service, credit and collections, finance, human resources, information technology, product sourcing, executive and public company costs. These costs are allocated to the operating segments based on usage or other statistical measures and are reflected in segment operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and to assess performance. The Company primarily evaluates segment performance based on segment operating income. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and marketable securities, assets of the Company’s distribution centers, sourcing assets, deferred income taxes and information technology equipment.

The Unallocated Corporate component of operating income consists primarily of pension expense and certain other costs incurred in support of company-wide activities. Investment income, interest expense and other income and expense are not allocated among the reportable business segments with the exception of Saucony for fiscal 2005 only.

The Company presently focuses its brands on the domestic footwear market. No individual country other than the United States accounted for more than 10% of consolidated net sales or assets. The Company’s largest customer accounted for approximately 6%, 5% and 6% of consolidated net sales for fiscal years 2005, 2004 and 2003, respectively.

For the fiscal years ended December 2, 2005, December 3, 2004 and November 28, 2003:

Fiscal Year 2005	Stride Rite Children’s Group – Retail	Stride Rite Children’s Group – Wholesale	Tommy Hilfiger Footwear	Saucony*	Other Wholesale Footwear	Un-allocated Corporate & Other	Consolidated
	(In thousands)
Sales	$175,335	$90,926	$75,559	$23,180	$233,767	—	$598,767
Inter-company sales	—	(103)	(3,898)	—	(6,602)	—	(10,603)

Net sales to external customers	$175,335	$90,823	$71,661	$23,180	$227,165	—	$588,164

Operating income	$15,224	$12,610	$(3,276)	$(5,082)	$28,267	$(10,254)	$37,489
Interest and other, net	—	—	—	216	—	277	493

Income before income taxes and minority interest	$15,224	$12,610	$(3,276)	$(4,866)	$28,267	$(9,977)	$37,982

Goodwill	$487	$—	$—	$55,818	$424	$—	$56,729

Total assets	$39,782	$50,560	$19,995	$215,740	$68,657	$44,120	$438,854

*	Saucony was acquired on September 16, 2005

Fiscal Year 2004	Stride Rite Children’s Group – Retail	Stride Rite Children’s Group – Wholesale	Tommy Hilfiger Footwear	Saucony*	Other Wholesale Footwear	Un-allocated Corporate & Other	Consolidated
	(In thousands)
Sales	$157,208	$96,468	$92,307	—	$222,329	—	$568,312
Inter-company sales	—	(96)	(3,360)	—	(6,532)	—	(9,988)

Net sales to external Customers	$157,208	$96,372	$88,947	—	$215,797	—	$558,324

Operating income	$11,003	$12,666	$(1,466)	—	$23,654	$(5,451)	$40,406
Interest and other, net	—	—	—	—	—	503	503

Income before income taxes and minority interest	$11,003	$12,666	$(1,466)	—	$23,654	$(4,948)	$40,909

Goodwill	$484	$—	$—	—	$424	$—	$908

Total assets	$36,928	$57,322	$24,682	—	$64,825	$134,660	$318,417

Fiscal Year 2003	Stride Rite Children’s Group – Retail	Stride Rite Children’s Group – Wholesale	Tommy Hilfiger Footwear	Saucony*	Other Wholesale Footwear	Un-allocated Corporate & Other	Consolidated
	(In thousands)
Sales	$139,796	$94,375	$96,837	—	$230,069	—	$561,077
Inter-company sales	—	(88)	(3,781)	—	(7,084)	—	(10,953)

Net sales to external customers	$139,796	$94,287	$93,056	—	$222,985	—	$550,124

Operating income	$4,785	$10,074	$3,750	—	$22,176	$(2,142)	$38,643
Interest and other, net	—	—	—	—	—	1,591	1,591

Income before income taxes and minority interest	$4,785	$10,074	$3,750	—	$22,176	$(551)	$40,234

Goodwill	$484	$—	$—	—	$424	$—	$908

Total assets	$37,119	$54,313	$23,532	—	$65,483	$164,770	$345,217

*	Saucony was acquired on September 16, 2005

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values. The provisions of this statement are effective for a company’s first reporting period following the company’s fiscal year that begins on or after June 15, 2005. The Company has evaluated the provisions of this revision and determined it will have a negative effect on consolidated net income.

18.	QUARTERLY DATA (UNAUDITED)

The following table provides quarterly data for the fiscal years ended December 2, 2005 and December 3, 2004.

	First	Second	Third	Fourth
	(In thousands, except for per share data)
2005
Net sales	$150,591	$159,641	$146,237	$131,695
Gross profit	60,532	65,211	58,190	45,052
Net income (loss)	8,161	11,752	7,715	(3,061)
Per diluted common share:
Net income (loss)	.22	.32	.21	(.08)
Dividend	.05	.06	.06	.06

	First	Second	Third	Fourth
2004
Net sales	$136,134	$165,009	$140,382	$116,799
Gross profit	53,013	63,502	51,185	44,896
Net income	7,484	11,900	6,219	51
Per diluted common share:
Net income	.19	.30	.16	.00
Dividend	.05	.05	.05	.05

(1)	The fourth quarter of fiscal 2005 includes the results of operations of Saucony, Inc. from the date of acquisition, September 16, 2005.

19.	SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

In September 2005, the Company purchased all of the capital stock of Saucony, Inc. for approximately $174,856,000. In conjunction with the acquisition, liabilities were assumed as follows:

(In thousands)
Fair value of assets acquired	$223,998
Cash paid for capital stock	(174,856)

Liabilities assumed	$49,142

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

The Stride Rite Corporation:

We have completed integrated audits of The Stride Rite Corporation’s December 2, 2005 and December 3, 2004 consolidated financial statements and of its internal control over financial reporting as of December 2, 2005 and an audit of its November 28, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on The Stride Rite Corporation’s December 2, 2005, December 3, 2004, and November 28, 2003 consolidated financial statements and on its internal control over financial reporting as of December 2, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Stride Rite Corporation and its subsidiaries at December 2, 2005 and December 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 2, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Saucony, Inc. from its assessment of internal control over financial reporting as of December 2, 2005 because it was acquired by the Company in a purchase business combination during 2005. Subsequent to the acquisition, certain elements of Saucony, Inc.’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 2, 2005. We have also excluded these elements of the internal control over financial reporting of Saucony, Inc. from our audit of internal control over financial reporting. The excluded elements represent controls over accounts of approximately 20% of consolidated assets, 24% of consolidated liabilities, 4% of the consolidated revenues and 5% of the consolidated operating expenses.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 10, 2006

THE STRIDE RITE CORPORATION

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning Period	Additions Charged to Costs and Expenses		Deductions		Balance at End of Period
Fiscal year ended November 28, 2003:
Deducted from assets:
Allowance for doubtful accounts	$3,773	$1,343		$1,900	(a)	$3,216
Allowance for sales discounts	8,477	1,653		3,940	(b)	6,190

	$12,250	$2,996		$5,840		$9,406

Fiscal year ended December 3, 2004:
Deducted from assets:
Allowance for doubtful accounts	$3,216	$611		$2,280	(a)	$1,547
Allowance for sales discounts	6,190	1,606		1,707	(b)	6,089

	$9,406	$2,217		$3,987		$7,636

Fiscal year ended December 2, 2005:
Deducted from assets:
Allowance for doubtful accounts	$1,547	$1,400	(c)	$1,638	(a)	$1,309
Allowance for sales discounts	6,089	6,496	(c)	5,183	(b)	7,402

	$7,636	$7,896		$6,821		$8,711

(a)	Amounts written off as uncollectible.
(b)	Amounts charged against the reserve.
(c)	Includes the beginning balances of the business acquired on September 16, 2005.

S-1

THE STRIDE RITE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 2, 2005

Index to Exhibits

Exhibit No.	Description of Exhibit	Page No.
21	Subsidiaries of the Registrant	E-2
23	Consent of Independent Registered Public Accounting Firm	E-3
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-5
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7

*	Denotes a management contract or compensatory plan or arrangement.