Form 10-Q
period 2006-03-03
STRIDE RITE CORP
filed 2006-04-12
CIK 94887

1 of 37
                                                                           pages
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 3, 2006

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

              Massachusetts                       04-1399290
     ----------------------------                 ----------
    (State or other jurisdiction           (I.R.S. Employer Identified No.)
  of Incorporation or Organization)

                191 Spring Street, Lexington, Massachusetts 02421
               (Address of principal executive offices) (Zip Code)

                                  (617)824-6000
                   ------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes (X)          No ( )

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer ( ) Accelerated filer (X) Non-accelerated filer ( )

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes( )          No (X)

As of April 7, 2006, 36,721,456 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     March 3,                         March 4,
                                       2006          December 2,        2005
                                   (Unaudited)          2005         (Unaudited)
                                  ---------------   --------------  ------------
  Assets

  Current Assets:
     Cash and cash
       equivalents                     $23,219          $33,094         $24,222

     Marketable securities                   -                -          20,400

     Accounts and notes
       receivable, net                 121,098           63,368          90,257

     Inventories                       115,594          116,095          94,785

     Deferred income taxes              14,262           14,211          12,816

     Other current assets               18,074           25,918          13,368
                                      --------         --------        --------

     Total current assets              292,247          252,686         255,848

  Property and equipment, net           51,625           51,367          52,708

  Goodwill                              56,732           56,729             908

  Trademarks and other
     intangibles                        58,590           58,590           1,690

  Other assets, net                     19,301           19,482          11,197
                                      --------         --------        --------

     Total assets                     $478,495         $438,854        $322,351
                                      ========         ========        ========















               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                    March 3,                         March 4,
                                      2006         December 2,         2005
                                  (Unaudited)         2005          (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                 $28,120         $24,186          $19,556
     Income taxes payable               7,936          12,845           19,019
     Accrued expenses and other
       liabilities                     31,709          35,991           19,355
                                       ------          ------           ------
     Total current liabilities         67,765          73,022           57,930

  Long term debt                       95,000          60,000                -
  Deferred income taxes                23,781          23,980              487
  Pension obligation and other
       long-term liabilities           15,153          15,174           11,160

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                 -               -                -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued and
       outstanding -
        36,711,809 on
        March 3,2006,
        36,499,403 on
        December 2, 2005 and
        36,062,434 on March
        4,2005                          9,172           9,125            9,016

     Capital in excess of par
       value                           22,634          18,434            9,605

    Retained earnings                 253,674         248,586          243,306
    Accumulated other
        comprehensive loss             (8,684)         (9,467)          (9,153)
                                     ---------       ---------        ---------
     Total stockholders' equity       276,796         266,678          252,774
                                     ---------       ---------        ---------

     Total liabilities and
       stockholders' equity           $478,495       $438,854         $322,351
                                     =========       ========         ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           For the three months ended March 3, 2006 and March 4, 2005
                    (In thousands, except for per share data)


                                              2006             2005
                                         --------------  ---------------

Net sales                                    $183,416        $150,591

Cost of sales                                 110,184          90,059
                                            ---------       ---------

Gross profit                                   73,232          60,532

Selling and administrative expenses            58,910          47,451
                                            ---------       ---------

Operating income                               14,322          13,081


Investment income                                 484             300
Interest expense                               (1,163)            (81)
Other income (expense), net                      (144)            (57)
                                            ----------      ----------


Income before income taxes                     13,499          13,243

Provision for income taxes                     (5,214)         (5,082)


Net income                                   $  8,285       $   8,161
                                            =========       =========

Net income per common share:
   Diluted                                   $    .22       $     .22
                                            =========       =========
   Basic                                     $    .23       $     .23
                                            =========       =========

Dividends per common share                   $    .06       $     .05
                                            =========       =========

Average common shares used in
   per share computations:
   Diluted                                     37,703          36,963
                                            =========       =========
   Basic                                       36,588          36,007
                                            =========       =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the three months ended March 3, 2006 and March 4, 2005
                                 (In thousands)

                                                      2006             2005
                                                  --------------   -------------
Cash flows from operating activities:
   Net income                                          $8,285           $8,161
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                        3,898            3,145
   Deferred income taxes                                 (245)             307
   Compensation expense related to stock plans            721              119
   Gain related to long-term investments                    -              (61)
   Gain on disposals of property and
     equipment                                           (307)             (35)
   Changes in:
      Accounts and notes receivable                   (57,565)         (42,601)
      Inventories                                         675           (7,014)
      Other current assets                              6,352              313
      Other current liabilities                        (4,489)             135
      Other long-term assets                              296           (1,925)
      Other long-term liabilities                       1,341              (44)
   Contribution to pension plan                             -           (3,000)
                                                    ---------        ---------
      Net cash used by operating activities           (41,038)         (42,500)
                                                    ----------       ---------

Cash flows from investing activities:
   Additions to property and equipment                 (3,850)          (1,573)
   Investments in marketable securities
     available for sale                                     -           (9,725)
   Proceeds from sale of marketable securities
     available for sale                                     -           60,175
   Distributions from long-term investments                 -               61
                                                    ---------        ---------
      Net cash (used in) provided from investing
      activities                                       (3,850)          48,938
                                                    ----------       ---------

Cash flows from financing activities:
   Borrowings under revolving credit facility          54,000                -
   Payments under revolving credit facility           (19,000)               -
   Proceeds from sale of stock under stock plans        2,489            4,984
   Tax benefit in connection with exercise of
     stock options                                        629                -
   Cash dividends paid                                 (2,189)          (1,795)
   Repurchase of common stock                          (1,587)          (5,692)
                                                    ---------        ---------
      Net cash provided from (used in) financing
      activities                                       34,342           (2,503)
                                                    ---------        ---------

Effect of exchange rate changes on cash and
      cash equivalents                                    671              282
                                                    ---------        ---------

Net (decrease) increase in cash and cash               (9,875)           4,217
     equivalents

Cash and cash equivalents at beginning of the
     period                                            33,094           20,005
                                                    ---------        ---------

Cash and cash equivalents at end of the period        $23,219          $24,222
                                                    =========        =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended March 3, 2006 and March 4, 2005 is unaudited, however, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 3, 2006 and March 4, 2005 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 2, 2005 on Form 10-K, which included all information and footnotes necessary for such presentation.

     Effective July 1, 2004, new capitalization rules under Massachusetts Business Corporation Act, Chapter 156D provided that shares reacquired by a company become authorized but unissued shares; effectively eliminating the concept of treasury stock. The Company has reflected this change in the accompanying consolidated consolidated balance sheet for the quarter ended March 4, 2005.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, sales returns allowances, markdowns (which reduce revenues), inventory valuation and income taxes; assumptions related to the defined benefit pension plan; assumptions used in the calculation of share-based compensation costs;
assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ materially from those estimates.

Stock Purchase and Option Plans

     During  2002,   the  Company's   stockholders   approved  The  Stride  Rite
Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company's common stock on either their entry date into the Plan or the last day of the payment period. Effective at the commencement of the January 1, 2006 withholding period, the Employee Stock Purchase Plan ("ESPP") will shorten its withholding periods to three months, increase the purchase price from 85% of the market value to 95% of the market value and eliminate the look-back provision to the start of the withholding period. For the payment period which ended in December 2005, a total of 46,008 shares were issued under the Plan for an aggregate amount of $530,288. At March 3, 2006, a total of 5,906,166 shares had been purchased under the Plan since inception and 233,834 shares were available for purchase by participating associates.

     During 1998, the Company's stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director's Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company's stockholders approved an amendment to the 1998 Director's Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company's common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

one-half in shares of common stock and one-half in cash at the election of each director. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company's Deferred Compensation Plan for Directors. At March 3, 2006, the issuance of 124,295 shares has been deferred by participating directors. At March 3, 2006, 173,762 options were available to grant under the 1998 Director's Plan.

     During 2004, the Company's stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company's common stock may be granted to officers and other key associates. At March 3, 2006, 1,812,095 options were available to grant under the 2001 plan. The option price of the shares may not be less than the fair market value of the Company's common stock at the date of grant. Options issued under the Plan prior to fiscal 2005 generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Options issued since the beginning of the 2005 fiscal year generally vest over a four-year period and expire seven years following the date of grant. Beginning in fiscal 2005, certain executives were granted restricted stock under the 2001 Plan. These restricted shares are subject to certain pre-established performance criteria, which may affect the number of restricted shares received. If issued, these restricted shares will vest over four years in equal annual installments. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a four-year period.

     A summary of the activity in share based compensation with respect to all plans for the three months ended March 3, 2006 are as follows:

                                             Number of
                                            Options and
                                            Restricted          Weighted Average
                                              Shares            Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 2, 2005               3,697,847               $8.98
Granted                                         905,596               11.39
Exercised                                      (288,730)               6.78
Canceled                                        (44,254)              11.95
                                         ---------------              -----

Outstanding at March 3, 2006                  4,270,459               $9.60
                                         =================            =====

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The  following  table   summarizes   information   about  stock  options
outstanding at March 3, 2006:


                                 Weighted
                                 Average     Weighted
                               Remaining     Average    Aggregate
Range of             Number    Contractual   Exercise   Intrinsic
Exercise Prices   Outstanding      Life       Price       Value
---------------   -----------  -----------   --------   ---------

$5.00-$6.88         1,188,020    4.7 years      $5.93  $ 9,397,238
$7.38-$11.00        1,113,492    6.4 years       8.54    5,901,508
$11.01-$12.06       1,132,947    6.6 years      11.58    2,560,460
$12.13-$14.95         836,000    6.7 years      13.57      231,535
                    ---------    ---------      -----  -----------
                    4,270,459    6.0 years      $9.60  $18,090,741
                    =========    =========      =====  ===========


      The following table summarizes information about stock options exercisable at March 3, 2006:

                                 Weighted
                                 Average     Weighted
                                Remaining    Average    Aggregate
   Range of         Number     Contractual   Exercise   Intrinsic
Exercise Prices   Exercisable      Life       Price       Value
---------------   -----------  -----------   --------   ---------

$5.00-$6.88         1,076,327    4.6 years      $6.55   $7,846,424
$7.38-$11.00          992,445    6.2 years       8.33    5,468,372
$11.01-$12.06         520,170    6.7 years      11.38    1,279,618
$12.13-$14.95          55,000    2.4 years      12.26       86,900
                    ---------    ---------      -----  -----------
                    2,643,942    5.6 years      $8.29  $14,681,314
                    =========    =========      ===== ===========




     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective December 3, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of adoption recognized is based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123. The grant-date fair value of the awards generally vest over the service period. Under the provisions of SFAS 123R, the Company is required to include an estimate of the number of the awards that will be forfeited. Previously, the Company had recognized the impact of forfeitures as they occurred.

     Effective at the  commencement of the January 1, 2006  withholding  period,
the  changes  made  to  the  ESPP  resulted  in  the  plan's   qualification  as
non-compensatory under SFAS No. 123R.

     Share-based compensation costs were $721 thousand for the three months ended March 3, 2006, of which $105 thousand are included in cost of sales and $616 thousand are included in selling and administrative expenses in the accompanying condensed consolidated statements of income. The Company did not capitalize any share-based compensation costs as the costs that qualified for capitalization were not material. The related tax benefit of the share-based compensation costs recognized in the three months ended March 3, 2006 was $295 thousand.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Prior to December 3, 2005, the Company had accounted for share-based compensation costs in accordance with APB Opinion No. 25, as permitted by SFAS No. 123. The following table provides the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", through disclosure only for the three months ended March 4, 2005:

                                                  Three Months
                                                     Ended
                                                    March 4,
(In thousands, except for per share data)            2005
---------------------------------------------  ----------------

Net income, as reported                               8,161

Add:  Stock-based employee compensation
expense included in net income, net of
related tax effects                                      83

Deduct:  Total stock-based
employee compensation expense determined
under fair value based method for all
awards, net of related tax effects
                                                       (497)

Pro forma net income                                $ 7,747
                                                    =======

Earnings per share:
   Basic - as reported                              $   .23
                                                    =======
   Basic - pro forma                                $   .22
                                                    =======

   Diluted - as reported                            $   .22
                                                    =======
   Diluted - pro forma                              $   .21
                                                    =======

     The weighted average grant date fair value used in the calculation of share-based compensation costs in the accompanying condensed consolidated statements of income for the three months ended March 3, 2006 and the pro forma net income and earnings per share information presented above has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options                                 2006       2005
-----------------------------------------------------------------------
Risk-free interest rate                               4.32%      3.44%
Dividend yield                                         1.8%       1.7%
Volatility factor                                     26.6%      35.0%
Weighted average
   expected life of options (years)                    4.75       4.00

     The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data due to decreasing the option's contractual term from 10 years to 7 years and increasing the vesting period from 3 years to 4 years for options that were granted starting in fiscal year 2005. The risk-free interest rate assumption was based on the United States Treasury's constant maturity's rate for a 4.75 year term on the date the option was granted. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected weighted average life of the option. The assumed dividend yield was based on the Company's expectation of future dividend payouts. The post-vesting forfeiture rate is based on the four year historical average turnover rate for two groups of option eligible employees. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.

     The weighted average grant date fair values of stock options granted during the three months ended March 3, 2006 and March 4, 2005 were estimated at $3.46 and $3.35, respectively.

     Total unrecognized share-based compensation costs related to non-vested stock options was approximately $6.8 million as of March 3, 2006 which related to approximately 1.7 million shares with a per share weighted value of $3.92. This unrecognized cost is expected to be recognized over a weighted average period of approximately 3 years. The intrinsic value of options exercised during the three months ended March 3, 2006 was approximately $1.5 million.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Earnings Per Share

     Basic earnings per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if stock options and other types of stock-based compensation that issue common stock are exercised.

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                                   Three Months Ended
                                        ----------------------------------------
                                               March 3,              March 4,
                                                 2006                  2005
                                        ---------------------     --------------
                                       (In thousands, except for per share data)
Net income                                     $ 8,285               $ 8,161
                                               =======               =======

Weighted average common shares
outstanding (basic)                             36,588                36,007

Dilutive effect of share-based
compensation                                     1,115                   956
                                               -------               -------

Weighted average common shares
outstanding (diluted)                           37,703                36,963
                                               =======               =======

Earnings per common share:
     Basic                                     $   .23               $   .23
                                               =======               =======

     Diluted                                   $   .22               $   .22
                                               =======               =======


     The following weighted shares have been excluded in the computation of diluted earnings per share because the weighted shares are anti-dilutive:

                                                  First Quarter
                                           ----------------------------
                                                  2006            2005
                                           ------------    ------------
                                                 (In thousands)

Anti-dilutive weighted shares                      944             399

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

      Comprehensive income is as follows:

                                                        Three Months Ended
                                                --------------------------------
                                                    March 3,           March 4,
                                                      2006               2005
                                                ------------------  ------------
                                                          (In thousands)

Net income                                           $8,285            $8,161

Other comprehensive income:
Foreign currency translation adjustments                783               245
                                                     ------            ------

Total comprehensive income                           $9,068            $8,406
                                                     ======            ======



     Components  of  accumulated  other   comprehensive   loss  consist  of  the
following:

                                    March 3,        December 2,       March 4,
                                      2006             2005             2005
                                 ---------------  ----------------  ------------
                                                  (In thousands)
Foreign currency  translation
adjustments                            $730              $(53)             $80
Minimum pension liability
   adjustments, net of taxes         (9,414)           (9,414)          (9,233)
                                    --------          --------         --------
Accumulated other
comprehensive loss                  $(8,684)          $(9,467)         $(9,153)
                                    ========          ========         ========


Note 4 - Saucony Acquisition

     In September 2005, the Company completed its acquisition of Saucony, Inc. ("Saucony") pursuant to an Agreement and Plan of Merger. As part of the acquisition and in the fourth quarter of 2005, the Company entered into a plan to exit several owned and leased Saucony facilities, to combine the operations of these facilities within the existing Stride Rite infrastructure, and to terminate the employment of approximately 110 Saucony employees worldwide due to identified synergies.

Details of the acquisition related accruals are as follows:

                                              Acquisition    Acquisition
                                                Related        Related
(In thousands)                                 Severance      Exit Costs
-------------------------------------------   -------------  -------------
Beginning balance at December 2, 2005             $2,113             $932
Additions charged to cost and expenses                 -                -
Utilization                                          (555)              -
Foreign currency translation impact                    4                1
                                                  ------            -----
Balance at March 3, 2006                          $1,562             $933
                                                  ======             ====

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following pro forma information presents the results of operations of the Company as if the Saucony acquisition had taken place on December 4, 2004. The pro forma results are not necessarily indicative of the financial position or results of operations of the Company had the merger been consummated on the date indicated. In addition, the pro forma results are not necessarily indicative of future financial condition or operating results of the Company.

                                       Pro forma
                                       ---------
                                    Three Months Ended
                                         March 4, 2005
              (In thousands)                (Unaudited)
              ------------------------------------------
              Revenue                          $192,538

              Operating Income                   18,093

              Net income                       $ 10,698
                                               ========

              Earnings per
              share:
              Basic                               $0.30
                                                  =====
              Diluted                             $0.29
                                                  =====


     The pro forma information was prepared by combining Saucony, Inc.'s unaudited condensed consolidated statements of income for the thirteen weeks ended April 1, 2005 and the Company's unaudited condensed consolidated statements of income for the three months ended March 4, 2005. Pro forma adjustments have been made to reflect the amortization expense relating to the finite life intangible assets, the changes in depreciation and amortization expense resulting from the fair value adjustments to the net tangible assets, and interest expense relating to acquisition related debt. No portion of the purchase accounting write up of inventory to fair value has been included in the this pro forma information because of the difficulty in estimating such an adjustment under the LIFO inventory costing method.

Note 5 - Debt

     In connection with the acquisition of Saucony, the Company entered into a five-year revolving credit facility pursuant to a Credit Agreement dated September 16, 2005 (the "Credit Agreement'). The Credit Agreement provides for secured revolving loans in an aggregate amount up to $275 million (the "revolver"), including a $75 million sublimit for the issuance of letters of credit and a $15 million sublimit for swing line loans, with $200 million currently committed. Borrowings under the Credit Agreement are scheduled to mature on September 16, 2010 and are collateralized by substantially all of the assets of the Company. Refer to Note No. 7 in the Company's consolidated financial statements for the fiscal year ended December 2, 2005 as contained on Form 10-K filed by the Company with the Securities and Exchange Commission ("SEC") on February 13, 2006 and the Form 8-K filed by the Company with the SEC on September 22, 2005 for additional information.

     During the first quarter of fiscal 2006 borrowings under this Credit Agreement averaged $78.1 million, with a maximum amount outstanding of $101.0 million. The weighted average interest rate on these borrowings during the

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

first quarter of fiscal year 2006 was 5.80%. On March 3, 2006, $95 million was outstanding under the revolver. Cash interest payments were $1.1 million in the first quarter of fiscal year 2006. There were no borrowings outstanding at any time during the first quarter of the prior fiscal year. The Company was in compliance with its covenants as of March 3, 2006.

Note 6 - Benefit Plans

     The following table summarizes the components of net periodic benefit cost for the Company:

                                                      Three Months Ended
                                              ----------------------------------
                                                    2006               2005
                                              ----------------   ---------------
                                                        (In thousands)
Service cost                                         $570              $530
Interest cost                                       1,029               955
Expected return on assets                          (1,143)           (1,120)
Net loss recognized                                   510               505
Amortization of prior service cost                      3                 5
                                                   ------            ------

Net periodic benefit cost                            $969              $875
                                                   ======            ======

     During the first quarter of fiscal 2006, no contributions were made to the Company's defined benefit pension plan. At this time, the Company does not plan to make any contributions to its defined benefit pension plan during the 2006 fiscal year.

Note 7 - Contingencies

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. In January, 2004, we finalized the terms of the current license agreement, which will expire in March, 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. We believe that no provision is currently required for costs related to the potential loss of this license. Additionally, Tommy Hilfiger Corp. is under agreement to be acquired by an unrelated third party. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected.

     In December of 2004, Saucony, Inc. recorded a charge to address environmental conditions at a Saucony owned distribution facility. The facility and the related liability were acquired by the Company as part of the Saucony acquisition in September of 2005. The liability as of March 3, 2006 is $1,931,000 and is included as an accrued expense in the accompanying condensed consolidated balance sheet. The original estimated costs ranged from $1,242,000 to $4,621,000. The Company's management determined that the liability was fairly stated upon acquisition. The assessment of the liability and the associated costs are an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. During the first quarter of the fiscal 2006, there were no changes to the reserve.

Note 8 - Operating Segments and Related Information

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of 2006, a portion of Saucony's operations were integrated into existing operating segments of the Company. As a result, the Company re-assessed its reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     The changes during the first quarter of fiscal 2006 to the Company's reportable segments are as follows: the Stride Rite Children's Group - Retail Division includes the Saucony factory outlet stores (16 stores as of March 3, 2006); Saucony's international operations are now included in the Stride Rite International division which is aggregated in the Other Wholesale Footwear reportable segment; Saucony's domestic footwear division, which includes the Hind unit, is now aggregated in the Other Wholesale Footwear reportable segment.

     As a result of the adoption of SFAS No. 123R at the beginning of fiscal 2006, stock-based compensation costs of $721 thousand are included in the operating loss of the Unallocated Corporate and Other segment for the three months ended March 3, 2006. See Note 1 for further information.

For the three months ended March 3, 2006 and March 4, 2005:
              Stride    Stride
              Rite      Rite
              Children'sChildren'sTommy    Other     Unallocated
First         Group -   Group -   Hilfiger Wholesale Corporate
Quarter 2006  Retail    Wholesale Footwear Footwear   & Other  Consolidated
              -------------------------------------------------------------

Sales          $37,924    $21,156 $14,933   $112,960         -    $186,973

Intercompany
  sales              -        (27)   (865)    (2,665)        -      (3,557)
              -------------------------------------------------------------
Net sales to
external
customers      $37,924    $21,129 $14,068   $110,295         -    $183,416
              =============================================================
Operating
  (loss)
  income       $(2,906)   $ 2,802  $ (338)  $ 17,726   $(2,962)   $ 14,322

Interest and
  other,
  net                -          -       -          -      (823)       (823)
              -------------------------------------------------------------

Income
(loss)before
income
taxes          $(2,906)   $ 2,802 $  (338)  $ 17,726   $(3,785)   $ 13,499
              =============================================================

Total assets   $44,457    $48,610 $14,615   $304,958   $65,855    $478,495
              =============================================================

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Stride    Stride
              Rite      Rite
              Children'sChildren'sTommy    Other     Unallocated
First         Group -   Group -   Hilfiger Wholesale Corporate
Quarter 2005  Retail    Wholesale Footwear Footwear   & Other  Consolidated
              -------------------------------------------------------------

Sales          $35,445   $25,586  $18,121   $74,053          -    $153,205

Intercompany
sales                -       (25)    (841)   (1,748)         -      (2,614)
              -------------------------------------------------------------

Net sales to
external
customers      $35,445   $25,561  $17,280   $72,305          -    $150,591
              =============================================================

Operating
(loss)
income           $(534)   $4,037  $(1,227)  $13,432    $(2,627)    $13,081

Interest and
other,
net                  -         -        -         -        162         162
              -------------------------------------------------------------

Income
(loss)
before
income
taxes            $(534)   $4,037  $(1,227)  $13,432    $(2,465)    $13,243
              =============================================================

Total assets  $37,843    $64,002  $26,393  $103,405    $90,708    $322,351
              =============================================================

Note 9 - Recent Accounting Pronouncements

     In March 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations". FIN 47 clarifies that "conditional asset retirement obligation", as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) the method of settlement are conditional on a future event that may or may not be within control of an entity. The interpretation also clarifies that an entity should record the fair value of such a liability when it can be reasonably estimated. The entity shall recognize such a liability as a cumulative change in accounting principle. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005; therefore effective at the Company's 2006 fiscal year end. The Company is currently evaluating the provisions of FIN 47 to determine the impact on our financial position, results of operations, and cash flow.


Note 10 - Subsequent Events

     In the second quarter of fiscal 2006, a tax audit was concluded for which the Company had established reserves in prior years. The outcome of the tax audit was favorable and is expected to result in the reversal of prior year tax reserves which may be significant.

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

     Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 10-Q and 10-K, and include, among others, the following: the inability to fully realize the anticipated benefits from the acquisition of Saucony, the challenges of achieving the expected synergies with Saucony, the possibility of incurring costs or difficulties related to the integration of the businesses of Stride Rite and Saucony; the possible failure to retain the Tommy Hilfiger footwear license; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company's products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; unseasonable weather; difficulties in implementing, operating and maintaining the Company's complex information systems and controls, including, without limitation, the systems related to the Company's retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company's products; the underperformance or delay of new products; the ability to secure and

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company discussed a number of significant trends and specific factors affecting the footwear industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of our Annual Report on Form 10-K for the fiscal year 2005. Those trends and factors continue to be relevant to the Company's performance and financial condition.

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting policies and estimates in the Company's Annual Report on Form 10--K for the fiscal year ended December 2, 2005 for additional information.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At the beginning of the 2006 fiscal year the Company adopted SFAS No. 123R using the modified prospective application transition method which requires the Company to develop assumptions that are used to estimate the fair value of share-based compensation.

     The Company has elected to use the Black Scholes option-pricing model to calculate these fair values. The Black Scholes model requires the development of assumptions for the six variables that are input into the model. These variables are the price of the underlying stock; the exercise price of the option; the expected term of the option; the annual risk-free interest rate over the option's expected term; the expected stock price volatility over the option's expected term; and the expected annual dividend yield on the underlying stock.

     The weighted average expected life of options was calculated using the safe harbor method as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data due to decreasing the option's contractual term from 10 years to 7 years and increasing the vesting period from 3 years to 4 years for options that were granted starting in fiscal year 2005. The risk-free interest rate assumption was based on the United States Treasury's constant maturity's rate for a 4.75 year term on the date the option was granted. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected weighted average life of the option. The assumed dividend yield was based on the Company's expectation of future dividend payouts. The post-vesting forfeiture rate was based on the four year historical average turnover rate for two groups of option eligible employees.

     Developing these assumptions requires significant judgment on the part of the Company and, generally, may involve analyzing all available historical data, considering whether historical data is relevant to predicting future behavior, making appropriate adjustments to historical data for future expectations, supplementing or replacing company- specific historical data with data from other supportable sources and appropriately weighting each of the inputs. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.

     Effective at the commencement of the January 1, 2006 withholding period, the Employee Stock Purchase Plan ("ESPP") shortened its withholding periods to three months, increased the purchase price from 85% of the market value to 95% of the market value and eliminated the look-back provision to the start of the withholding period. The changes made to the ESPP resulted in the plan's qualification as non-compensatory under SFAS No. 123R.

     The Company does not currently expect to change the level of options granted.

     Please refer to Footnote number one in Item I, Part I of this Form 10-Q for further information.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingencies

     The sales of Tommy Hilfiger branded footwear are a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. In January, 2004, we finalized the terms of the license agreement, which will expire in March 2007. Whether our license with Tommy Hilfiger will remain in effect depends on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. We believe that no provision is currently required for costs related to the potential loss of this license. Additionally, Tommy Hilfiger Corp. is under agreement to be acquired by an unrelated third party. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected.

Results of Operations

     The following table summarizes the Company's performance for the first quarter of fiscal 2006 as compared to the results for the same period in fiscal 2005:

Increase Percent vs. 2005 Results:
                                                                First Quarter

Net sales                                                           21.8%
Gross profit                                                        21.0%
Selling and administrative expenses                                 24.1%
Operating income                                                    9.5%
Income before income taxes                                          1.9%
Net income                                                          1.5%






Operating Ratios as a Percent of Net Sales:
                                                      First Quarter
                                             --------------------------------
                                                 2006              2005
                                             --------------    --------------

Gross profit                                     39.9%             40.2%
Selling and administrative expenses              32.1%             31.5%
Operating income                                 7.8%               8.7%
Income before income taxes                       7.4%               8.8%
Net income                                       4.5%               5.4%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

      The first quarter breakdown of net sales is as follows:
                                                                 Percent
                                                                  Change
                                                                 2006 vs.
                                            2006       2005        2005
                                           --------  ---------  -----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale     $21.2      $25.6       (17.3%)
Stride Rite Children's Group - Retail         37.9       35.4         7.0%
                                           --------  ---------  -----------
Stride Rite Children's Group                  59.1       61.0        (3.1%)

Keds                                          42.0       45.8        (8.3%)
Sperry Top-Sider                              23.6       19.4        21.6%
Stride Rite International                     22.8        8.8       159.1%
Saucony                                       24.6          -       100.0%
                                           --------  ---------  -----------
Other Wholesale Footwear                     113.0       74.0        52.5%

Tommy Hilfiger Footwear                       14.9       18.1       (17.6%)

Elimination of intercompany sales             (3.6)      (2.5)        n/a
                                           --------  ---------  -----------

Total net sales                             $183.4     $150.6        21.8%
                                           ========  =========  ===========

     During the first quarter of fiscal 2006, consolidated net sales increased $32.8 million to $183.4 million, or 21.8% above the sales level achieved in the first quarter of fiscal 2005. Wholesale net sales increased $30.3 million or 26.5% for the first quarter of 2006, and overall retail sales, including the e-commerce sites, increased $2.5 million or 7.1% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the first quarter were 4.5% higher than the comparable period in 2005. The Company's average first quality wholesale selling price increased 17.8% from the first quarter of 2005 which was primarily due to the addition of Saucony.

     First quality wholesale net sales increased by $27.8 million, or 26.1% above the wholesale net sales level achieved in the first quarter of fiscal 2005. This includes the negative impact of a $1.4 million increase in combined discounts, returns and allowances. Sales of closeout products increased $2.3 million from the comparable period in the 2005 fiscal year.

Gross Profit

     During the first quarter of fiscal 2006, the Company's gross profit of $73.2 million increased $12.7 million or 21.0% above the amount recorded during fiscal 2005's first quarter. The gross profit percentage rate for the fiscal 2005 first quarter decreased 0.3 percentage points to 39.9%, versus the 40.2% rate achieved in the prior year's first quarter. The lower gross profit percentage was largely attributable to the additional pre-tax expense of $2.6 million relating to the flow through of the remaining purchase accounting inventory write-up to fair value that was recorded as part of the Saucony acquisition. The effect that this decrease had on the gross profit percentage

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was partially offset by significantly higher first quality sales in the first quarter of fiscal 2006.

Operating Costs

     During the first quarter of fiscal 2006, selling and administrative expenses were $58.9 million, an increase of $11.5 million or 24.1% as compared to the first quarter of fiscal 2005. This increase was principally the result of the inclusion of Saucony which added $8.8 million in expenses. Also contributing to the higher expense levels in the first quarter fiscal 2006 was the $2.4 million in added costs associated with the increased number of Stride Rite
Children's Group retail stores which includes Saucony's factory outlet stores. In addition, the first quarter of 2006 included $1.2 million of Saucony integration expenses and $0.6 million of expenses relating to share-based compensation upon adoption of SFAS No. 123(R). As a percent of sales, operating costs were 32.1% in the first quarter of fiscal 2006 compared to 31.5% in the first quarter of fiscal 2005.

Other Income and Taxes

     Investment income related to the Company's cash equivalents and marketable securities was $0.5 million in the first quarter of fiscal 2006, which was increased $0.2 million versus the similar period in fiscal 2005. Interest expense, which relates to borrowings under the revolving credit agreement, increased by $1.1 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 as no borrowings were made during the first quarter of fiscal 2005.

     The provision for income taxes increased $0.1 million in the first quarter of fiscal 2006 as compared to the similar period in fiscal 2005. This increase was due to the higher pre-tax income amount and a slightly higher tax rate. Our effective tax rate was 38.6% in the first quarter of fiscal 2006 as compared to 38.4% in the first quarter of fiscal 2005.

     In the second quarter of fiscal 2006, a tax audit was concluded for which the Company had established reserves in prior years. The outcome of the tax audit was favorable and is expected to result in the reversal of prior year tax reserves which may be significant.

Net Income

     Net income for the first quarter of fiscal 2006 was $8.3 million, an increase of $0.1 million, or 1.5% as compared to the same period in the prior year. The higher net sales and resulting gross profit, due to the addition of Saucony, were able to offset the corresponding increases in operating expenses and interest expense.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segments Review

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of 2006 Saucony's operations were integrated into the existing operations of the Company. As a result, the Company re-assessed its operating and reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The changes to the Company's segments are as follows: the Stride Rite Children's Group - Retail Division now includes the Saucony factory outlet stores (16 stores as of March 3, 2006); Saucony's international operations are now included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment, the Saucony domestic footwear division, which includes the Hind unit, is aggregated into the Other Wholesale Footwear reportable segment.

Stride Rite Children's Group - Retail

     The net sales of the Stride Rite Children's Group - Retail increased $2.5 million or 7.0% in the first quarter as compared to the same quarter in the prior year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) decreased 3.4% for the first fiscal quarter of 2006. The decrease in the comparable stores category was principally attributable to the shift of the annual pre-Easter holiday promotional event into the second quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. At the end of the first quarter of fiscal 2006, the Stride Rite Children's Group - Retail operated 280 Stride Rite children's shoe stores and outlets. This is a net increase of 26 stores, or 10% from the end of the same period in the prior year. In addition Stride Rite Children's Group-Retail operated 18 Saucony outlet stores. Current plans for fiscal 2006 call for the opening of approximately 33 retail stores and the closing of 4 underperforming Saucony outlet stores and 2 underperforming children's shoe stores. During the first quarter of 2006 the Company opened 9 new stores and closed 3 underperforming Saucony outlet store locations.

     The Stride Rite Children's Group - Retail operating income decreased primarily due to the lower sales brought about by the shift in the pre-Easter sales event out of the first quarter of fiscal 2006 and into the second quarter and certain increased indirect store costs.

Stride Rite Children's Group - Wholesale

     Sales decreased $4.4 million or 17.3% during the first quarter of 2006 as compared to the same quarter last year. This decrease in sales was partially related to the later Easter holiday. In addition first quarter fiscal 2006 sales were affected by a change in certain department store buying patterns, a value channel strategy change and a decline in the number of smaller independent accounts.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Stride Rite Children's Group - Wholesale operating income decline versus the prior year was primarily related to the impact of the lower sales in fiscal 2006 compared to 2005. A higher gross profit rate in the first quarter of fiscal 2006 was due to an improved mix and offset a portion of the lower sales volume.

Tommy Hilfiger Footwear, Inc.

     The decrease in sales of Tommy Hilfiger footwear products during the first quarter of fiscal 2006 was primarily attributable to a significant reduction in sales to department stores, a decrease in close-out sales, and the discontinuation of the "H" line. This decrease was partially offset by an increase in certain product sales in the women's business and lower returns and allowances.

     The reduction of the Tommy Hilfiger operating loss versus prior year was primarily related to an improved gross profit due to the impact of product sales mix due mostly to reduction in the sales of closeout products. Operating expenses were lower in the first quarter of fiscal 2006 as compared to the same period in the prior year, which also contributed to the improved operating profit versus the prior year.

Other Wholesale Footwear

     The overall increase in net sales of the Other Wholesale Footwear segment was primarily attributable to the addition of Saucony as well as increased sales of Sperry Top-Sider and Stride Rite International which now includes the foreign distribution of Saucony products. This overall increase was partially offset by a decrease in Keds sales.

     The first quarter of fiscal 2006 was the first complete quarter in which Saucony's results of operations were included in the Company's results.
Saucony's domestic sales added $24.6 million of net sales. Saucony's net sales met the Company's expectations on the strength of the technical running products.

     The Sperry Top-Sider increase was largely attributable to strong sales of the men's and women's product lines. The significant growth in the Sperry Top-Sider product sales in 2006 resulted from increases in the marine, family and independent retail channels.

     The Stride Rite International division's net sales growth in the first quarter of fiscal 2006 was primarily the result of strong sales of Saucony products in Europe and Canada. In addition Keds sales increased in Canada, Australia and Asia, and Sperry Top-Sider's sales also increased in Europe and South Africa.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Keds sales decline in first quarter fiscal 2006 versus the same period last year was partially in the value sales channel and was planned. In addition, the strong prior year sell-in to the premium retail channel resulted in lower sales comparisons to last year. The consolidation of May Company into Federated also negatively impacted Keds sales in the quarter and is expected to continue to do so for the remainder of the fiscal year.

     The increased operating income versus prior year in this segment was primarily the result of the addition of Saucony and the increase in sales of Stride Rite International and Sperry Top-Sider. The increase was somewhat offset by a lower gross profit performance of Saucony resulting from the flow through of the remaining purchase accounting write-up of acquired inventory to fair value.

Liquidity and Capital Resources

     At the end of the first fiscal quarter of 2006, our balance sheet reflected a current ratio of 4.3 to 1.0 with $95.0 million in long term debt. Our cash, cash equivalents and marketable securities totaled $23.2 million at March 3, 2006, a decrease of $21.4 million from the total cash, cash equivalents and marketable securities of $44.6 million at the end of the first quarter of fiscal 2005. The decrease in our cash balance, versus the comparable quarter last year, is primarily attributable to funding a portion of the Saucony acquisition which was completed in September 2005.

     The Company's seasonal cash flow patterns typically require the use of cash during the first quarter of a fiscal year. During the first quarter of fiscal 2006, the Company used $41.0 million of cash to fund operations which was consistent with the $42.5 million used to fund operations in the first quarter of fiscal 2005. Inventory levels at the end of the first quarter of fiscal 2005 increased $20.8 million, or 22.0% from the levels recorded at the end of the prior year's first quarter. The increase in inventory related primarily to the addition of Saucony product. Accounts receivable at March 3, 2006 were $30.8 million or 34.2% higher than the amount at the end of last year's first quarter which was primarily due to the addition of Saucony and higher sales in the last month of the fiscal quarter. Days sales outstanding ("DSO"), which measures the length of the collection period for accounts receivable, was 56 days at the end of the first fiscal quarter of 2006 which was unfavorable when compared to the DSO of 52 days at the end of the same period last year. The increase in DSO from the same period last year was primarily attributable to the addition of Saucony which generally offers longer credit terms to its customers. Accounts payable, at the end of the first quarter of fiscal 2006, increased $8.6 million from the level recorded at the end of the prior year's first quarter. The increase was primarily due to the addition of Saucony. During the first fiscal quarter of 2006, the Company did not contribute to its defined benefit pension plan and, at this time, the Company does not plan to make any contributions to its defined benefit pension plan during the remainder of the 2006 fiscal year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Additions to property and equipment totaled $3.9 million in the first fiscal quarter of 2006, an increase compared to the $1.6 million in the first fiscal quarter of 2005. The increase in capital purchases compared to the same period in fiscal 2005 related primarily to the continued retail expansion efforts during the first fiscal quarter of 2006 and the renovation of our corporate headquarters. Funding of our capital expenditures was provided by operations and our revolving credit facility.

     At the end of the first quarter of fiscal 2006, there was $95.0 million outstanding under the Company's $275.0 million revolving credit facility of which $200.0 million is currently committed. The increase in the first quarter of fiscal 2006, as compared to the fiscal year ending December 2, 2005, was the result of increased seasonal working capital requirements that are typical of the first quarter of a fiscal year. The facility was entered into in September 2005 as part of the Saucony acquisition and to provide funds for working capital and general corporate purposes. As of March 3, 2006, letters of credit totaling $40.8 million were outstanding for the purchase of inventories. The issuance of letters of credit for inventory purchases does not impact the Company's borrowing capacity under the revolving line of credit because these letters of credit are supported by other uncommitted lines of credit. All letters of credit generally expire within one year.

     During the first quarter of fiscal 2006 we returned $3.8 million to shareholders through share repurchases and cash dividends. We spent $1.6 million to repurchase 108,500 common shares under our share repurchase program. As of March 3, 2006 we have approximately 3.8 million shares remaining on our share repurchase authorization.

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

                           THE STRIDE RITE CORPORATION

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2005.

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

     There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities
Exchange Act of 1934, as amended) during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, we have included Saucony, Inc. in our review and evaluation of internal controls and procedures as of the beginning of fiscal 2006.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Our repurchases of equity securities for the first quarter of fiscal 2006 were as follows:


                                                            Total
                                                            Number of  Maximum
                                                            Shares     Number
                                                            Purchased  of Shares
                                        Total      Average  As Part    that May
                                        Number     Price    of         Yet Be
                                        Of         Paid     Publicly   Purchased
Period                                  Shares     Per      Announced  Under the
                                        Purchased  Share    Plan       Plan
--------------------------------------------------------------------------------

December 3, 2005 - December 30, 2005         -        -          -     3,906,994

December 31, 2005 - February 3,2006          -        -          -     3,906,994

February 4, 2006 - March 3, 2006       108,500   $14.63    108,500     3,798,494

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

                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS

Exhibit No.       Description of Exhibit

    2             Agreement and Plan of Merger among the Registrant, OC, Inc.
                  and Saucony, Inc. dated as of June 1, 2005. This document was filed as Exhibit 2.1 to the Registrant's Form 8-K on June 3, 2005 and is incorporated herein by reference.

    3 (i) Restated Articles of Organization of the Registrant with amendments thereto through November 28, 1986, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

    3 (ii) Articles of Amendment dated April 7, 1987 to Restated Articles of Organization, incorporated by reference from
                  Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

    3 (iii) Articles of Amendment dated December 16, 1987 to Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

    3 (iv) Articles of Amendment dated December 3, 1991 to the Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant's Form S-8 filed on October 25, 1996.

    3 (v) Certificate of Vote of Directors establishing a series of a Class of Stock dated as of June 18, 1997.


    3 (vi) By-laws of the Registrant, as amended. This document was filed as Exhibit 3 of the Registrant's Form 10-Q for the fiscal period ended June 1, 1990 and is incorporated herein by reference.

    4 (i) Reference is made to Exhibits 3(i), (ii), (iii) and (iv) referred to above, which are expressly incorporated herein by reference.

  31.1* Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2* Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1* Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2* Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith

                           THE STRIDE RITE CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
                                    THE STRIDE RITE CORPORATION
                                  (Registrant)



Date:  April 12, 2006               By:  /s/ Frank A. Caruso
                                    --------------------------
                                         Frank A. Caruso
                                         Chief Financial Officer