Form 10-Q
period 2006-06-02
STRIDE RITE CORP
filed 2006-07-07
CIK 94887

1 of 49
                                                                          pages
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 2, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION
                   (Exact name of registrant as specified in its charter)

        Massachusetts                                 04-1399290
   ----------------------------                  ---------------------
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

          Yes( )          No (X)

     As of July 5, 2006, 36,436,444 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     June 2,                           June 3,
                                       2006          December 2,        2005
                                   (Unaudited)          2005         (Unaudited)
                                  ---------------   --------------  ------------

  Assets

  Current Assets:
     Cash and cash
      equivalents                      $23,349          $33,094         $30,376

     Marketable securities                   -                -          40,000

     Accounts and notes
       receivable, net                  96,102           63,368          73,079

     Inventories                       123,108          116,095          98,476

     Deferred income taxes              13,620           14,211          15,134

     Other current assets               15,741           25,918           7,050
                                      --------         --------         -------

     Total current assets              271,920          252,686         264,115

  Property and equipment, net           52,373           51,367          51,758

  Goodwill                              56,794           56,729             908

  Trademarks and other
    intangibles                         58,590           58,590           1,690

  Other assets, net                     18,736           19,482          10,506
                                      --------         --------        --------

     Total assets                     $458,413         $438,854        $328,977
                                      ========         ========        ========















               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                    June 2,                           June 3,
                                      2006         December 2,         2005
                                  (Unaudited)          2005         (Unaudited)
                                ---------------  --------------   --------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                   $32,041         $24,186    $   14,647
     Income taxes payable                     -          12,845        17,378
     Accrued expenses and other
  liabilities                            29,195          35,991        20,884
                                         ------          ------      --------
     Total current liabilities           61,236          73,022        52,909

  Long term debt                         68,000          60,000             -
  Deferred income taxes                  23,472          23,980           487
  Pension obligation and other
       long-term liabilities             16,202          15,174        12,151

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                -                  -             -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued and
       outstanding -
        36,420,263 on
        June 2,2006,
        36,499,403 on
        December 2, 2005 and
        36,233,727 on June 3,
        2005                              9,100           9,125         9,058

     Capital in excess of par
        value                            22,417          18,434         9,311

    Retained earnings                   265,395         248,586       254,284
    Accumulated other
        comprehensive loss               (7,409)         (9,467)       (9,223)
                                       ---------       ---------     ---------
     Total stockholders' equity         289,503         266,678       263,430
                                       ---------       ---------     ---------

     Total liabilities and
        stockholders' equity           $458,413        $438,854      $328,977
                                       ========        ========      ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             For the six months ended June 2, 2006 and June 3, 2005
                    (In thousands, except for per share data)

                          Three Months Ended             Six Months Ended
                      ---------------------------   ---------------------------
                        June 2,        June 3,        June 2,       June 3,
                          2006          2005           2006           2005
                      -------------  ------------   ------------  -------------

Net sales              $194,007       $159,641       $377,423      $310,232

Cost of sales           111,728         94,430        221,912       184,489
                       --------       --------      ---------      --------

Gross profit             82,279         65,211        155,511       125,743

Selling and
 administrative
  expenses               60,291         47,028        119,201        94,479
                       --------       --------      ---------      --------

Operating income         21,988         18,183         36,310        31,264


Investment income           336            380            820           680
Interest expense         (1,347)           (91)        (2,551)         (172)
Other expense, net          (53)           (81)          (156)         (138)
                       ---------      ----------    ----------     ---------
                         (1,064)           208         (1,887)          370

Income before
  income taxes           20,924         18,391         34,423        31,634

Provision for
  income taxes            4,031          6,639          9,245        11,721
                       --------       --------      ---------      --------

Net income              $16,893        $11,752       $ 25,178       $19,913
                       ========       ========      =========      ========

Net income per common share:
   Diluted              $   .45        $   .32       $    .67       $   .54
                       ========       ========      =========      ========
   Basic                $   .46        $   .32       $    .69       $   .55
                       ========       ========      =========      ========

Dividends per
common share            $   .06        $   .06       $    .12       $   .11
                       ========       ========      =========      ========

Average common
  shares used in
  per share
  computations:
   Diluted               37,623         37,185         37,619        37,075
                      =========       ========      =========      ========
   Basic                 36,650         36,175         36,625        36,091
                      =========       ========      =========      ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the six months ended June 2, 2006 and June 3, 2005
                                 (In thousands)
                                                        2006             2005
                                                  --------------   -------------
Cash flows from operating activities:
   Net income                                             $25,178      $19,913
   Adjustments to reconcile net income to net
     cash used  by operating activities:
   Depreciation and amortization                            7,822        6,320
   Deferred income taxes                                       74       (2,011)
   Compensation expense related to stock plans              1,628          360
   Gain related to long-term investments                        -          (61)
   Loss on disposals of property and equipment                592           30
   Changes in:
      Accounts and notes receivable                      (32,181)      (25,470)
      Inventories                                         (6,683)      (10,720)
      Other current assets                                  9,660        7,483
      Other current liabilities                          (10,070)       (5,520)
      Other long-term assets                                  648       (1,233)
      Other long-term liabilities                           1,539           72
   Contribution to pension plan                                 -       (3,000)
                                                         --------      --------
      Net cash used by operating activities               (1,793)      (13,837)
                                                         --------      --------

Cash flows from investing activities:
   Additions to property and equipment                    (9,399)       (3,863)
   Purchase of minority interest in Saucony
     Canada, Inc.                                           (853)            -
   Investments in marketable securities
     available for sale                                        -       (29,325)
   Proceeds from sale of marketable securities
     available for sale                                        -        60,175
   Distributions from long-term investments                    -            61
                                                        ---------      -------
      Net cash (used in) provided from investing
      activities                                         (10,252)       27,048
                                                        ---------      -------

Cash flows from financing activities:
   Borrowings under revolving credit facility             63,000             -
   Payments under revolving credit facility              (55,000)            -
   Proceeds from sale of stock under stock plans           2,943         6,172
   Tax benefit in connection with exercise of
     stock options                                           685             -
   Cash dividends paid                                    (4,398)       (3,598)
   Repurchase of common stock                             (6,338)       (5,758)
                                                        ---------      --------
      Net cash provided from (used in) financing
      activities                                             892        (3,184)
                                                        ---------      --------

Effect of exchange rate changes on cash and
      cash equivalents                                     1,408           344
                                                        ---------      --------

Net (decrease) increase in cash and cash
equivalents                                               (9,745)       10,371

Cash and cash equivalents at beginning of the
  period                                                  33,094        20,005
                                                        --------       --------

Cash and cash equivalents at end of the period           $23,349       $30,376
                                                         =======       =======

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended June 2, 2006 and June 3, 2005 is unaudited, however, such information includes all adjustments (including only and all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended June 2, 2006 and June 3, 2005 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 2, 2005 on Form 10-K, which included all information and footnotes necessary for such presentation.

     Certain reclassifications have been made to the condensed consolidated balance sheet at June 3, 2005 to conform with current period and 2005 year end presentation.

     Effective July 1, 2004, new capitalization rules under the Massachusetts Business Corporation Act, Chapter 156D provided that shares reacquired by a company become authorized but unissued shares; effectively eliminating the concept of treasury stock. The Company has reflected this change in the accompanying consolidated balance sheet for the quarter ended June 3, 2005.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The Company's significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable; sales returns allowances; markdowns (which reduce revenues); inventory valuation; income taxes; assumptions related to the defined benefit pension plan; assumptions used in the calculation of share-based compensation costs; assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ materially from those estimates.

Stock Purchase and Option Plans

     During  2002,   the  Company's   stockholders   approved  The  Stride  Rite
Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 85% of the market value of the Company's common stock on either their entry date into the Plan or the last day of the payment period. Effective at the commencement of the January 1, 2006 withholding period, the Employee Stock Purchase Plan ("ESPP") shortened its withholding periods to three months, increased the purchase price from 85% of the market value to 95% of the market value and eliminated the look-back provision to the start of the withholding period. During the first six months ended June 2, 2006, a total of 62,435 shares were issued under the Plan for an aggregate amount of $765,258. At June 2, 2006, a total of 5,922,593 shares had been purchased under the Plan since inception and 217,407 shares were available for purchase by participating associates.

     During 1998, the Company's stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director's Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company's stockholders approved an amendment to the 1998 Director's Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company's common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

one-half in shares of common stock and one-half in cash at the election of each director. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company's Deferred Compensation Plan for Directors. At June 2, 2006, the issuance of 127,240 shares has been deferred by participating directors. At June 2, 2006, 138,076 options were available to grant under the 1998 Director's Plan.

     During 2004, the Company's stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company's common stock may be granted to officers and other key associates. At June 2, 2006, 1,679,495 options were available to grant under the 2001 plan. The option price of the shares may not be less than the fair market value of the Company's common stock at the date of grant. Options issued under the Plan prior to fiscal 2005 generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Options issued since the beginning of the 2005 fiscal year generally vest over a four-year period and expire seven years following the date of grant. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a four-year period.

     A summary of the activity in share based compensation with respect to all plans for the six months ended June 2, 2006 are as follows:

                                             Number of
                                            Options and
                                            Restricted          Weighted Average
                                              Shares            Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 2, 2005              3,697,847                $ 8.98
Granted                                        905,596                 11.39
Exercised                                     (288,730)                 6.78
Canceled                                       (44,254)                11.95
                                            -----------               ------
Outstanding at March 3, 2006                 4,270,459                $ 9.60
Granted                                         66,341                 13.48
Exercised                                      (33,260)                 8.96
Canceled                                       (12,600)                11.58
                                            -----------               ------
Outstanding at June 2, 2006                  4,290,940                $ 9.66
                                             =========                ======

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at June 2, 2006:

                                Weighted
                                Average     Weighted
      Range                    Remaining    Average    Aggregate
       of           Number    Contractual   Exercise   Intrinsic
     Prices      Outstanding      Life       Price       Value
     ------      -----------      ----       -----       -----
$5.00-$6.88         1,181,520    4.5 years    $ 5.93  $ 8,128,858
$7.38-$11.00        1,099,726    6.1 years      8.53    4,706,827
$11.01-$12.06       1,127,694    6.4 years     11.58    1,387,064
$12.13-$14.95         882,000    6.6 years     13.63            -
                   ----------    ---------     -----  -----------
                    4,290,940    5.8 years    $ 9.66  $14,222,749
                   ==========    =========    ======  ===========


     The following table summarizes information about stock options exercisable at June 2, 2006:

                                Weighted
                                Average     Weighted
      Range                    Remaining    Average    Aggregate
       of           Number    Contractual   Exercise   Intrinsic
     Prices      Outstanding      Life       Price       Value
     ------      -----------      ----       -----       -----

$5.00-$6.88         1,069,827    4.4 years    $ 6.55  $ 6,697,117
$7.38-$11.00        1,006,612    6.0 years      8.36    4,479,423
$11.01-$12.06         514,917    6.5 years     11.39      731,182
$12.13-$14.95          54,600    3.3 years     12.27       29,484
                   --- ------    ---------    ------  -----------
                    2,645,956    5.4 years    $ 8.30  $11,937,206
                    =========    =========    ======  ===========


     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective December 3, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of adoption is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123. The grant-date fair value of the awards are generally recognized to expense over the service period. Under the provisions of SFAS 123R, the Company is required to include an estimate of the number of the awards that will be forfeited. Previously, the Company had recognized the impact of forfeitures as they occurred.

     Effective at the commencement of the January 1, 2006 withholding period, the changes made to the ESPP (described earlier in this footnote) resulted in the plan becoming non-compensatory under SFAS No. 123R.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Share-based compensation costs were $908 thousand and $1.6 million for the three and six months ended June 2, 2006, respectively. The portion of share-based compensation costs included in cost of sales in the accompanying condensed consolidated statements of income for the three months and six months ended June 2, 2006 was $123 thousand and $228 thousand, respectively. The portion of share-based compensation costs included in selling and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 2, 2006 was $785 thousand and $1.4 million, respectively. The Company did not capitalize any share-based compensation costs as the costs that qualified for capitalization were not material. The related tax benefit of the share-based compensation costs recognized in the three and six months ended June 2, 2006 was $356 thousand and $650 thousand, respectively.

     Prior to December 3, 2005, the Company had accounted for share-based compensation costs in accordance with APB Opinion No. 25, as permitted by SFAS No. 123. The following table provides the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", through disclosure only for the three and six months ended June 3, 2005:

                                Three Months     Six Months
                                   Ended           Ended
                                   -----           -----
                                  June 3,        June 3,
                                    2005           2005
                                 -----------    -----------

Net income, as reported           $11,752         $19,913

Add:  Stock-based employee
compensation expense included
in net income, net of related
tax effects                           164             247

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects           (645)         (1,142)

Pro forma net income              $11,271         $19,018
                                 ========        ========

Earnings per share:
   Basic - as reported           $    .32         $   .55
                                 ========        ========
   Basic - pro forma             $    .31         $   .53
                                 ========        ========

   Diluted - as reported         $    .32         $   .54
                                 ========        ========
   Diluted - pro forma           $    .30         $   .51
                                 ========        ========

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average grant date fair value used in the calculation of share-based compensation costs in the accompanying condensed consolidated statements of income for the three and six months ended June 2, 2006 and the pro forma net income and earnings per share information presented above has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions and the resulting weighted average fair value:

                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                     June 2,    June 3,      June 2,    June 3,
                                      2006       2005         2006       2005
                                      ----       ----         ----       ----
Employee Stock Options
Risk-free interest rate                4.85%     3.88%         4.36%     3.47%
Dividend yield                          1.8%      1.9%          1.8%      1.7%
Volatility factor                      30.6%     35.0%         30.6%     35.0%
Weighted average
   expected life of options (years)     5.5       3.5           4.8       4.9
Weighted average grant date fair
    value of options                  $4.71     $3.57         $3.98     $5.00

     The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data due to both decreasing the option's contractual term from 10 years to 7 years and increasing the vesting period from 3 years to 4 years for options that were granted starting in fiscal year 2005. The risk-free interest rate assumption was based on the United States Treasury's constant maturity's rate for the term of the expected life of the option on the date the option was granted. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected weighted average life of the option. The assumed dividend yield was based on the Company's expectation of future dividend payouts. The post-vesting forfeiture rate is based on the four year historical average turnover rate for two groups of option eligible employees. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.

     Total unrecognized share-based compensation costs related to non-vested stock options was approximately $6.2 million as of June 2, 2006 which related to approximately 1.8 million shares with a per share weighted value of $3.54. This unrecognized cost is expected to be recognized over a weighted average period of approximately 3 years. The intrinsic value of options exercised during the three and six months ended June 2, 2006 was approximately $140 thousand and $1.7 million, respectively.

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

     The following is a reconciliation of the basic and diluted earnings per share computations based on the number of shares used in the calculations:

                                          Three Months            Six Months
                                             Ended                   Ended
                                       -------------------   -------------------

                                        June 2,    June 3,    June 2,   June 3,
                                         2006       2005       2006      2005
                                       ---------  --------   --------  --------
                                      (In thousands, except for per share data)
Net income                              $16,893   $11,752    $25,178    $19,913

Weighted average common shares
outstanding (basic)                      36,650    36,175     36,625     36,091

Dilutive effect of stock options            973     1,010        994        984
                                        -------   -------     ------    -------

Weighted average common shares
  outstanding (diluted)                  37,623    37,185     37,619     37,075
                                         ======    ======     ======     ======

Earnings per common share:
   Basic                                   $.46     $ .32       $.69      $ .55
                                           ====     =====       ====      =====

   Diluted                                 $.45     $ .32       $.67      $ .54
                                           ====     =====       ====      =====


     The following weighted shares have been excluded in the computation of diluted earnings per share because the weighted shares are anti-dilutive:

                                          Second Quarter     First Six Months
                                        -------------------  ------------------
                                           2006       2005      2006      2005
                                        --------  ---------  --------  --------
                                                    (In thousands)
Options to purchase shares of common
  stock                                   1,358          -     1,162        26


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

      Comprehensive income is as follows:
                                        Three Months              Six Months
                                           Ended                    Ended
                                   -----------------------  --------------------
                                    June 2,     June 3,      June 2,     June 3,
                                     2006         2005        2006         2005
                                   ----------  -----------  ----------  --------
                                                   (In thousands)
Net income                         $16,893     $11,752      $25,178     $19,913

Other comprehensive
  income(loss):
Foreign currency translation
  adjustments                        1,275        ( 70)       2,058         175
                                   -------     -------      -------     -------

Total comprehensive income         $18,168     $11,682      $27,236     $20,088
                                   =======     =======      =======     =======


     Components  of  accumulated  other   comprehensive   loss  consist  of  the
following:

                                    June 2,         December 2,        June 3,
                                      2006             2005             2005
                                 ---------------  ----------------  ------------
                                                  (In thousands)
Foreign currency  translation
  adjustments                      $ 2,005            $   (53)         $    10
Minimum pension liability
   adjustments, net of taxes        (9,414)            (9,414)          (9,233)
                                   --------           --------        ---------
Accumulated other
   comprehensive loss              $(7,409)           $(9,467)         $(9,223)
                                   ========           ========         ========


Note 4 - Saucony Acquisition

     In September 2005, the Company completed its acquisition of Saucony, Inc. ("Saucony") pursuant to an Agreement and Plan of Merger. As part of the acquisition and in the fourth quarter of 2005, the Company recorded accruals related to a plan to exit several owned and leased Saucony facilities, to combine the operations of these facilities within the existing Stride Rite infrastructure, and to terminate the employment of approximately 110 Saucony employees worldwide due to identified synergies.

     Adjustments to the estimates and assumptions used in the preliminary purchase price result in an offsetting adjustment, net of tax, to acquired goodwill in the year following the acquisition. During the second quarter of 2006, several of the acquisition-related accruals were adjusted. The adjustments to the acquisition-related severance accrual included reductions based on fewer involuntary terminations and modifications to the original estimates based on actual-severance payments. The adjustments to the acquisition related exit costs included modifications to the original estimates based on the completion of certain activities.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Details of the acquisition related accruals are as follows:

                                              Acquisition    Acquisition
                                                Related        Related
(In thousands)                                 Severance      Exit Costs
-------------------------------------------   -------------  -------------
Balance at March 3, 2006                          $1,562            $934
Utilization                                       (1,052)           (485)
Adjustments                                         (325)            (93)
Foreign currency translation impact                    4               5
                                                  ------            ----
Balance at June 2, 2006                           $  189            $361
                                                  ======            ====

     During the second quarter of 2006 the Company adjusted the valuation of a certain acquired property, classified as an asset held for sale and current asset in the accompanying balance sheet as of June 2, 2006. The adjustment was based on a signed purchase and sale agreement with an unrelated third party (See
Note 11 for additional information). The valuation of the property was reduced by $793 thousand with a corresponding adjustment, net of tax, to acquired goodwill.

     Additionally, during the second quarter of 2006 the Company purchased the remaining 5% minority interest of Saucony, Canada, Inc. for approximately $850 thousand. The purchase resulted in an adjustment to the acquired fair value of the related liability of approximately $73 thousand.

     Including adjustments to the related deferred tax accounts of approximately $269 thousand, the net aggregate effect of all adjustments to acquired goodwill during the second quarter of fiscal 2006 was approximately $80 thousand.

     The following pro forma information presents the results of operations of the Company as if the Saucony acquisition had taken place on December 4, 2004. The pro forma results are not necessarily indicative of the financial position or results of operations of the Company had the merger been consummated on the date indicated. In addition, the pro forma results are not necessarily indicative of the future financial condition or operating results of the Company.

                                        Pro forma               Pro forma
                                        ---------               ---------
                                   Three Months Ended        Six Months Ended
                                      June 3, 2005             June 3, 2005
              (In thousands)           (Unaudited)              (Unaudited)
              ----------------------------------------------------------------
              Revenue                        $199,807             $392,345

              Operating Income                 20,994               39,088

              Net income                     $ 12,833             $ 23,580
                                             ========             ========

              Earnings per
              common share:
              Basic                             $0.35                $0.65
                                             ========             ========
              Diluted                           $0.35                $0.64
                                             ========             ========

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma information was prepared by combining Saucony, Inc.'s unaudited condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 1, 2005 and the Company's unaudited condensed consolidated statements of income for the three and six months ended June 3, 2005. Pro forma adjustments have been made to reflect the amortization expense relating to the finite life intangible assets, the changes in depreciation and amortization expense resulting from the fair value adjustments to the net tangible assets, and interest expense relating to acquisition-related debt.

     No portion of the purchase accounting write up of inventory to fair value has been included in this pro forma information because of the difficulty in estimating such an adjustment under the LIFO inventory costing method.

Note 5 - Debt

     In connection with the acquisition of Saucony, the Company entered into a five-year revolving credit facility pursuant to a Credit Agreement dated September 16, 2005 (the "Credit Agreement"). The Credit Agreement provides for secured revolving loans in an aggregate amount up to $275 million (the "revolver"), including a $75 million sublimit for the issuance of letters of credit and a $15 million sublimit for swing line loans, with $200 million currently committed. Borrowings under the Credit Agreement are scheduled to mature on September 16, 2010 and are collateralized by substantially all of the assets of the Company. Refer to Note No. 7 in the Company's consolidated financial statements for the fiscal year ended December 2, 2005 as contained on Form 10-K filed by the Company with the Securities and Exchange Commission ("SEC") on February 13, 2006 and the Form 8-K filed by the Company with the SEC on September 22, 2005 for additional information.

     During the three and six months ended June 2, 2006, borrowings under this Credit Agreement averaged $87.7 million and $82.7 million, respectively, with a maximum amount outstanding of $101.0 million. The weighted average interest rate on these borrowings during the three and six months ended June 2, 2006 was 6.0% and 5.9%, respectively. On June 2, 2006, $68 million was outstanding under the revolver. Cash interest payments were $1.3 million and $2.4 million, respectively, in the three months and six months ended June 2, 2006. There were no borrowings outstanding at any time during the second quarter of the prior fiscal year. The Company was in compliance with its covenants as of June 2, 2006.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Benefit Plans

      The following table summarizes the components of net periodic benefit cost for the Company:
                                       Three Months Ended     Six Months Ended
                                     ---------------------  --------------------
                                      June 2,    June 3,    June 2,     June 3,
                                       2006        2005       2006       2005
                                     ----------  ---------  ---------  ---------
                                                   (In thousands)
Service cost                             $570      $ 530    $ 1,140      $1,060
Interest cost                           1,029        955      2,058       1,910
Expected return on assets              (1,143)    (1,120)    (2,286)     (2,240)
Net loss recognized                       510        505      1,020       1,010
Amortization of prior services cost         3          5          6          10
                                      -------    -------    -------     -------

Net periodic benefit cost               $ 969      $ 875    $ 1,938      $1,750
                                        =====      =====    =======      ======

     During the first six months of fiscal 2006, no contributions were made to the Company's defined benefit pension plan. At this time, the Company does not plan on making any contributions to its defined benefit pension plan during the 2006 fiscal year.

Note 7 - Contingencies

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. In January, 2004, we finalized the terms of the current license agreement, which will expire in March, 2007. We are currently in negotiations with Tommy Hilfiger Corp. to extend the current contract. Whether our license with Tommy Hilfiger will remain in effect depends in part on our achieving certain minimum sales levels for the licensed products. We expect to meet the minimum sales levels required by the Tommy Hilfiger license agreement or renegotiate the minimum level down. We believe that no provision is currently required for costs related to the potential loss of this license; however, Tommy Hilfiger Corp. has recently been acquired by an unrelated third party. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $25 million and $52 million for the three and six months ended June 2, 2006. This revenue is included in the Tommy Hilfiger Footwear segment, the Other Wholesale Footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail Division, and the Stride Rite Children's Group - Wholesale Division.

     In December of 2004, Saucony, Inc. recorded a charge to address environmental conditions at a Saucony owned distribution facility. The facility and the related liability were acquired by the Company as part of the Saucony acquisition in September 2005. The liability as of June 2, 2006 is $1,931,000 and is included as an accrued expense in the accompanying condensed consolidated balance sheet. The original estimated costs ranged from $1,242,000 to $4,621,000. The Company's management determined that the liability was fairly stated upon acquisition. The assessment of the liability and the associated costs are an estimate based upon available information

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. During the second quarter of the fiscal 2006, there were $24 thousand of expenses charged against the reserve.

Note 8 - Income Taxes

     During the second quarter of 2006, a state tax audit was concluded for which the Company had established reserves in prior periods. The outcome of the tax audit was favorable and resulted in a net tax benefit of $4.2 million of prior period tax reserve reversals. The reversals positively impacted the second quarter effective income tax rate by 19.9%.

Note 9 - Operating Segments and Related Information

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of 2006, a portion of Saucony's operations were integrated into existing operating segments of the Company. As a result, the Company re-assessed its reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     The changes, which occurred during the first quarter of fiscal 2006, to the Company's reportable segments are as follows: the Stride Rite Children's Group - Retail Division includes the Saucony factory outlet stores (16 stores as of June 2, 2006); Saucony's international operations are now included in the Stride Rite International division which is aggregated in the Other Wholesale Footwear reportable segment; Saucony's domestic footwear division, which includes the Hind unit, is now aggregated in the Other Wholesale Footwear reportable segment.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the adoption of SFAS No. 123R at the beginning of fiscal 2006, stock-based compensation costs of $0.9 million and $1.6 million are included in the operating loss of the Unallocated Corporate and Other segment for the three and six months ended June 2, 2006, respectively. See Note 1 for further information.

     The following table summarizes the results of the Company's reportable segments for the three months ended June 2, 2006 and June 3, 2005 and identifiable assets as of June 2, 2006 and June 3, 2005:

              Stride      Stride
              Rite        Rite
Three months  Children's  Children's Tommy     Other      Unallocated
ended         Group -     Group -    Hilfiger  Wholesale  Corporate
June 2, 2006  Retail      Wholesale  Footwear  Footwear   & Other   Consolidated
              ------------------------------------------------------------------

Sales          $55,789    $18,292    $14,583   $108,239         -     $ 196,903

Intercompany
  sales              -        (28)      (537)    (2,331)        -        (2,896)

Net sales to
external
customers      $55,789    $18,264    $14,046   $105,908         -     $ 194,007
              ==================================================================

Operating
  (loss)
  Income       $ 9,064    $ 1,451     $ (761)  $ 16,181  $ (3,948)    $  21,987

Interest and
  other,
  net                -          -          -          -    (1,063)       (1,063)
              ------------------------------------------------------------------

Income
  (loss)before
  income
  taxes        $ 9,064    $ 1,451     $ (761)  $ 16,181  $ (5,011)     $ 20,924
              ==================================================================

Total assets   $42,532    $53,768    $13,889   $290,896  $ 57,328     $ 458,413
              ==================================================================


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Stride     Stride
              Rite       Rite
Three months  Children's Children's Tommy    Other      Unallocated
ended         Group -    Group -    Hilfiger Wholesale  Corporate
June 3, 2005  Retail     Wholesale  Footwear Footwear   & Other     Consolidated
              ------------------------------------------------------------------

Sales         $45,977    $19,491    $ 24,558 $ 72,682          -       $162,708

Intercompany
  sales             -        (25)       (954)  (2,088)         -         (3,067)
              ------------------------------------------------------------------

Net sales to
external
customers     $45,977    $19,466    $ 23,604 $ 70,594          -       $159,641
              ==================================================================
Operating
  income
  (loss)      $ 5,636    $ 1,781    $    556 $ 11,898    $(1,688)      $ 18,183

Interest and
  other,
  net               -          -           -        -        208            208
              ------------------------------------------------------------------

Income
  (loss)
  before
  income
  taxes       $ 5,636    $ 1,781    $    556 $ 11,898   $ (1,480)      $ 18,391
              ==================================================================
Total assets  $38,061    $60,942    $ 23,727 $ 91,656   $114,591       $328,977
              ==================================================================

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the results of the company's reportable segments for the six months ended June 2, 2006 and June 3, 2005:

               Stride     Stride
               Rite       Rite
               Children's Children's Tommy     Other     Unallocated
Six months     Group -    Group -    Hilfiger  Wholesale Corporate
ended          Retail     Wholesale  Footwear  Footwear  & Other    Consolidated
June 2, 2006
              -------------------------------------------------------------

Sales         $ 93,713    $ 39,448   $ 29,516  $221,199         -     $ 383,876

Intercompany
  sales              -         (55)    (1,402)   (4,996)        -        (6,453)
              ------------------------------------------------------------------

Net sales to
  external
  customers   $ 93,713    $ 39,393   $ 28,114  $216,203         -     $ 377,423
              ==================================================================

Operating
  income
  (loss)      $  6,158    $  4,253   $ (1,098) $ 34,110   $(7,113)     $ 36,310

Interest and
  other,
  net                -           -          -         -    (1,887)       (1,887)
              ------------------------------------------------------------------

Income
  (loss)
  before
  income
  taxes       $  6,158    $  4,253   $ (1,098) $ 34,110  $ (9,000)     $ 34,423
              ==================================================================


              Stride      Stride
              Rite        Rite
Six months    Children's  Children's Tommy     Other     Unallocated
ended         Group -     Group -    Hilfiger  Wholesale Corporate
June 3, 2005  Retail      Wholesale  Footwear  Footwear  & Other   Consolidated
              ------------------------------------------------------------------

Sales         $ 81,422    $ 45,078   $ 42,680  $146,734         -     $ 315,914

Intercompany
  sales              -         (51)    (1,795)   (3,836)        -        (5,682)
              ------------------------------------------------------------------

Net sales to
external
customers     $ 81,422    $ 45,027   $ 40,885  $142,898         -     $ 310,232
              ==================================================================

Operating
  income
  (loss)      $  5,102    $  5,819   $   (671) $ 25,330  $ (4,316)    $  31,264

Interest and
  other,
  net                -           -          -         -       370           370
              ------------------------------------------------------------------

Income
  (loss)
  before
  income
  taxes       $  5,102    $  5,819   $   (671) $ 25,330  $ (3,946)      $31,634
              ==================================================================

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Recent Accounting Pronouncements

     In March 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies that a "conditional asset retirement obligation", as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within control of an entity. The interpretation also clarifies that an entity should record the fair value of such a liability when it can be reasonably estimated. The entity shall recognize such a liability as a cumulative change in accounting principle. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005; therefore effective at the Company's 2006 fiscal year end. The Company is currently evaluating the provisions of FIN 47 to determine the impact on our financial position, results of operations, and cash flow.


Note 11 - Subsequent Events

     On June 15, 2006, the Company sold the former Saucony, Inc. headquarters located in Peabody, Massachusetts for $7.5 million, net of costs to sell.

     On June 29, 2006 the Company adopted changes to its defined benefit pension plan and defined contribution plans effective December 31, 2006 and January 31, 2007, respectively. The changes to the plans include (1) stopping the accrual of future benefits in the Company's defined benefit pension plan and fully preserving all retirement benefits that employees will have earned as of December 31, 2006, and (2) redesigning the 401(k) savings plans to significantly improve the Company-funded contribution so that there is a dollar for dollar Company match on up to six percent of salary deferrals starting January 1, 2007.

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

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expect", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters identify forward-looking statements. Investors are cautioned that forward-looking statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 10-Q and 10-K, and include, among others, the following: the possible failure to retain the Tommy Hilfiger footwear license; increased leverage from the financing of our recent acquisition; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company's products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; unseasonable weather; difficulties in implementing, operating and maintaining the Company's complex information systems and controls, including, without limitation, the systems related to the Company's retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company's products; the underperformance or delay of new products; the ability to secure and

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers, the consolidation or restructuring of such customers, including large chain and department stores, which may result in unexpected store closings; the Company's reliance on independent manufacturers in China and potential disruptions in such manufacturing caused by difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China or labor shortages or work stoppages; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

     The risks set forth above are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our annual reports on Form 10-K and our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as the Company files them with the SEC, and to other materials the Company may furnish to the public from time to time through Forms 8-K or otherwise.

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

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting policies and estimates in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2005 for additional information.

     At the beginning of the 2006 fiscal year the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective application transition method, which requires the Company to develop assumptions that are used to estimate the fair value of share-based compensation.

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

     The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data due to both decreasing the option's contractual term from 10 years to 7 years and increasing the vesting period from 3 years to 4 years for options that were granted starting in fiscal year 2005. The risk-free interest rate assumptions were based on the United States Treasury's constant maturity's rate for the term of the expected life of the option on the date the option was granted. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected weighted average life of the option. The assumed dividend yield was based on the Company's expectation of future dividend payouts. The post-vesting forfeiture rate was based on the four year historical average turnover rate for two groups of option eligible employees.

     Developing these assumptions requires significant judgment on the part of the Company and, generally, may involve analyzing all available historical data, considering whether historical data is relevant to predicting future behavior, making appropriate adjustments to historical data for future expectations, supplementing or replacing company-specific historical data with data from other supportable sources and appropriately weighing each of the inputs. These assumptions are evaluated and revised, as necessary, based on changes in market conditions and historical experience.

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

     Please refer to Footnote Number One in Item I, Part I of this Form 10-Q for further information.


Contingencies

     The sales of Tommy Hilfiger branded footwear are a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. In January, 2004, we finalized the terms of the license agreement, which will expire in March 2007. We are currently in negotiations with Tommy Hilfiger Corp. to extend the current contract. Whether our license with Tommy Hilfiger will remain in effect depends in part on our achieving certain minimum sales levels for the licensed products. We expect to meet the minimum sales levels required by the Tommy Hilfiger license agreement or renegotiate the minimum level down. We believe that no provision is currently required for costs related to the potential loss of this license; however, Tommy Hilfiger Corp. has recently been acquired by an unrelated third party. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $25 million and $52 million for the three and six months June 2, 2006. This revenue is included in the Tommy Hilfiger Footwear segment, the Other Wholesale Footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail Division and the Stride Rite Children's Group - Wholesale Division.

Results of Operations

     The following table summarizes the Company's performance for the second quarter of fiscal 2006 as compared to the results for the same period in fiscal
2005:

                                                    Percentage Increase
                                            Second Quarter      Six Months

 Net sales                                        21.6%            21.7%
 Gross profit                                     26.2%            23.7%
 Selling and administrative expenses              28.2%            26.2%
 Operating income                                 20.9%            16.1%
 Income before income taxes                       13.8%             8.8%
 Net income                                       43.7%            26.4%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               Percentage of Net Sales
                                         Second Quarter       Six Months
                                       --------------------------------------
                                         2006      2005     2006      2005
                                       --------------------------------------

 Gross profit                             42.4%     40.8%     41.2%    40.5%
 Selling and administrative expenses      31.1%     29.5%     31.6%    30.5%
 Operating income                         11.3%     11.4%      9.6%    10.1%
 Income before income taxes               10.8%     11.5%      9.1%    10.2%
 Net income                                8.7%      7.4%      6.7%     6.4%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter of 2006 Compared to the Second Quarter of 2005

Net Sales

      The second quarter breakdown of net sales is as follows:
                                                                       Percent
                                                                        Change
                                                                        2006 vs.
                                              2006          2005         2005
                                           ------------  ------------  ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale         $18.3         $19.5      (6.2)%
Stride Rite Children's Group - Retail             55.8          46.0      21.3%
                                           ------------  ------------  ---------
Stride Rite Children's Group                      74.1          65.5      13.1%

Keds                                              34.9          41.7     (16.3)%
Sperry Top-Sider                                  28.5          23.1      23.4%
Stride Rite International                         19.2           7.9     143.0%
Saucony                                           25.6             -       n/a
                                           ------------  ------------  ---------
Other Wholesale Footwear                         108.2          72.7      48.8%

Tommy Hilfiger Footwear                           14.6          24.6     (40.7)%

Elimination of intercompany sales                (2.9)          (3.2)      n/a
                                           ------------  ------------  ---------

Total net sales                                 $194.0        $159.6      21.6%
                                           ============  ============  =========

     During the second quarter of fiscal 2006, consolidated net sales increased $34.4 million to $194.0 million, or 21.6% above the sales level achieved in the second quarter of fiscal 2005. Wholesale net sales increased $24.1 million or 21.3% for the second quarter of 2006, and overall retail sales, including the e-commerce sites, increased $10.3 million or 22.0% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the second quarter were 3.3% higher than the comparable period in 2005. The Company's average first quality wholesale selling price increased 19.9% from the second quarter of 2005 which was primarily due to the addition of Saucony.

     First quality wholesale net sales increased by $24.6 million, or 24.1% above the wholesale net sales level achieved in the second quarter of fiscal 2005. This includes the negative impact of a $1.3 million increase in combined discounts, returns and allowances. Sales of closeout products decreased $700 thousand from the comparable period in the 2005 fiscal year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

     During the second quarter of fiscal 2006, the Company's gross profit of $82.3 million increased $17.1 million or 26.2% above the amount recorded during fiscal 2005's second quarter. The gross profit percentage rate for the fiscal 2006 second quarter increased 1.6 percentage points to 42.4%, versus the 40.8% rate achieved in the prior year's second quarter. The higher gross profit percentage was largely attributable to the significant increase in first quality sales in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.

Operating Costs

     During the second quarter of fiscal 2006, selling and administrative expenses were $60.3 million, an increase of $13.3 million or 28.2% as compared to the second quarter of fiscal 2005. This increase was principally the result of the inclusion of Saucony which added $8.7 million in expenses. Also contributing to the higher expense levels in the second quarter of fiscal 2006 was $2.7 million in added costs associated with the increased number of Stride Rite Children's Group retail stores including Saucony's factory outlet stores. In addition, the second quarter of 2006 included $1.0 million of Saucony integration expenses and $0.8 million of expenses relating to share-based compensation from the adoption of SFAS No. 123(R). As a percent of sales, operating costs were 31.1% in the second quarter of fiscal 2006 compared to 29.5% in the second quarter of fiscal 2005.

Other Income and Taxes

     Investment income related to the Company's cash equivalents and marketable securities was $0.3 million in the second quarter of fiscal 2006, which was down slightly as compared to the similar period in fiscal 2005. Interest expense, which relates to borrowings under the revolving credit agreement, increased by $1.3 million in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 as no borrowings were made during the second quarter of fiscal 2005.

     The provision for income taxes decreased $2.6 million in the second quarter of fiscal 2006 as compared to the similar period in fiscal 2005. This decrease was primarily attributable to the favorable outcome of a state tax audit in the second quarter of fiscal 2006, which resulted in a net tax benefit of $4.2 million. As a result, our effective tax rate was 19.3% in the second quarter of fiscal 2006 as compared to 36.1% in the second quarter of fiscal 2005.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

     Net income for the second quarter of fiscal 2006 was $16.9 million, an increase of $5.1 million, or 43.7% as compared to the same period in the prior year. The higher net sales and resulting gross profit, due to the addition of Saucony, were able to offset the corresponding increases in operating expenses and interest expense. Additionally, a lower tax provision resulting from the reversal of certain prior period reserves for income tax exposures related to the favorable outcome of a state tax audit combined with the other factors and significantly increased net income.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segments Review

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of 2006 Saucony's operations were integrated into the existing operations of the Company. As a result, the Company re-assessed its operating and reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The changes to the Company's segments were as follows: the Stride Rite Children's Group - Retail Division now includes the Saucony factory outlet stores (16 stores as of June 2, 2006); Saucony's international operations are now included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment, and the Saucony domestic footwear division, which includes the Hind unit, is also aggregated into the Other Wholesale Footwear reportable segment.

Stride Rite Children's Group - Retail

     The net sales of the Stride Rite Children's Group - Retail segment increased $9.8 million or 21.3% in the second quarter as compared to the same quarter in the prior year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 8.7% for the second fiscal quarter of 2006. The increase in the comparable stores category was principally attributable to the shift of the annual pre-Easter holiday promotional event into the second quarter of fiscal 2006, as compared to the earlier timing of the event during the first quarter of fiscal 2005. At the end of the second quarter of fiscal 2006, the Stride Rite Children's Group - Retail operated 288 Stride Rite children's shoe stores and outlets. This is a net increase of 29 stores, or 11.2% from the end of the same period in the prior year. In addition Stride Rite Children's Group-Retail operated 16 Saucony outlet stores. Current plans for fiscal 2006 call for the opening of approximately 33 retail stores and the closing of 4 underperforming Saucony outlet stores and 2 underperforming children's shoe stores. During the second quarter of 2006 the Company opened 9 new stores.

     The Stride Rite Children's Group - Retail operating income increased versus last year primarily due to the increased sales brought about by the shift in the pre-Easter sales event out of the first quarter for fiscal 2005 and into the second quarter during fiscal 2006.

Stride Rite Children's Group - Wholesale

     Sales decreased $1.2 million or 6.2% during the second quarter of 2006 as compared to the same quarter last year. This decrease in sales was primarily attributable to a value channel strategy change, certain department store buying pattern shifts, the consolidation of May and Federated department stores, and a decline in smaller independent accounts.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating income for the Stride Rite Children's Group - Wholesale decreased versus the comparable period in the prior year and was impacted by lower sales and a less profitable product mix.

Tommy Hilfiger Footwear, Inc.

     The decrease in sales of Tommy Hilfiger footwear products during the second quarter of fiscal 2006 versus the comparable period in the prior year was based on declines in all retail channels. A similar decline is expected for the second half of the 2006 fiscal year.

     The increase of the Tommy Hilfiger operating loss versus the comparable period in the prior year was primarily attributable to the decrease in net sales. The impact from the decrease in net sales was partially offset by reductions in operating expenses in the second quarter of fiscal 2006 as compared to the same period last year.

Other Wholesale Footwear

     The overall increase in net sales versus last year of the Other Wholesale Footwear segment was primarily attributable to the addition of Saucony as well as increased sales of Sperry Top-Sider and Stride Rite International which now includes the foreign distribution of Saucony products. This overall increase was partially offset by a decrease in Keds sales.

     Saucony's domestic sales added $25.6 million of net sales in the second quarter of 2006. Saucony's net sales are meeting the Company's expectations on the continued strength of the technical running products and growth in the specialty run business.

     The Sperry Top-Sider sales increase was largely attributable to continued strong sales of their men's and women's product lines. The significant growth in the Sperry Top-Sider product sales in 2006 resulted from increases in the marine and family shoe retail channels. This trend is expected to continue in the second half of fiscal 2006.

     The Stride Rite International division's net sales growth in the second quarter of fiscal 2006 was primarily the result of strong sales of Saucony products in Europe. In addition, Tommy Hilfiger sales increased in Canada and Latin America, Keds sales increased in Canada and Sperry Top-Sider's sales also increased in Europe.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Keds sales decline in the second quarter of fiscal 2006 versus the same period last year was partially due to weaker retail channel performance from the Champion and Microstretch product lines. The stronger sell-in to the specialty premier retail channel based on the more youthful silhouette strategy was not able to offset these sales declines. The consolidation of May Company into Federated Department Stores also negatively impacted Keds sales in the quarter and is expected to continue to do so for the remainder of the fiscal year.

     The increased operating income versus the comparable period in the prior year in this segment was primarily the result of the addition of Saucony and the increase in sales of Stride Rite International and Sperry Top-Sider which offset the weaker Keds results.

First Six Months of 2006 Compared to the First Six Months of 2005

Net Sales

      The first six months breakdown of net sales is as follows:
                                                                       Percent
                                                                        Change
                                                                        2006 vs.
                                              2006          2005         2005
                                           ------------  ------------  ----------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale        $ 39.5        $ 45.1     (12.4)%
Stride Rite Children's Group - Retail             93.7          81.4      15.1%
                                           ------------  ------------  ---------
Stride Rite Children's Group                     133.2         126.5       5.2%

Keds                                              76.9          87.5     (12.1)%
Sperry Top-Sider                                  52.1          42.5      22.6%
Stride Rite International                         42.0          16.7     151.5%
Saucony                                           50.2             -       n/a
                                           ------------  ------------  ---------
Other Wholesale Footwear                         221.2         146.7      50.8%

Tommy Hilfiger Footwear                           29.5          42.7     (30.9)%

Elimination of intercompany sales                 (6.5)         (5.7)      n/a
                                           ------------  ------------  ---------

Total net sales                                $ 377.4       $ 310.2      21.7%
                                           ============  ============  =========

     During the first six months of fiscal 2006, consolidated net sales increased $67.2 million to $377.4 million, or 21.7% above the sales level achieved in the first six months of fiscal 2005. Wholesale net sales increased $54.3 million or 23.9% for the first six months of 2006, and overall retail sales, including the e-commerce sites, increased $12.9 million or 15.5% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the first six months were 10.6% higher than the comparable period in 2005 and the Company's average first quality wholesale selling price increased 12.7% from the first six months of 2005. The addition of Saucony was largely responsible for these increases.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     First quality wholesale net sales increased by $53.3 million, or 25.3% above the wholesale net sales level achieved in the first six months of fiscal 2005. This includes the negative impact of a $2.7 million increase in combined discounts, returns and allowances. Sales of closeout products increased $1.7 million from the comparable period in the 2005 fiscal year.

Gross Profit

     During the first six months of fiscal 2006, the Company's gross profit of $155.5 million increased $29.8 million or 23.7% above the amount recorded during the first six months of fiscal 2005. The gross profit percentage rate for the first six months of fiscal 2006 improved 0.7 percentage points to 41.2%, versus the 40.5% rate achieved in the same period in the prior fiscal year. The gross profit percentage was adversely affected by the additional first quarter pre-tax expense of $2.6 million relating to the flow through of the remaining purchase accounting inventory write-up to fair value that was recorded as part of the Saucony acquisition. The effect of this item on the gross profit percentage was offset by significantly higher first quality sales in the first six months of fiscal 2006.

Operating Costs

     During the first six months of fiscal 2006, selling and administrative expenses were $119.2 million, an increase of $24.7 million or 26.2% as compared to the first six months of fiscal 2005. This increase was principally the result of the inclusion of Saucony which added $17.1 million in expenses. Also contributing to the higher expense levels in the first six months of fiscal 2006 was the $5.2 million in added costs associated with the increased number of Stride Rite Children's Group retail stores which includes Saucony's factory outlet stores. In addition, the first six months of fiscal 2006 included $2.2 million of Saucony integration expenses and $1.6 million of expenses relating to share-based compensation upon adoption of SFAS No. 123(R). As a percent of sales, operating costs were 31.6% in the first six months of fiscal 2006 compared to 30.5% in the first six months of fiscal 2005.

Other Income and Taxes

     Investment income related to the Company's cash equivalents and marketable securities was $0.8 million in the first six months of fiscal 2006, which was increased $0.1 million versus the same period in fiscal 2005. Interest expense, which relates to borrowings under the revolving credit agreement, increased by $2.4 million in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 as no borrowings were made during the first six months of fiscal 2005.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for income taxes decreased $2.5 million in the first six months of fiscal 2006 as compared to the same period in fiscal 2005. This decrease was primarily attributable to the favorable outcome of a state tax audit in the second quarter of fiscal 2006 which resulted in a net tax benefit of $4.2 million. Our effective tax rate was 26.9% in the first six months of fiscal 2006 as compared to 37.1% in the first six months of fiscal 2005.

Net Income

     Net income for the first six months of fiscal 2006 was $25.2 million, an increase of $5.3 million, or 26.4% as compared to the same period in the prior fiscal year. The higher net sales and resulting gross profit, due to the addition of Saucony, were able to offset the corresponding increases in operating expenses and interest expense. Also contributing to the increase was a lower tax provision resulting from the second quarter reversal of certain prior period reserves for income tax exposures that are no longer required based on the favorable outcome of a state tax audit.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segments Review

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of 2006 Saucony's operations were integrated into the existing operations of the Company. As a result, during the first quarter of fiscal 2006, the Company re-assessed its operating and reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The changes to the Company's segments were as follows: the Stride Rite Children's Group - Retail Division includes the Saucony factory outlet stores (16 stores as of June 2, 2006); Saucony's international operations are included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment and the Saucony domestic footwear division, which includes the Hind unit, is aggregated into the Other Wholesale Footwear reportable segment.

Stride Rite Children's Group - Retail

     The net sales of the Stride Rite Children's Group - Retail division increased $12.3 million or 15.1% in the first six months as compared to the same period in the prior fiscal year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 3.4% for the first six months of fiscal 2006. We expect continued sales increases at comparable Children's Group retail stores for the second half of fiscal 2006. At the end of the first six months of fiscal 2006, the Stride Rite Children's Group
- Retail operated 288 Stride Rite children's shoe stores and outlets. This is a net increase of 29 stores, or 11.2% from the end of the same period in the prior year. In addition Stride Rite Children's Group - Retail operated 16 Saucony outlet stores. Current plans for fiscal 2006 call for the opening of approximately 33 retail stores and the closing of 4 underperforming Saucony outlet stores and 2 underperforming children's shoe stores. During the first six months of 2006 the Company opened 17 new stores and closed 3 underperforming Saucony outlet store locations.

     The Stride Rite Children's Group - Retail operating income increased primarily due to increased net sales and decreased operating expenses.

Stride Rite Children's Group - Wholesale

     Sales decreased $5.6 million or 12.4% during the first six months of 2006 as compared to the same quarter last year. The decrease in the net sales for the first six months of fiscal 2006 were affected by changes in the product flow of certain department stores, value channel buying patterns and a decline in smaller independent accounts. We expect sales in the second half of fiscal 2006 to be flat to down slightly based on these trends.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Stride Rite Children's Group - Wholesale operating income decline versus the prior year was primarily related to the impact of the lower sales in the first six months of fiscal 2006 compared to the same period in fiscal 2005 combining with a lower gross profit rate due to a shift in product mix.

Tommy Hilfiger Footwear, Inc.

     The decrease in sales of Tommy Hilfiger footwear products during the first six months of fiscal 2006 was across all retail channels. A similar decline is expected for the second half of fiscal 2006.

     The increase of the Tommy Hilfiger operating loss versus prior year was primarily attributable to the decrease in net sales. The impact of the operating loss was partially offset by decreased operating expenses in the first six months of fiscal 2006 as compared to the same period in the prior fiscal year.

Other Wholesale Footwear

     The overall increase in net sales of the Other Wholesale Footwear segment was primarily attributable to the addition of Saucony as well as increased sales of Sperry Top-Sider and Stride Rite International which now includes the foreign distribution of Saucony products. This overall increase was partially offset by a decrease in Keds sales.

     Saucony's domestic sales added $ 50.2 million to net sales and is meeting the Company's expectations on the continued strength of the technical running products and growth in the specialty run business.

     The Sperry Top-Sider increase was largely attributable to strong sales of the men's and women's product lines, particularly in the marine and family shoe channels.

     The Stride Rite International division's net sales growth in the first six months of fiscal 2006 was primarily the result of strong sales of Saucony products in Canada. In addition, Tommy Hilfiger sales increased in Canada and Latin America, Keds sales increased in Canada, and Sperry Top-Sider's sales also increased in Europe.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Keds sales decline during the first six months of fiscal 2006 versus the same period last year was partially attributable to a decrease in the department store and value sales channels. The consolidation of May Company into Federated Department Stores has negatively impacted Keds sales in the first six months and is expected to continue to do so for the remainder of the fiscal year. These decreases were partially offset by stronger sell-in to the specialty premium retail channel.

     The increased operating income versus prior year in this segment was primarily the result of the addition of Saucony and the increase in sales of Stride Rite International and Sperry Top-Sider. The increase was somewhat offset by a lower gross profit performance of Saucony in the first quarter of 2006 resulting from the flow through of the remaining purchase accounting write-up of acquired inventory to fair value.

Liquidity and Capital Resources

     At the end of the second fiscal quarter of 2006, our balance sheet reflected a current ratio of 4.4 to 1.0 with $68.0 million in long term debt. Our cash, cash equivalents and marketable securities totaled $23.3 million at June 2, 2006, a decrease of $47.0 million from the total cash, cash equivalents and marketable securities of $70.3 million at the end of the second quarter of fiscal 2005. The decrease in our cash balance, versus the comparable quarter last year, is primarily attributable to funding a portion of the Saucony acquisition which was completed in September 2005.

     The Company's seasonal cash flow patterns typically require the use of cash during the first and second quarters of our fiscal year. During the first six months of fiscal 2006, the Company used $1.8 million of cash to fund operations as compared to $13.8 million to fund operations in the first six months of fiscal 2005. Inventory levels at the end of the first six months of fiscal 2005 increased $24.6 million, or 25.0% from the levels recorded at the end of the prior year's second quarter. The increase in inventory related primarily to the addition of Saucony product. Accounts receivable at June 2, 2006 were $23.0 million or 31.5% higher than the amount at the end of last year's second quarter which was primarily due to the addition of Saucony and higher sales in the last month of the fiscal quarter. Days sales outstanding ("DSO"), which measures the length of the collection period for accounts receivable, was 42 days at the end of the second fiscal quarter of 2006 which was flat when compared to the DSO of 42 days at the end of the same period last year. Accounts payable, at the end of the second quarter of fiscal 2006, increased $17.4 million from the level recorded at the end of the prior year's second quarter. The increase was primarily due to the addition of Saucony. During the second fiscal quarter of 2006, the Company did not contribute to its defined benefit pension plan and, at this time, the Company does not plan to make any contributions to its defined benefit pension plan during the remainder of the 2006 fiscal year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Additions to property and equipment totaled $9.4 million in the first six months of fiscal 2006, an increase compared to the $3.9 million in the first six months of fiscal 2005. The increase in capital purchases compared to the same period in fiscal 2005 related primarily to the continued retail expansion efforts during the second fiscal quarter of 2006 and the renovation of our corporate headquarters. Funding of our capital expenditures was provided by operations and our revolving credit facility.

     At the end of the second quarter of fiscal 2006, there was $68.0 million outstanding under the Company's $275.0 million revolving credit facility of which $200.0 million is currently committed. The facility was entered into in September 2005 as part of the Saucony acquisition and to also provide funds for working capital and general corporate purposes. As of June 2, 2006, letters of credit totaling $42.7 million were outstanding for the purchase of inventories. The issuance of letters of credit for inventory purchases does not impact the Company's borrowing capacity under the revolving line of credit because these letters of credit are supported by other uncommitted lines of credit. All letters of credit generally expire within one year.

     During the first six months of fiscal 2006 we returned $10.7 million to shareholders through share repurchases and cash dividends. We spent $6.3 million to repurchase 448,300 common shares under our share repurchase program. As of June 2, 2006 we have approximately 3.5 million shares remaining on our share repurchase authorization.

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

     On June 16, 2006, the Company sold the former Saucony, Inc. headquarters facility located in Peabody, Massachusetts for $7.5 million, net of costs to sell.

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 2, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Our repurchases of equity securities for the second quarter of fiscal 2006 were as follows:
                                                            Total
                                                            Number of  Maximum
                                                            Shares     Number
                                                            Purchased  of Shares
                                        Total      Average  As Part    that May
                                        Number     Price    of         Yet Be
                                        Of         Paid     Publicly   Purchased
                                        Shares     Per      Announced  Under the
Period                                  Purchased  Share    Plan       Plan
-----------------------------------------------------------------------------------

March 4, 2006 - March 31, 2006                -        -          -   3,798,494

April 1, 2006 - May 5, 2006             100,700   $14.19    100,700   3,697,794

May 6, 2006 - June 2, 2006              239,100   $13.89    239,100   3,458,694


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on April 6, 2006. The three directors nominated by the Company's Board of Directors were elected by the vote set forth below:

                                                        Votes
                                            ------------------------------
              Name of Director              For           Withheld
              --------------------------    ------------------------------
              David M. Chamberlain          29,879,795    3,893,013
              Shira D. Goodman              30,125,650    3,647,158
              Myles J. Slosberg             28,223,884    5,548,924

     The Company's other directors, whose term of office continues after the 2006 stockholders' meeting, are as follows:

                           Christine M. Cournoyer
                           F. Lance Isham
                           Edward L. Larsen
                           James F. Orr III
                           Frank R. Mori

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

     The Company's shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as auditors of the Company for the 2006 fiscal year by the vote set forth below:

                        Votes
             -----------------------------------------------
                 For           Against       Abstentions
                 ---           -------       -----------
             29,892,146       3,852,745         27,917

                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS

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

                                       THE STRIDE RITE CORPORATION
                                       ---------------------------
                                      (Registrant)



Date:  July 7, 2006                    By:  /s/ Frank A. Caruso
       -------------------                  --------------------------
                                            Frank A. Caruso
                                            Chief Financial Officer