Form 10-Q
period 2006-09-01
STRIDE RITE CORP
filed 2006-10-10
CIK 94887

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

For the quarterly period ended September 1, 2006

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

           Massachusetts                                   04-1399290
           -------------                                   ----------
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

          Yes( )          No (X)

As of date September 30, 2006, 36,095,427 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                 September 1,                     September 2,
                                     2006          December 2,        2005
                                 (Unaudited)         2005         (Unaudited)
                                -------------    -------------  --------------

  Assets

  Current Assets:
     Cash and cash
       equivalents                  $24,346          $33,094         $92,281

     Accounts and notes
       receivable, net               91,967           63,368          70,440

     Inventories                    118,463          116,095          86,171

     Deferred income taxes           13,748           14,211          16,363

     Other current assets             7,462           25,918           7,067
                                    -------          -------         -------

     Total current assets           255,986          252,686         272,322

  Property and equipment, net        52,253           51,367          50,964

  Goodwill                           56,893           56,729             908

  Trademarks and other
       intangibles                   58,590           58,590           1,690

  Other assets, net                  17,354           19,482          11,441
                                    -------          -------         -------

     Total assets                  $441,076         $438,854        $337,325
                                   ========         ========        ========















          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                    Sept. 1,                           Sept. 2,
                                      2006          December 2,         2005
                                  (Unaudited)          2005         (Unaudited)
                                ---------------  --------------  ---------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                   $21,961         $24,186       $12,843
     Income taxes payable                 1,126          12,845        19,135
     Accrued expenses and other
       liabilities                       30,802          35,991        23,553
                                         ------          ------     ---------
     Total current liabilities           53,889          73,022        55,531

  Long term debt                         55,000          60,000             -
  Deferred income taxes                  23,156          23,980           303
  Pension obligation and other
       long-term liabilities             16,812          15,174        12,867

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                -                  -             -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued and
       outstanding -
        36,087,552 on
        September 1, 2006,
        36,499,403 on
        December 2, 2005 and
        36,247,259 on
        September 2, 2005                 9,022           9,125          9,062

     Capital in excess of par
       value                             21,771          18,434          9,212

    Retained earnings                   268,924         248,586        259,372
    Accumulated other
        comprehensive loss               (7,498)         (9,467)         (9,022)
                                        -------         -------        --------

     Total stockholders' equity         292,219         266,678        268,624
                                        -------         -------        -------

     Total liabilities and
       stockholders' equity            $441,076        $438,854       $337,325
                                       ========        ========       ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        For the periods ended September 1, 2006 and 2005September 2, 2005
                    (In thousands, except for per share data)

                          Three Months Ended            Nine Months Ended
                      ---------------------------   ---------------------------

                      Sept. 1,       Sept. 2,       Sept. 1,       Sept. 2,
                        2006           2005           2006           2005
                    -------------  ------------   ------------  -------------

Net sales             $177,521       $146,237       $554,944      $456,469

Cost of sales          103,656         88,047        325,568       272,536
                      --------       --------       --------      --------

Gross profit            73,865         58,190        229,376       183,933

Selling and
  administrative
  expenses              58,901         47,136        178,102       141,615
                      --------       --------       --------      --------

Operating income        14,964         11,054         51,274        42,318


Investment income          474            441          1,294         1,120
Interest expense        (1,077)           (84)        (3,628)         (255)
Other (expense)
income                     (80)           338           (236)          200
                      ---------      --------       ---------     --------
                          (683)           695         (2,570)        1,065

Income before
  income taxes          14,281         11,749         48,704        43,383

Provision for
  income taxes           5,797          4,034         15,042        15,755
                      --------       --------       --------      --------

Net income              $8,484         $7,715        $33,662       $27,628
                      ========       ========       ========      ========

Net income per
  common share:
   Diluted              $  .23         $  .21        $   .90       $   .74
                      ========       ========       ========      ========
   Basic                $  .23         $  .21        $   .92       $   .76
                      ========       ========       ========      ========

Dividends per
  common share          $  .06         $  .06        $   .18       $   .17
                      ========       ========       ========      ========

Average common
  shares used in
  per share
  computations:
   Diluted              37,138         37,396         37,458        37,188
                      ========       ========       ========      ========
   Basic                36,261         36,292         36,504        36,158
                      ========       ========       ========      ========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        For the nine months ended September 1, 2006 and September 2, 2005
                                 (In thousands)
                                                        2006             2005
                                                    --------------   -------------
Cash flows from operating activities:
   Net income                                         $33,662          $27,628
   Adjustments to reconcile net income to net
     cash used  by operating activities:
   Depreciation and amortization                       11,411            9,481
   Deferred income taxes                                 (485)          (3,425)
   Compensation expense related to stock plans          2,199              568
   Gain related to long-term investments                    -              (61)
   Loss on disposals of property and equipment            436              152
   Changes in:
      Accounts and notes receivable                   (28,206)         (22,649)
      Inventories                                      (1,727)           1,633
      Other current assets                             10,344            8,307
      Other current liabilities                       (16,605)          (3,102)
      Other long-term assets                            1,939           (2,167)
      Other long-term liabilities                       1,579              (25)
   Contribution to pension plan                             -           (3,000)
                                                    ---------        ---------
      Net cash provided by operating activities        14,547           13,340
                                                    ---------        ---------

Cash flows from investing activities:
   Additions to property and equipment                (12,692)          (6,351)
   Purchase of minority interest in Saucony
     Canada, Inc.                                        (853)               -
   Investments in marketable securities
     available for sale                                     -          (29,325)
   Proceeds from sale of asset held for sale            7,504                -
   Proceeds from sale of marketable securities
     available for sale                                     -          100,175
   Distributions from long-term investments                 -               61
                                                    ---------        ---------
      Net cash (used in) provided from
        investing activities                           (6,041)          64,560
                                                    ----------       ---------

Cash flows from financing activities:
   Borrowings under revolving credit facility         107,300                -
   Payments under revolving credit facility          (112,300)               -
   Proceeds from sale of stock under stock plans        3,261            7,628
   Tax benefit in connection with exercise of
     stock options                                        740                 -
   Cash dividends paid                                 (6,590)          (5,772)
   Repurchase of common stock                         (10,850)          (7,771)
                                                    ----------       ----------
      Net cash used in financing activities           (18,439)          (5,915)
                                                    ----------       ----------

Effect of exchange rate changes on cash and
      cash equivalents                                  1,185              291
                                                    ---------        ---------

Net (decrease) increase in cash and cash
     equivalents                                       (8,748)          72,276

Cash and cash equivalents at beginning of the
     period                                            33,094           20,005
                                                    ---------        ---------

Cash and cash equivalents at end of the period        $24,346          $92,281
                                                    =========        =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended September 1, 2006 and
September 2, 2005 is unaudited, however, such information includes all adjustments (including only and all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended September 1, 2006 and September 2, 2005 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company previously filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 2, 2005 on Form 10-K, which included all information and footnotes necessary for such presentation.

     Certain reclassifications have been made to the condensed consolidated balance sheet at September 2, 2005 to conform with current period and 2005 year end presentation.

     Effective July 1, 2004, new capitalization rules under the Massachusetts Business Corporation Act, Chapter 156D provided that shares reacquired by a company become authorized but unissued shares; effectively eliminating the concept of treasury stock. The Company has reflected this change in the accompanying consolidated balance sheet as of September 2, 2005.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company's significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable; sales returns allowances; markdowns (which reduce revenues); inventory valuation; income taxes; assumptions related to the defined benefit pension plan; assumptions used in the calculation of share-based compensation costs; assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ materially from those estimates.

Stock Purchase and Option Plans

     During 2002, the Company's stockholders approved The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan (the "ESPP"). Amending the ESPP, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the plan, participating associates are able to authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. Effective at the commencement of the January 1, 2006 withholding period, the ESPP shortened its withholding periods to three months, increased the purchase price from 85% of the market value to 95% of the market value and eliminated the look-back provision to the start of the withholding period. Prior to the January 1, 2006 withholding period, associates could purchase shares at the lesser of 85% of the market value of the Company's common stock on either their entry date into the Plan or the last day of the payment period. During the first nine months ended September 1, 2006, a total of 76,054 shares were issued under the Plan for an aggregate amount of $935,911. At September 1, 2006, a total of 5,936,212 shares had been purchased under the Plan since inception and 203,788 shares were available for purchase by participating associates.

     During 1998, the Company's stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director's Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During 2003, the Company's stockholders approved an amendment to the 1998 Director's Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company's common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

one-half in shares of common stock and one-half in cash at the election of each director. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company's Deferred Compensation Plan for Directors. At September 1, 2006, the issuance of 130,742 shares has been deferred by participating directors. At September 1, 2006, 132,283 options were available to grant under the 1998 Director's Plan.

     During 2004, the Company's stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company's common stock may be granted to officers and other key associates. At June 2, 2006, 1,710,068 options were available to grant under the 2001 plan. The option price of the shares may not be less than the fair market value of the Company's common stock at the date of grant. Options issued under the Plan prior to fiscal 2005 generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Options issued since the beginning of the 2005 fiscal year generally vest over a four-year period and expire seven years following the date of grant. Stock awards, which are limited to 1,000,000 shares in the Plan, generally vest over a four-year period.

     A summary of the activity in share based compensation with respect to all plans for the nine months ended September 1, 2006 are as follows:

                                             Number of
                                            Options and
                                            Restricted          Weighted Average
                                              Shares            Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 2, 2005              3,697,847                $ 8.98
Granted                                        974,228                 11.51
Exercised                                     (341,389)                 7.04
Canceled                                       (87,520)                12.23
                                             ----------               ------
Outstanding at September 1, 2006             4,243,166                $ 9.64
                                             =========                ======

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at September 1, 2006:

                                 Weighted
                                 Average      Weighted
      Range of                   Remaining    Average    Aggregate
      Exercise       Number     Contractual   Exercise   Intrinsic
      Prices      Outstanding      Life       Price       Value
      --------    -----------   -----------   --------   ---------

$5.00-$6.88         1,180,854    4.2 years     $ 5.93 $ 9,408,807
$7.38-$11.00        1,080,395    5.9 years       8.53   5,804,247
$11.01-$12.06       1,122,417    6.1 years      11.58   2,604,388
$12.13-$14.95         859,500    6.4 years      13.62     240,660
                    ---------    ---------     ------ -----------
                    4,243,166    5.6 years     $ 9.64 $18,058,102
                    =========    =========     ====== ===========


     The following table summarizes information about stock options exercisable at September 1, 2006:

                                Weighted
                                Average       Weighted
     Range of                   Remaining     Average    Aggregate
     Exercise        Number    Contractual    Exercise   Intrinsic
     Prices       Exercisable      Life        Price      Value
     --------     -----------  -----------    --------   ---------
$5.00-$6.88         1,069,161    4.1 years     $ 6.55 $ 7,856,274
$7.38-$11.00        1,040,229    5.8 years       8.45   5,671,731
$11.01-$12.06         511,140    6.2 years      11.39   1,284,947
$12.13-$14.95          54,600    3.1 years      12.27      88,840
                    ---------    ---------     ------ -----------
                    2,675,130    5.2 years     $ 8.33 $14,901,792
                    =========    =========     ====== ===========


     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective December 3, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of adoption is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123. The grant-date fair value of the awards are generally recognized to expense over the service period. Under the provisions of SFAS 123R, the Company is required to include an estimate of the number of the awards that will be forfeited. Previously, the Company had recognized the impact of forfeitures as they occurred.

     Effective at the commencement of the January 1, 2006 withholding period, the changes made to the ESPP (described earlier in this footnote) resulted in the plan becoming non-compensatory under SFAS No. 123R.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Share-based compensation costs were $639 thousand and $2.2 million for the three and nine months ended September 1, 2006, respectively. The portion of share-based compensation costs included in cost of sales in the accompanying condensed consolidated statements of income for the three months and nine months ended September 1, 2006 was $111 thousand and $339 thousand, respectively. The portion of share-based compensation costs included in selling and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 1, 2006 was $528 thousand and $1.9 million, respectively. The Company did not capitalize any share-based compensation costs as the costs that qualified for capitalization were not material. The related tax benefit of the share-based compensation costs recognized in the three and nine months ended September 1, 2006 was $278 thousand and $928 thousand, respectively.

     Prior to December 3, 2005, the Company had accounted for share-based compensation costs in accordance with APB Opinion No. 25, as permitted by SFAS No. 123. The following table provides the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", through disclosure only for the three and nine months ended September 2, 2005:

                                   Three          Nine
                                   Months        Months
                                   Ended          Ended

                                  Sept. 2,        Sept. 2,
                                    2005            2005
                                 -----------    -----------

Net income, as reported           $7,715        $27,628

Add:  Stock-based employee
compensation expense included
in net income, net of related
tax effects                          146            393

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects
                                    (671)        (1,813)

Pro forma net income              $7,190        $26,208
                                 =======        =======

Earnings per share:
   Basic - as reported            $  .21        $   .76
                                 =======        =======
   Basic - pro forma              $  .20        $   .72
                                 =======        =======

   Diluted - as reported          $  .21        $   .74
                                 =======        =======
   Diluted - pro forma            $  .19        $   .70
                                 =======        =======

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average grant date fair value used in the calculation of share-based compensation costs in the accompanying condensed consolidated statements of income for the nine months ended September 1, 2006 and the pro forma net income and earnings per share information presented above has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions and the resulting weighted average fair value:



                                       Nine Months Ended
                                       -----------------
                                        Sept. 1,   Sept. 2,
                                          2006       2005
                                          ----       ----

Risk-free interest rate                    4.36%     3.47%
Dividend yield                              1.8%      1.7%
Volatility factor                          30.6%     35.0%
Weighted average
   expected life of options (years)          4.8       4.9
Weighted average grant date fair
    value of options                       $3.88     $3.35

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

     Total unrecognized share-based compensation costs related to non-vested stock options was approximately $5.4 million as of September 1, 2006 which related to approximately 1.9 million shares with a per share weighted value of $2.85. This unrecognized cost is expected to be recognized over a weighted average period of approximately 3.0 years. The intrinsic value of options exercised during the three and nine months ended September 1, 2006 was approximately $78 thousand and $1.8 million, respectively.

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

     The following is a reconciliation of the basic and diluted earnings per share computations based on the number of shares used in the calculations:

                                        Three Months             Nine Months
                                            Ended                   Ended
                                   -----------------------  --------------------
                                    Sept.1,      Sept.2,     Sept.1,    Sept.2,
                                      2006         2005        2006       2005
                                   -----------  ----------  ---------  ---------
                                     (In thousands, except for per share data)
Net income                             $8,484       $7,715    $33,662    $27,628


Weighted average common shares
outstanding (basic)                    36,261       36,292     36,504     36,158

Dilutive effect of stock options          877        1,104        954      1,030
                                       ------       ------     ------     ------

Weighted average common shares
  outstanding (diluted)                37,138       37,396     37,458     37,188
                                       ======       ======     ======     ======

Earnings per common share:
   Basic                                 $.23         $.21       $.92       $.76
                                       ======       ======     ======     ======

   Diluted                               $.23         $.21       $.90       $.74
                                       ======       ======     ======     ======


     The following weighted shares have been excluded in the computation of diluted earnings per share because the weighted shares are anti-dilutive:

                                                                  First Nine
                                          Third Quarter             Months
                                        -------------------  ------------------
                                           2006       2005      2006      2005
                                        --------  ---------  --------  --------
                                                    (In thousands)
Options to purchase shares of common
  stock                                   1,399          -     1,238         4


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

      Comprehensive income is as follows:

                                        Three Months             Nine Months
                                           Ended                    Ended
                                   -----------------------  --------------------
                                   Sept. 2,      Sept. 1,   Sept. 2,    Sept. 1,
                                     2005          2006       2005        2006
                                   ----------  -----------  ----------  --------
                                                   (In thousands)
Net income                          $7,715      $8,484      $27,628     $33,662

Other comprehensive income:
Foreign currency translation
adjustments                            201          89          376       1,969
                                   -------     -------      --- ---     -------

Total comprehensive income          $7,916      $8,573      $28,004     $35,631
                                   =======     =======      =======     =======


     Components  of  accumulated  other   comprehensive   loss  consist  of  the
following:

                                    Sept. 1,         December 2,       Sept. 2,
                                      2006               2005            2005
                                 ---------------  ----------------  ------------
                                                  (In thousands)
Foreign currency  translation
   adjustments                    $ 1,916             $   (53)         $   211
Minimum pension liability
   adjustments, net of taxes       (9,414)             (9,414)          (9,233)
                                 ---------            --------         ---------
Accumulated other
   comprehensive loss             $(7,498)            $(9,467)         $(9,022)
                                 =========            ========         =========


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

     Adjustments to the estimates and assumptions used in the preliminary purchase price result in an offsetting adjustment to acquired goodwill in the year following the acquisition. The adjustment to the acquisition-related severance accrual results from reductions based on fewer involuntary terminations and modifications to the original estimates based on actual-severance payments.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Details of the acquisition related accruals are as follows:

                                              Acquisition    Acquisition
                                                Related        Related
(In thousands)                                 Severance      Exit Costs
-------------------------------------------   -------------  -------------
Balance at June 2, 2006                           $  189           $361
Utilization                                         (182)          (192)
Adjustments                                           (7)             -
Foreign currency translation impact                    -              -
                                                  ------           ----
Balance at September 1, 2006                      $    -           $169
                                                  ======           ====

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

                                        Pro forma             Pro forma
                                        ---------             ---------
                                   Three Months Ended     Nine Months Ended
                                     Sept. 2, 3005          Sept. 2, 2005
              In thousands             (Unaudited)            (Unaudited)
              ----------------------------------------------------------------
              Revenue                     $186,403              $571,667

              Operating Income              13,865                49,925

              Net income                  $  8,796              $ 27,336
                                          ========              ========

              Earnings per
              common share:
              Basic                       $   0.24              $   0.76
                                          ========              ========
              Diluted                     $   0.24              $   0.74
                                          ========              ========

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma information was prepared by combining Saucony, Inc.'s unaudited condensed consolidated statements of income for the thirteen and thirty-nine weeks ended July 1, 2005 and the Company's unaudited condensed consolidated statements of income for the three and nine months ended September 2, 2005. For the purposes of presenting comparable pro forma results, the unaudited condensed consolidated statement of income for the thirty-nine weeks ended July 1, 2005 was created by combining the unaudited statement of income for the twenty-six weeks ending July 1, 2005 to the unaudited statement of income for the thirteen weeks ended December 31, 2004. Included in the unaudited statement of income for the thirteen weeks ending December 31, 2004 were net sales of $33.1 million, gross profit of $13.5 million, and a net loss of $316 thousand. Pro forma adjustments have been made to reflect the amortization expense relating to the finite life intangible assets, the changes in depreciation and amortization expense resulting from the fair value adjustments to the net tangible assets, and interest expense relating to acquisition-related debt.

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

     During the three and nine months ended September 1, 2006, borrowings under this Credit Agreement averaged $64.2 million and $76.8 million, respectively, with a maximum amount outstanding of $101.0 million. The weighted average interest rate on these borrowings during the three and nine months ended September 1, 2006 was 6.6% and 6.1%, respectively. On September 1, 2006, $55 million was outstanding under the revolver. Cash interest payments were $1.1 million and $3.5 million, respectively, in the three months and nine months ended September 1, 2006. There were no borrowings outstanding at any time during the third quarter of the prior fiscal year. The Company was in compliance with its covenants as of September 1, 2006.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Benefit Plans

     The following table summarizes the components of net periodic benefit cost for the Company:

                                     Three Months Ended     Six Months Ended
                                   ---------------------  ---------------------
                                      Sept.1,    Sept.2,    Sept.1,    Sept.2,
                                       2006        2005       2006       2005
                                     ----------  ---------  ---------  ----------
                                                   (In thousands)
Service cost                              $570     $506       $1,710   $1,566
Interest cost                            1,029      943        3,087    2,853
Expected return on assets              (1,143)   (1,117)     (3,429)   (3,357)
Net loss recognized                        510      476        1,530    1,486
Amortization of prior services cost          3        4            8       14
                                       -------   -------     -------   ------

Net periodic benefit cost                 $969     $812       $2,906   $2,562
                                       =======   =======     =======   ======

     During the first nine months of fiscal 2006, no contributions were made to the Company's defined benefit pension plan. At this time, the Company does not plan on making any contributions to its defined benefit pension plan during the 2006 fiscal year.

Note 7 - Contingencies

     The sale of Tommy Hilfiger branded footwear is a significant portion of the Company's business. The Tommy Hilfiger footwear sales are contingent on the Company's licensing agreement with Tommy Hilfiger Licensing, Inc. In July 2006, the Company amended the terms of the current license agreement, which extended the term of the agreement to expire in March 2008. Whether the Company's license with Tommy Hilfiger will remain in effect depends in part on the Company achieving certain minimum sales levels for the licensed products. The Company continues to expect to meet the minimum sales levels required by the Tommy Hilfiger license agreement. The Company believes that no provision is currently required for costs related to the potential loss of this license. If the Tommy Hilfiger license is lost, the Company's business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $21 million and $73 million for the three and nine months ended September 1, 2006. This revenue is included in the Tommy Hilfiger Footwear segment, the Other Wholesale Footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail Division, and the Stride Rite Children's Group - Wholesale Division.

     In December of 2004, Saucony, Inc. recorded a charge to address environmental conditions at a Saucony owned distribution facility. The facility and the related liability were acquired by the Company as part of the Saucony acquisition in September 2005. The liability as of September 1, 2006 is $1,868,000 and is included as in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet. The original estimated costs ranged from $1,242,000 to $4,621,000. The Company's management determined that the liability was fairly stated upon acquisition. The assessment of the liability and the associated costs are an estimate based

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. During the third quarter of the fiscal 2006, there were $39 thousand of expenses charged against the reserve.

Note 8 - Income Taxes

     During the second quarter of fiscal 2006, a state tax audit was concluded for which the Company had established reserves in prior periods. The outcome of the tax audit was favorable and resulted in a net tax benefit of $4.2 million of prior period tax reserve reversals. The reversals positively impacted the effective income tax rate for the nine months ended September 1, 2006 by 8.5%.

Note 9 - Operating Segments and Related Information

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of fiscal 2006, a portion of Saucony's operations were integrated into existing operating segments of the Company. As a result, the Company re-assessed its reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     The changes, which occurred during the first quarter of fiscal 2006, to the Company's reportable segments are as follows: the Stride Rite Children's Group - Retail Division includes the Saucony factory outlet stores (15 stores as of September 1, 2006); Saucony's international operations are now included in the Stride Rite International division which is aggregated in the Other Wholesale Footwear reportable segment; Saucony's domestic footwear division, which includes the Hind unit, is now aggregated in the Other Wholesale Footwear reportable segment.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the adoption of SFAS No. 123R at the beginning of fiscal 2006, stock-based compensation costs of $0.6 million and $2.2 million are included in the operating loss of the Unallocated Corporate and Other segment for the three and nine months ended September 1, 2006, respectively. See Note 1 for further information.

     The following table summarizes the results of the Company's reportable segments for the three months ended September 1, 2006 and September 2, 2005 and identifiable assets as of September 1, 2006 and September 2, 2005:

              Stride      Stride
              Rite        Rite
Three months  Children's  Children's  Tommy     Other     Unallocated
ended Sept.   Group -     Group -     Hilfiger  Wholesale Corporate
1, 2006       Retail      Wholesale   Footwear  Footwear   & Other  Consolidated
              -------------------------------------------------------------

Sales          $56,545    $27,311     $11,565   $86,465         -   $181,886

Intercompany
sales                -        (43)       (818)   (3,504)        -     (4,365)

Net sales to
external
customers      $56,545    $27,268     $10,747   $82,961         -   $177,521
              ==============================================================
Operating
income
  (loss)        $6,097     $5,654       $(599)   $6,380   $(2,568)   $14,964

Interest and
other,
net                  -          -           -         -      (683)      (683)
              ---------------------------------------------------------------

Income
(loss)before
income
taxes           $6,097     $5,654       $(599)   $6,380   $(3,251)   $14,281
              ==============================================================

Total assets   $46,574    $59,550     $14,530  $269,920   $50,502   $441,076
              ==============================================================


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Stride      Stride
              Rite        Rite
Three months  Children's  Children's  Tommy     Other     Unallocated
ended Sept.   Group -     Group -     Hilfiger  Wholesale Corporate
2, 2005       Retail      Wholesale   Footwear  Footwear   & Other  Consolidated
              -------------------------------------------------------------

Sales         $48,193     $29,169     $18,186   $53,511         -   $149,059

Intercompany
sales               -         (26)     (1,207)   (1,589)        -     (2,822)
              --------------------------------------------------------------

Net sales to
external
customers     $48,193     $29,143     $16,979   $51,922         -   $146,237
              ==============================================================

Operating
income
(loss)         $4,883      $5,560       $(478)   $3,873   $(2,784)   $11,054

Interest and
other,
net                 -           -           -         -       695        695
              --------------------------------------------------------------

Income
(loss)
before
income
taxes          $4,883      $5,560       $(478)   $3,873   $(2,089)   $11,749
              ==============================================================

Total assets  $41,802    $139,881     $19,607   $79,993   $59,359   $340,642
              ==============================================================


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the results of the company's reportable segments for the nine months ended September 1, 2006 and September 2, 2005:

              Stride      Stride
              Rite        Rite
              Children's  Children's  Tommy     Other    Unallocated
Nine months   Group -     Group -     Hilfiger  Wholesale Corporate
ended Sept.   Retail      Wholesale   Footwear  Footwear  & Other   Consolidated
1, 2006
-------       ------------------------------------------------------------------

Sales         $150,258    $66,758     $41,081  $307,666        -    $565,763

Intercompany
sales                -        (97)     (2,220)   (8,502)       -     (10,819)
              ----------------------------------------------------------------

Net sales to
external
customers     $150,258    $66,661     $38,861  $299,164        -    $554,944
              ===============================================================

Operating
income
(loss)         $12,255     $9,906     $(1,697)  $40,521  $(9,711)    $51,274

Interest and
other,
net                  -          -           -         -   (2,570)     (2,570)
              ----------------------------------------------------------------

Income
(loss)
before
income
taxes          $12,255     $9,906     $(1,697)  $40,521 $(12,281)    $48,704
              ===============================================================


              Stride      Stride
              Rite        Rite
Nine months   Children's  Children's  Tommy     Other     Unallocated
ended Sept.   Group -     Group -     Hilfiger  Wholesale  Corporate
2, 2005       Retail      Wholesale   Footwear  Footwear   & Other Consolidated
-----------   ---------------------------------------------------------------

Sales         $129,615    $74,247     $60,864  $200,246        -    $464,972

Intercompany
sales                -        (77)     (3,001)   (5,425)       -      (8,503)
              ---------------------------------------------------------------

Net sales to
external
customers     $129,615    $74,170     $57,863  $194,821        -    $456,469
              ===============================================================

Operating
income
(loss)          $9,985    $11,379     $(1,149)  $29,500  $(7,397)    $42,318

Interest and
other,
net                  -          -           -         -    1,065       1,065
              ---------------------------------------------------------------

Income
(loss)
before
income
taxes           $9,985    $11,379     $(1,149)  $29,500  $(6,332)    $43,383
              ===============================================================


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Recent Accounting Pronouncements

     In March 2005, FASB issued FASB Interpretation No. 47("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies that a "conditional asset retirement obligation", as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within control of an entity. The interpretation also clarifies that an entity should record the fair value of such a liability when it can be reasonably estimated. The entity shall recognize such a liability as a cumulative change in accounting principle. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005; therefore effective at the Company's 2006 fiscal year end. The Company is currently evaluating the provisions of FIN 47 to determine the impact on our financial position, results of operations, and cash flows.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB No. 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: i) the error is quantified as the amount by which the income statement is misstated and ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 concludes that a Company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006.

Note 11 - Subsequent Event

     On September 5, 2006, the Company purchased all of the outstanding shares of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group ("Robeez") for a purchase price of approximately $27.5 million. The Company financed the acquisition with a combination of cash on hand and existing credit facilities. The results of Robeez' operations will be included in the Company's consolidated financial statements from the date of acquisition. Robeez is based in Burnaby, British Columbia, Canada and is the world's leading manufacturer of soft-soled footwear for newborns to children age four.

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

     Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 10-Q and 10-K, and include, among others, the following: the possible failure to retain the Tommy Hilfiger footwear license; increased leverage from the financing of our recent acquisitions; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company's products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; unseasonable weather; difficulties in implementing, operating and maintaining the Company's complex information systems and controls, including, without limitation, the systems related to the Company's retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company's products; the underperformance or delay of new products; the ability

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers, the consolidation or restructuring of such customers, including large chain and department stores, which may result in unexpected store closings; the Company's reliance on independent manufacturers in China and potential disruptions in such manufacturing caused by difficulties associated with political instability in China, the occurrence of a natural disaster or outbreak of a pandemic disease in China or labor shortages or work stoppages; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; acts of war or terrorism; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

     The Company has previously discussed a number of significant trends and specific factors affecting the footwear industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of our Annual Report on Form 10-K for the fiscal year 2005. Those trends and factors continue to be relevant to the Company's performance and financial condition.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting policies and estimates in the Company's Annual Report on Form 10--K for the fiscal year ended December 2, 2005 for additional information.

     At the beginning of the 2006 fiscal year the Company adopted SFAS No. 123(R), Share-Based Payment, ("SFAS 123R") using the modified prospective application transition method, which requires the Company to develop assumptions that are used to estimate the fair value of share-based compensation.

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

     Please refer to Footnote Number One in Item I, Part I of this Form 10-Q for further information.


Contingencies

     The sale of Tommy Hilfiger branded footwear is a significant portion of the Company's business. The Tommy Hilfiger footwear sales are contingent on the Company's licensing agreement with Tommy Hilfiger Licensing, Inc. In July 2006, the Company amended the terms of the current license agreement, which extended the term of the agreement to expire in March 2008. Whether the Company's license with Tommy Hilfiger will remain in effect depends in part on the Company achieving certain minimum sales levels for the licensed products. The Company continues to expect to meet the minimum sales levels required by the Tommy Hilfiger license agreement. The Company believes that no provision is currently required for costs related to the potential loss of this license. If the Tommy Hilfiger license is lost, the Company's business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $21 million and $73 million for the three and nine months ended September 1, 2006. This revenue is included in the Tommy Hilfiger Footwear segment, the Other Wholesale Footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail Division, and the Stride Rite Children's Group - Wholesale Division.

Results of Operations

     The following table summarizes the Company's performance for the third quarter of fiscal 2006 as compared to the results for the same period in fiscal
2005:

                                                    Percentage Increase
                                                    -------------------
                                            Third Quarter      Nine Months
                                            -------------      -----------

 Net sales                                      21.4%             21.6%
 Gross profit                                   26.9%             24.7%
 Selling and administrative expenses            25.0%             25.8%
 Operating income                               35.4%             21.2%
 Income before income taxes                     21.6%             12.3%
 Net income                                     10.0%             21.8%

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                                               Percentage of Net Sales
                                               -----------------------
                                         Third Quarter       Nine Months
                                       --------------------------------------
                                         2006      2005     2006      2005
                                       --------- ------- ---------- --------

 Gross profit                             41.6%     39.8%     41.3%    40.3%
 Selling and administrative expenses      33.2%     32.2%     32.1%    31.0%
 Operating income                          8.4%      7.6%      9.2%     9.3%
 Income before income taxes                8.0%      8.0%      8.8%     9.5%
 Net income                                4.8%      5.3%      6.1%     6.1%

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Third Quarter of 2006 Compared to the Third Quarter of 2005
-----------------------------------------------------------

Net Sales
---------

      The third quarter breakdown of net sales is as follows:
                                                                         Percent
                                                                          Change
                                                                        2006 vs.
                                              2006          2005         2005
                                           ------------  ------------  ---------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale      $27.3        $29.2         (6.5)%
Stride Rite Children's Group - Retail          56.6         48.2         17.4%
                                           ------------  ------------  ---------
Stride Rite Children's Group                   83.9         77.4          8.4%

Keds                                           22.1         25.1        (12.0)%
Sperry Top-Sider                               20.9         18.0         16.1%
Stride Rite International                      22.3         10.2        118.6%
Saucony                                        21.2            -          N/A
                                           ------------  ------------  ---------
Other Wholesale Footwear                       86.5         53.3         61.5%

Tommy Hilfiger Footwear                        11.6         18.3         36.6%

Elimination of intercompany sales              (4.5)        (2.8)         N/A
                                           ------------  ------------  ---------

Total net sales                              $177.5       $146.2         21.4%
                                           ============  ============  =========

     During the third quarter of fiscal 2006, consolidated net sales increased $31.3 million to $177.5 million, or 21.4% above the sales level achieved in the third quarter of fiscal 2005. Wholesale net sales increased $21.9 million or 22.5% for the third quarter of 2006, and overall retail sales, including the e-commerce sites, increased $9.4 million or 19.1% when compared to the same period in the prior year. Unit shipments of first quality footwear for the wholesale brands during the second quarter were 8.6% higher than the comparable period in 2005. The Company's average first quality wholesale selling price increased 17.5% from the third quarter of 2005 which was primarily due to the addition of Saucony.

     First quality wholesale net sales increased by $27.5 million, or 32.3% above the wholesale net sales level achieved in the third quarter of fiscal 2005. This includes the negative impact of a $0.8 million increase in combined discounts, returns and allowances. Sales of closeout products decreased $4.7 million from the comparable period in the 2005 fiscal year.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Gross Profit

     During the third quarter of fiscal 2006, the Company's gross profit of $73.9 million increased $15.7 million or 26.9% above the amount recorded during fiscal 2005's third quarter. The gross profit percentage rate for the fiscal 2006 third quarter increased 1.8 percentage points to 41.6%, versus the 39.8% rate achieved in the prior year's third quarter. The higher gross profit percentage was largely attributable to the significant increase in first quality sales and lower closeout sales in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.

Operating Costs

     During the third quarter of fiscal 2006, selling and administrative expenses were $58.9 million, an increase of $11.8 million or 25.0% as compared to the third quarter of fiscal 2005. This increase was principally the result of the inclusion of Saucony which added $10.5 million in expenses. Also contributing to the higher expense levels in the third quarter of fiscal 2006 was $2.5 million in added costs associated with the increased number of Stride Rite Children's Group retail stores including Saucony's factory outlet stores. In addition, the third quarter of 2006 included $0.7 million of Saucony integration expenses and $0.5 million of expenses relating to share-based compensation from the adoption of SFAS No. 123(R). As a percent of sales, operating costs were 33.2% in the third quarter of fiscal 2006 compared to 32.2% in the third quarter of fiscal 2005.

Other Income and Taxes

     Interest expense, which relates to borrowings under the revolving credit agreement, increased by $1.0 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 as no borrowings were made during the third quarter of fiscal 2005.

     The provision for income taxes increased $1.8 million in the third quarter of fiscal 2006 as compared to the similar period in fiscal 2005. This increase was primarily attributable to higher pre-tax income and a higher effective tax rate as the result of a decrease in the amount of prior period reserves reversed in the third quarter of fiscal 2006 when compared to the same period in the prior year.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Net Income

     Net income for the third quarter of fiscal 2006 was $8.5 million, an increase of $0.8 million, or 10.0%, as compared to the same period in the prior year. The higher net sales and resulting gross profit, due to the addition of Saucony and increased net sales of Stride Rite Children's Group-Retail and Sperry Top-Sider, were able to offset the corresponding increases in operating expenses and interest expense.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segments Review

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of 2006 Saucony's operations were integrated into the existing operations of the Company. As a result, the Company re-assessed its operating and reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The changes to the Company's segments were as follows: the Stride Rite Children's Group - Retail Division now includes the Saucony factory outlet stores (15 stores as of September 1, 2006); Saucony's international operations are now included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment, and the Saucony domestic footwear division, which includes the Hind unit, is also aggregated into the Other Wholesale Footwear reportable segment.

Stride Rite Children's Group - Retail

     The net sales of the Stride Rite Children's Group - Retail segment increased $8.4 million or 17.4% in the third quarter as compared to the same quarter in the prior year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 4.1% for the third fiscal quarter of 2006. At the end of the third quarter of fiscal 2006, the Stride Rite Children's Group - Retail operated 296 Stride Rite children's shoe stores and outlets. This is a net increase of 25 stores, or 9.2% from the end of the prior fiscal year. In addition Stride Rite Children's Group-Retail operated 15 Saucony outlet stores. Current plans for fiscal 2006 call for the opening of approximately 33 retail stores and the closing of 4 underperforming Saucony outlet stores and 2 underperforming children's shoe stores. During the third quarter of 2006 the Company opened 8 new stores.

     The Stride Rite Children's Group - Retail operating income increased versus last year primarily due to increased sales as a result of the success of certain back-to-school promotional events.

Stride Rite Children's Group - Wholesale

     Sales decreased $1.9 million or 6.5% during the third quarter of 2006 as compared to the same quarter last year. This decrease in sales was attributable to the decline in Children's Tommy Hilfiger sales in the department store channel including the effect of the consolidation of May and Federated department stores.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating income for the Stride Rite Children's Group - Wholesale remained flat versus the comparable period in the prior year. The lower sales level was positively impacted by a more profitable product mix.

Tommy Hilfiger Footwear, Inc.

     The decrease in sales of Tommy Hilfiger footwear products during the third quarter of fiscal 2006 versus the comparable period in the prior year was based on declines in all retail channels. The fourth quarter should see a less significant decline than the first nine months.

     The increase of the Tommy Hilfiger operating loss versus the comparable period in the prior year was attributable to the decrease in net sales. Operating expenses were significantly reduced which lessened the operating income impact from the net sales decline in the third quarter as compared to the same period last year.

Other Wholesale Footwear

     The overall increase in net sales versus last year of the Other Wholesale Footwear segment was primarily attributable to the addition of Saucony as well as increased sales of Sperry Top-Sider and Stride Rite International which now includes the foreign distribution of Saucony products. This overall increase was partially offset by a decrease in Keds sales.

     Saucony's domestic sales added $21.2 million of net sales in the third quarter of 2006. The strength of Saucony's net sales continues to be in technical products in the specialty run retail channel.

     The Sperry Top-Sider net sales increase was largely attributable to continued strong sales of their men's and women's product lines. The significant growth in the Sperry Top-Sider product sales in 2006 resulted from continued increases in the premier family and outdoor shoe retail channels. This trend is expected to continue in the fourth quarter of fiscal 2006.

     The Stride Rite International division's net sales growth in the third quarter of fiscal 2006 was primarily the result of Saucony product sales in the United Kingdom, Netherlands, Canada, Australia, and Korea. In addition, Stride Rite sales increased in the Middle East, Sperry Top-Sider's sales increased in Latin America, and Keds sales increased in Canada.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Keds sales decline in the third quarter of fiscal 2006 versus the same period last year was partially due to weak performance from certain core basic product. The stronger sell-in to the specialty premier retail channel based on the more youthful silhouette strategy was not able to offset these sales declines. The consolidation of May Company into Federated Department Stores also negatively impacted Keds sales in the quarter and is expected to continue to do so for the remainder of the fiscal year.

     The increased operating income versus the comparable period in the prior year in this segment was primarily the result of the addition of Saucony and the increase in sales of Stride Rite International and Sperry Top-Sider which offset the profit impact of weaker Keds sales.

First Nine Months of 2006 Compared to the First Nine Months of 2005

Net Sales

      The first nine months breakdown of net sales is as follows:
                                                                         Percent
                                                                          Change
                                                                        2006 vs.
                                              2006          2005         2005
                                           ------------  ------------  ---------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale         $66.8         $74.3    (10.0)%
Stride Rite Children's Group - Retail            150.3         129.6     16.0%
                                           ------------  ------------  ---------
Stride Rite Children's Group                     217.1         203.9      6.5%

Keds                                              99.0         112.8    (12.2)%
Sperry Top-Sider                                  73.0          60.6     20.5%
Stride Rite International                         64.3          26.9    139.0%
Saucony                                           71.3             -      N/A
                                           ------------  ------------  ---------
Other Wholesale Footwear                         307.6         200.3     53.6%

Tommy Hilfiger Footwear                           41.1          60.9    (32.5)%

Elimination of intercompany sales               (10.9)         (8.6)      N/A
                                           ------------  ------------  ---------

Total net sales                                 $554.9        $456.5     21.6%
                                           ============  ============  =========

     During the first nine months of fiscal 2006, consolidated net sales increased $98.4 million to $554.9 million, or 21.6% above the sales level achieved in the first nine months of fiscal 2005. Wholesale net sales increased $76.2 million or 23.9% for the first nine months of 2006, and overall retail sales, including the e-commerce sites, increased $22.3 million or 16.8% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the first nine months were 4.0% higher than the comparable period in 2005 and the Company's average first quality wholesale selling price increased 19.0% from the first nine months of 2005. The addition of Saucony was largely responsible for these increases.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     First quality wholesale net sales increased by $80.7 million, or 27.3% above the wholesale net sales level achieved in the first nine months of fiscal 2005. This includes the negative impact of a $3.5 million increase in combined discounts, returns and allowances. The increases in 2006 were primarily the result of Saucony. Sales of closeout products decreased $2.9 million from the comparable period in the 2005 fiscal year.

Gross Profit

     During the first nine months of fiscal 2006, the Company's gross profit of $229.4 million increased $45.5 million or 24.7% above the amount recorded during the first nine months of fiscal 2005. The gross profit percentage rate for the first nine months of fiscal 2006 improved 1.0 percentage point to 41.3%, versus the 40.3% rate achieved in the same period in the prior fiscal year. The gross profit percentage was adversely affected by the additional first quarter pre-tax expense of $2.6 million relating to the flow through of the remaining purchase accounting inventory write-up to fair value that was recorded as part of the Saucony acquisition. The effect of this item on the gross profit percentage was offset by significantly higher first quality wholesale sales in the first nine months of fiscal 2006.

Operating Costs

     During the first nine months of fiscal 2006, selling and administrative expenses were $178.1 million, an increase of $36.5 million or 25.8% as compared to the first nine months of fiscal 2005. This increase was principally the result of the inclusion of Saucony which added $31.5 million in expenses. Also contributing to the higher expense levels in the first nine months of fiscal 2006 was the $7.4 million in added costs associated with the increased number of Stride Rite Children's Group retail stores which includes Saucony's factory outlet stores. In addition, the first nine months of fiscal 2006 included $2.8 million of Saucony integration expenses and $2.2 million of expenses relating to share-based compensation upon adoption of SFAS No. 123(R). As a percent of sales, operating costs were 32.1% in the first nine months of fiscal 2006 compared to 31.0% in the first nine months of fiscal 2005.

Other Income and Taxes

     Investment income related to the Company's cash equivalents and marketable securities was $1.3 million in the first nine months of fiscal 2006, which increased $0.2 million versus the same period in fiscal 2005. Interest expense, which relates to borrowings under the revolving credit agreement, increased by $3.4 million in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 as no borrowings were made during the first nine months of fiscal 2005.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The provision for income taxes decreased $0.7 million in the first nine months of fiscal 2006 as compared to the same period in fiscal 2005. This decrease was primarily attributable to the favorable outcome of a state tax audit in the second quarter of fiscal 2006 which resulted in a net tax benefit of $4.2 million. The reversals positively impacted the effective income tax rate for the nine months ending September 1, 2006 by 8.5%. Our effective tax rate was 30.9% in the first nine months of fiscal 2006 as compared to 36.3% in the first nine months of fiscal 2005.

Net Income

     Net income for the first nine months of fiscal 2006 was $33.7 million, an increase of $6.0 million, or 21.8% as compared to the same period in the prior fiscal year. The higher net sales and resulting gross profit, due to the addition of Saucony and higher net sales of Stride Rite Children's Group - Retail and Sperry Top-Sider, were able to offset the corresponding increases in operating expenses and interest expense. Also contributing to the increase was a lower tax provision resulting from the third quarter reversal of certain prior period reserves for income tax exposures that are no longer required based on the favorable outcome of a state tax audit.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Segments Review

     In September 2005 the Company acquired Saucony, Inc. During the first quarter of 2006 Saucony's operations were integrated into the existing operations of the Company. As a result, during the first quarter of fiscal 2006, the Company re-assessed its operating and reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The changes to the Company's segments were as follows: the Stride Rite Children's Group - Retail Division includes the Saucony factory outlet stores (15 stores as of September 1, 2006); Saucony's international operations are included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment and the Saucony domestic footwear division, which includes the Hind unit, is aggregated into the Other Wholesale Footwear reportable segment.

Stride Rite Children's Group - Retail

     The net sales of the Stride Rite Children's Group - Retail division increased $20.7 million or 16.0% in the first nine months as compared to the same period in the prior fiscal year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 3.7% for the first nine months of fiscal 2006. At the end of the first nine months of fiscal 2006, the Stride Rite Children's Group - Retail operated 296 Stride Rite children's shoe stores and outlets. This is a net increase of 25 stores, or 9.2% from the end of the prior fiscal year. In addition Stride Rite Children's Group
- Retail operated 15 Saucony outlet stores. Current plans for fiscal 2006 call for the opening of approximately 33 retail stores and the closing of 4 underperforming Saucony outlet stores and 2 underperforming children's shoe stores. During the first nine months of 2006 the Company opened 25 new stores and closed 3 underperforming Saucony outlet store locations.

     The Stride Rite Children's Group - Retail operating income increased primarily due to increased net sales and a slightly improved gross profit margin generating more profits which offset higher operating expenses due to the increased number of stores.

Stride Rite Children's Group - Wholesale

     Sales decreased $7.5 million or 10.0% during the first nine months of 2006 as compared to the same period last year. The decrease in the net sales for the first nine months of fiscal 2006 were affected by the merger of May Company and Federated Department Stores, changes in the product flow of certain department stores, value channel buying patterns and a decline in certain smaller independent accounts.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The Stride Rite Children's Group - Wholesale operating income decline versus the prior year was primarily related to the impact of the lower sales in the first nine months of fiscal 2006 compared to the same period in fiscal 2005.

Tommy Hilfiger Footwear, Inc.

     The decrease in sales of Tommy Hilfiger footwear products during the first nine months of fiscal 2006 was across all retail channels.

     The increase of the Tommy Hilfiger operating loss versus prior year was primarily attributable to the decrease in net sales. The majority of the impact of the operating loss was offset by significant decreases in operating expenses and an improved gross profit rate in the first nine months of fiscal 2006 as compared to the same period in the prior fiscal year.

Other Wholesale Footwear

     The overall increase in net sales of the Other Wholesale Footwear segment was primarily attributable to the addition of Saucony as well as increased sales of Sperry Top-Sider and Stride Rite International which now includes the foreign distribution of Saucony products. This overall increase was partially offset by a decrease in Keds sales.

     Saucony's domestic sales added $71.3 million to net sales on the continued strength of the technical running products in the specialty run retail channel.

     The Sperry Top-Sider increase was largely attributable to strong sales of the men's and women's product lines, particularly in the premier family and outdoor shoe channels.

     The Stride Rite International division's net sales growth in the first nine months of fiscal 2006 was primarily the result of strong sales of Saucony products in Canada and Europe. In addition, Tommy Hilfiger sales increased in Canada and Latin America, Keds sales increased in Canada, and Sperry Top-Sider's sales also increased in Europe.

                           THE STRIDE RITE CORPORATION

ITEM 2.     MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The Keds sales decline during the first nine months of fiscal 2006 versus the same period last year was partially attributable to a decrease in the department store and value sales channels. The consolidation of May Company into Federated Department Stores has negatively impacted Keds sales in the first nine months and is expected to continue to do so for the remainder of the fiscal year. These decreases were partially offset by stronger sell-in to the specialty premium retail channel.

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

Liquidity and Capital Resources

     At the end of the third fiscal quarter of 2006, our balance sheet reflected a current ratio of 4.8 to 1.0 with $55.0 million in long term debt. Our cash and cash equivalents totaled $24.3 million at September 1, 2006, a decrease of $67.9 million from the total cash and cash equivalents at the end of the third quarter of fiscal 2005. The decrease in our cash balance, versus the comparable quarter last year, is primarily attributable to funding a portion of the Saucony acquisition which was completed in September 2005.

     The Company's seasonal cash flow patterns typically require the use of cash during the first and second quarters of our fiscal year. During the first nine months of fiscal 2006, the Company provided $14.5 million of cash from operations as compared to $13.3 million provided by operations in the first nine months of fiscal 2005. Inventory levels at the end of the first nine months of fiscal 2005 increased $32.3 million, or 37.5% from the levels recorded at the end of the prior year's third quarter. The increase in inventory related primarily to the addition of Saucony product. Accounts receivable at September 1, 2006 were $21.5 million or 30.6% higher than the amount at the end of last year's third quarter which was primarily due to the addition of Saucony and higher sales in the last month of the fiscal quarter. Days sales outstanding ("DSO"), which measures the length of the collection period for accounts receivable, was 43 days at the end of the third fiscal quarter of 2006 and is an increase when compared to the DSO of 40 days at the end of the same period last year. The increase in DSO from the same period in the prior year is related to the addition of Saucony, which generally offers somewhat longer credit terms to their customers. Accounts payable, at the end of the third quarter of fiscal 2006, increased $9.1 million from the level recorded at the end of the prior year's third quarter. The increase was primarily due to the addition of Saucony. During the third fiscal quarter of 2006, the Company did not contribute to its defined benefit pension plan and, at this time, the Company does not plan to make any contributions to its defined benefit pension plan during the remainder of the 2006 fiscal year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Additions to property and equipment totaled $12.7 million in the first nine months of fiscal 2006, an increase compared to the $6.3 million in the first nine months of fiscal 2005. The increase in capital purchases compared to the same period in fiscal 2005 related primarily to the continued retail expansion efforts during the third fiscal quarter of 2006 and the renovation of our corporate headquarters. Funding of our capital expenditures was provided by operations and our revolving credit facility.

     On June 16, 2006, the Company sold the former Saucony, Inc. headquarters facility located in Peabody, Massachusetts for $7.5 million, net of costs to sell.

     At the end of the third quarter of fiscal 2006, there was $55.0 million outstanding under the Company's $275.0 million revolving credit facility of which $200.0 million is currently committed. The facility was entered into in September 2005 as part of the Saucony acquisition and to also provide funds for working capital and general corporate purposes. As of September 1, 2006, letters of credit totaling $29.8 million were outstanding for the purchase of inventories. The issuance of letters of credit for inventory purchases does not impact the Company's borrowing capacity under the revolving line of credit because these letters of credit are supported by other uncommitted lines of credit. All letters of credit generally expire within one year.

     During the first nine months of fiscal 2006 we returned $17.4 million to shareholders through share repurchases and cash dividends. We spent $10.9 million to repurchase 814,300 common shares under our share repurchase program. As of September 1, 2006 we have approximately 3.1 million shares remaining on our share repurchase authorization.

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

     On September 5, 2006, the Company purchased all of the outstanding shares of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group ("Robeez") for a purchase price of approximately $27.5 million. The Company financed the acquisition with a combination of cash on hand and existing credit facilities.

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

(i) Changes in internal controls over financial reporting.

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

     Our repurchases of equity securities for the third quarter of fiscal 2006 were as follows:

                                                            Total
                                                            Number of  Maximum
                                                            Shares     Number
                                                            Purchased  of Shares
                                        Total      Average  As Part    that May
                                        Number     Price    of         Yet Be
                                        Of         Paid     Publicly   Purchased
                                        Shares     Per      Announced  Under the
Period                                  Purchased  Share    Plan       Plan
--------------------------------------------------------------------------------

June 4, 2006 - June 30, 2006                  -        -          -   3,458,694

July 1, 2006 - August 4, 2006           332,600   $12.31    332,600   3,126,094

August 5, 2006 - September 1, 2006       33,400   $12.48     33,400   3,092,694


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

   10.1 Fifth Amendment to the Amended and Restated License Agreement dated July 28, 2006 between Tommy Hilfiger Licensing, Inc. and the Company.

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

                                    THE STRIDE RITE CORPORATION
                                      (Registrant)



Date:  October 10, 2006             /s/ Frank A. Caruso
                                    ------------------------
                                      Frank A. Caruso
                                      Chief Financial Officer

                                                                    Exhibit 31.1
I, David M. Chamberlain, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending September 1, 2006 of The Stride Rite Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f)) for the registrant and have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 10, 2006                  /s/ David M. Chamberlain
       ------------------                ---------------------------------------
                                         David M. Chamberlain,
                                         Chairman and CEO

                                                                    Exhibit 31.2
I, Frank A. Caruso, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ending September 1, 2006 of The Stride Rite Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f)) for the registrant and have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 10, 2006                  /s/ Frank A. Caruso
       -------------------               --------------------------------------
                                         Frank A. Caruso,
                                         Chief Financial Officer

                                                                    Exhibit 32.1

     The undersigned officer of The Stride Rite Corporation (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended September 1, 2006 (the "Report"), as filed with the Securities and Exchange Commission of the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.



Date: October 10, 2006                   Name:   /s/ David M. Chamberlain
      ----------------                           -----------------------
                                         Title:  Chairman and CEO

                                                                    Exhibit 32.2

     The undersigned officer of The Stride Rite Corporation (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended September 1, 2006 (the "Report"), as filed with the Securities and Exchange Commission of the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.



Date: October 10, 2006                  Name:   /s/ Frank A. Caruso
      ------------------                        -------------------
                                        Title:  Chief Financial Officer