Form 10-K
period 2006-12-01
STRIDE RITE CORP
filed 2007-02-13
CIK 94887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 1, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of June 2, 2006, the aggregate market value of the 35,399,124 shares of common stock held by non-affiliates of the Registrant was $453,462,778 based upon the closing price of $12.81 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of January 26, 2007, there were 36,459,104 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on April 12, 2007 is incorporated by reference in Part III, Items 10, 11,12, 13 and 14.

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

PART I

Item 1. Business.

General

The Stride Rite Corporation, a Massachusetts corporation founded in 1919, is a leading designer and marketer of high quality children’s footwear in the United States and is a major designer and marketer of athletic and casual footwear for children and adults. The business was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of well known brands addressing different market segments within the footwear industry. In addition to the Stride Rite® brand, we design and market footwear under the following owned or licensed brands: Keds®, PRO-Keds®, Grasshoppers®, Robeez®, Sperry Top-Sider®, Sperry®, Saucony®, Spot-bilt®, Munchkin®, Tommy Hilfiger®, Baby Smart™ and Børn®. We also design, market and license athletic and casual apparel under the owned brands of Hind® and Saucony®, Keds®, PRO-Keds® and Sperry Top-Sider®.

On September 5, 2006, the Company acquired Robeez Footwear, Ltd. (“Robeez”) for a purchase price of approximately $28.7 million (Cdn $31.7 million) in cash. As a result, Robeez became our wholly-owned subsidiary. Robeez’ results of operations have been included in our results since the date of acquisition. Robeez designs, develops, manufactures and markets soft-soled footwear for babies and young children. Additional information and the preliminary purchase price allocation appear in Note 2 to the consolidated financial statement.

On September 16, 2005, the Company completed its acquisition of Saucony, Inc. pursuant to an Agreement and Plan of Merger. The purchase price was $153 million, net of cash acquired (additional information and the purchase price allocation appear in Note 2 to the consolidated financial statements). As a result, Saucony became our wholly-owned subsidiary. Saucony’s results of operations have been included in our results since the date of acquisition. Saucony designs, develops and markets performance-oriented athletic footwear, athletic apparel and casual footwear.

We are predominantly a wholesaler of footwear, selling our products nationally in almost all retail formats including department stores, independent shoe stores, shoe chains, value retailers, athletic-based retailers, specialty run retailers, sporting goods stores, licensed partners, catalog retailers, marine retailers, e-commerce sites, specialty stores and mass retailers. We sell products in countries outside the United States through our subsidiaries, independent distributors and licensees. Except for Robeez products, which are manufactured in Canada, we import substantially all of our footwear products from independent resources in China, which manufacture footwear according to each brand’s specifications and quality standards.

We also market our products directly to consumers by selling Stride Rite, Keds, Sperry Top-Sider, Tommy Hilfiger, Børn and Robeez branded children’s footwear through our Stride Rite children’s shoe stores; Saucony, Spot-bilt and Hind products through our Saucony outlet stores; the Stride Rite, Keds, Sperry and Tommy Hilfiger brands through our “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” outlet stores which are located in selected factory outlet centers; and through our e-commerce sites.

Unless the context otherwise requires, all references to “we”, “us”, “our”, the “Company”, “Stride Rite” or “The Stride Rite Corporation” in this report refer to The Stride Rite Corporation and all of its wholly owned subsidiaries.

Products

Our wholly-owned subsidiary, Stride Rite Children’s Group, Inc., designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress and casual footwear, boots, sandals, athletic shoes and sneakers, in various styles. Those products are marketed under the Stride Rite®, Munchkin®, Sperry®, Sperry Top-Sider®, Tommy Hilfiger® and Saucony® trademarks in medium to high price ranges, under our Baby Smart™ trademark in medium to lower price ranges and under Børn® in high price ranges.

Robeez Footwear, Ltd. (our wholly-owned subsidiary) designs, develops, manufactures and markets soft-soled footwear for babies and young children under the Robeez® trademark.

The Keds Corporation (our wholly-owned subsidiary) designs and markets sneakers and casual footwear for adults and children under the Keds® trademark and casual footwear for women under the Grasshoppers® label. During fiscal 2004, the Company entered into a three-year licensing agreement with an independent third party for the distribution of footwear under the PRO-Keds brand in the United States. In fiscal 2006, the management of PRO-Keds, which is licensed to this third party, was transferred to The Keds Corporation.

Sperry Top-Sider, Inc. (our wholly-owned subsidiary) designs and markets marine performance footwear and outdoor recreational, hand-sewn, dress casual and casual footwear, and boots for adults under our Sperry Top-Sider®, Sperry® and Mainsail® trademarks. Products sold under the Sperry Top-Sider® label also include sneakers and sandals for men and women.

Saucony, Inc. (our wholly-owned subsidiary) designs and markets technical running, athletic lifestyle, walking, and outdoor trail shoes and athletic apparel under the Saucony® brand name; athletic apparel under the Hind® brand name; and cleated football and multi-purpose footwear, casual leather walking footwear and workplace footwear under the Spot-bilt® brand name.

Tommy Hilfiger Footwear, Inc. (our wholly-owned subsidiary) designs and markets dress casual, sport casual, sandals and athletic footwear for adults using the Tommy Hilfiger® brand name under a license agreement with Tommy Hilfiger Licensing, Inc. (unrelated third party).

Sales and Distribution

We sell our products nationwide to customers operating retail outlets, including department stores, independent shoe stores, shoe chains, value retailers, athletic-based retailers, specialty run retailers, sporting goods stores, licensed partners, catalog retailers, marine retailers, e-commerce sites, specialty stores and mass retailers, as well as to Stride Rite children’s shoe stores and other shoe stores operated by independent retailers. We maintain an in-stock inventory of certain styles of our various branded footwear in a wide range of sizes and widths for shipment to our wholesale customers. In addition, we sell footwear products to consumers through Stride Rite-owned stores, including children’s shoe stores, manufacturers’ outlet stores, Saucony outlet stores, shoe chains and through the children’s leased footwear departments in selected Macy’s department stores. We also sell products directly to consumers through our e-commerce sites, www.striderite.com, www.keds.com, www.grasshoppers.com, www.sperrytopsider.com and www.robeez.com. Additionally, we have agreements with various licensed and trade partners to sell our products. The Spring selling season which corresponds with our first and second quarters is our most important sales period. Our largest single customer in each year accounted for approximately 3%, 6% and 5% of consolidated net sales for fiscal years 2006, 2005 and 2004, respectively. Information about geographic and segment operations appears in Note 16 to the consolidated financial statements.

We provide assistance to a limited number of qualified specialty retailers to enable them to operate independent Stride Rite children’s shoe stores. Such assistance sometimes includes the sublease of a desirable retail site by us to an independent dealer. There are three independent dealers who currently sublease store locations from us.

We own three distribution centers, one located in Louisville, Kentucky with 520,000 square feet of space, one located in Huntington, Indiana with 409,000 square feet of space and one located in East Brookfield, Massachusetts with 109,000 square feet of space. Our Canadian subsidiary, Stride Rite Canada Limited leases 46,000 square feet of warehouse and office space in Cambridge, Ontario and 29,000 square feet of warehouse and office space in Mississauga, Ontario. The Mississauga location was closed during fiscal 2006 as a result of the consolidation of Canadian operations at the Cambridge, Ontario location. This lease expires in 2007. Our Netherlands subsidiary, Saucony Sports B.V., leases 16,000 square feet of warehouse and office space in Heerhugowaard, Netherlands. The facility located in East Brookfield, Massachusetts, which was acquired by the Company as part of the Saucony, Inc. acquisition in September 2005, is closed and has been included as part of an exit plan. On June 15, 2006, we sold the former Saucony, Inc. facility located in Peabody, Massachusetts for $7.5 million, net of costs to sell. Our Robeez Footwear subsidiary leases approximately 84,000 square feet of office, warehouse and manufacturing space in Burnaby, British Columbia, Canada.

We use our subsidiaries, independent distributors and licensees to market our various product lines outside of the United States. International revenues represented approximately 12%, 6% and 5% of consolidated net sales for fiscal years 2006, 2005 and 2004, respectively. We record revenue from foreign sources through a combination of sales of branded footwear products generated from our owned operations in Canada, Netherlands, the United Kingdom and Germany. Our owned operations are located in markets where the Company believes it can gain a strategic advantage.

We derive royalty income from sales of our products by independent distributors and licensees. License and distribution arrangements enable us to develop sales in international markets without incurring development costs and the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs.

We continue to develop our network of licensees and distributors to market our footwear brands beyond the United States and Canada. We assist in designing products that are appropriate to each foreign market, but are consistent with the global brand position. Independent licensees and distributors purchase goods from either us or authorized third-party manufacturers pursuant to distribution agreements or manufacture branded products consistent with Company standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing our branded products in their respective territories, with product and market support provided by us.

We are also a party to foreign license agreements in which independent companies operate Stride Rite and Keds retail stores outside the United States. A total of 11 Stride Rite and 2 Keds stores are currently operating in El Salvador, Guatemala, Haiti, Honduras, Costa Rica, Dominican Republic and Venezuela pursuant to such agreements. We also distribute selected brands and products in Canada through our Canadian subsidiaries.

International Sourcing

We purchase substantially all of our footwear products from sources in China, with the exception of Robeez products which we manufacture in Canada. We currently maintain a staff of approximately 123 professional and technical personnel in China to supervise a substantial portion of our canvas and leather footwear production. We anticipate that overseas resources will continue to be utilized in the future. In addition, we use the services of buying agents to source merchandise.

Approximately 98% of our footwear products are manufactured by independently owned footwear manufacturers in China. Historically, China’s political and economic environment has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the effect that future changes in economic or political conditions in China and the United States, and between the two, could have on the economics of doing business with our Chinese manufacturers.

We also contract with third party manufacturers for our Hind and Saucony apparel, the majority of which is manufactured in the Philippines, Sri Lanka, Canada, China and Israel.

Retail Operations

As of December 1, 2006, we operated 216 Stride Rite children’s shoe stores, 80 manufacturers’ outlet stores under the names “Stride Rite Family Footwear” and “Stride Rite, Keds, Sperry” which sell in-line products, closeouts and prior season goods for all of our Stride Rite, Keds and Sperry Top-Sider owned and Tommy Hilfiger licensed brands, 7 leased children’s shoe departments in selected Macy department stores and 17 Saucony manufacturers’ outlet stores (includes two stores located in Canada and operated by our International division) which sell an assortment of Saucony, Hind and Spot-bilt products. The Stride Rite children’s shoe stores carry a significant portion of the lines for our Stride Rite® and Sperry Top-Sider® children’s footwear and a portion of the Keds® children’s product line and the Tommy Hilfiger® boys’ and girls’ lines. Our stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the United States. Most of our manufacturers’ outlet stores are located in shopping centers consisting only of outlet stores. The product and merchandising formats of the Stride Rite children’s shoe stores are generally followed in the 7 leased children’s shoe departments that we operate in selected Macy’s department stores.

During fiscal 2006, we opened 22 Stride Rite children’s shoe stores and 11 manufacturers’ outlet stores. During fiscal 2006, we closed 1 children’s shoe store, 3 Saucony manufacturers’ outlet stores and 2 Keds stores. We currently plan to increase the number of retail stores in fiscal 2007 by 5% to 10%. We will also continue our efforts to close underperforming retail locations in fiscal 2007, and expect to cease operations of approximately 10 stores during the year with the majority of them expected to be Saucony outlet stores.

Sales through our retail operations accounted for approximately 29%, 30% and 28% of consolidated net sales for fiscal years 2006, 2005 and 2004, respectively.

Apparel and Accessory Licensing Activities

License royalties accounted for approximately 1% of our consolidated net sales in each of the three most recent fiscal years. We have license agreements with a number of third parties both domestically and internationally pursuant to which apparel and accessories are designed, manufactured and sold under the Keds®, PRO-Keds®, Stride Rite ®, Saucony®, Hind® and Sperry Top-Sider® trademarks and footwear through the Keds, PRO-Keds, Saucony, Sperry Top-Sider and Champion® trademarks. We continue to pursue new license opportunities.

Backlog

As of December 1, 2006 and December 2, 2005, we had a backlog of orders amounting to approximately $164,322,000 and $167,700,000, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for our Spring footwear styles. Substantially all of these orders are delivered or canceled during the first two quarters of the next fiscal year.

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

Due to the shift from year-to-year, between future orders and reorders, backlog does not necessarily translate directly into sales results.

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

Management believes that the creation of attractive styles, in multiple widths, together with specialized engineering for fit, durability, comfort, quality and high service standards including open stock positions are significant factors in competing successfully in the marketing of all types of footwear. Management believes that we are competitive.

In operating our own retail outlets, we compete in the children’s retail shoe industry with numerous businesses, ranging from large retail chains to single store operators.

Employees

As of December 1, 2006, we employed approximately 3,100 full-time and part-time employees. Two collective bargaining units represent a small number of these employees. Management believes that its relations with employees are generally good.

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

In fiscal 2004, Saucony, Inc. recorded a charge of $2,275,000 to address the environmental conditions at the East Brookfield, Massachusetts facility. The environmental charge included the estimated direct costs to investigate and address the conditions on the property and the associated engineering, legal and consulting costs expected to be incurred to address the environmental conditions. Our assessment of our liability and the associated costs is an estimate based upon currently available information after consultation with environmental engineers, consultants and attorneys assisting us in addressing these environmental issues. Our actual costs to address the environmental conditions may change based on further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions.

At December 1, 2006, our accrual for environmental charges was $1,865,000 and was included on our balance sheet under current liabilities. However, our costs to address the environmental conditions at our East Brookfield, Massachusetts facility could vary materially from our current estimate. The original estimated costs to address the environmental conditions ranged from $1,242,000 to $4,621,000. The following table summarizes the estimated expenses associated with our environmental accrual as of December 1, 2006, which represents our best estimates of the expected costs:

(in thousands)
Environmental response costs	$1,435
Engineering and risk assessment	225
Legal	195
Post-remedy monitoring	10

$1,865

Except for the situation at the East Brookfield, Massachusetts facility as described above, compliance with federal, state, local and foreign regulations with respect to the environment has had, and is expected to have, no material effect on our capital expenditures, earnings or competitive position.

Patents, Trademarks and Licenses

We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to adults and children. This license agreement was amended in July 2006, to among other things, extend the contract through March 2008. In the first quarter of fiscal 2007, we extended the agreement through December 2008. Refer to the “Retention of Major Brand License” section in “Item 1A, Risk Factors” heading, below, for additional discussion regarding the Tommy Hilfiger license agreement. Tommy Hilfiger Licensing, Inc. and its parent company, Tommy Hilfiger Corporation, have been acquired by Apax Partners.

In December 2003 we entered into a licensing arrangement with H.H. Brown Shoe Company, Inc. to develop, market and sell an exclusive line of children’s footwear under the Børn name. This license agreement will run through May 2010 and covers the United States and Puerto Rico.

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

Item 1A. Risk Factors.

Mature Markets; Competition; Consumer Trends

Our strategy for growth depends upon increasing the acceptance of our current brands in our major markets, expanding into new markets and increasing the number of footwear products and brands that we sell. There can be no assurance that we will be able to successfully develop new branded products or acquire other valuable brands from third parties. The bulk of our sales are in the United States and Canada where the market is mature for many of our products. To grow our business, we must increase our market share at the expense of our competitors, and there can be no assurance we will be successful. Our efforts to expand sales outside the United States and Canada may not succeed.

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

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer spending may be influenced by consumers’ disposable income, which may fluctuate upon a number of factors, including general economic conditions, consumer confidence and business conditions. Moreover, consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products. The impact that e-commerce will continue to have on the retail industry in the future is uncertain and may adversely affect our business. Additionally, the strength or weakness of the overall economy as well as severe weather conditions can have a substantial effect on our business.

Stride Rite-owned retail stores are increasingly significant to our business, especially with respect to the Stride Rite brand. In the future, we may evaluate new retail concepts to market the other footwear brands owned by us. The management of our Stride Rite Children’s Group does extensive research on potential sites for new stores, including demographic studies and an evaluation of the impact that potential locations would have on the results of our existing Stride Rite-owned stores and our network of locations operated by independent licensed dealers. Despite this careful evaluation, new Stride Rite stores may not meet sales expectations and new retail concepts may not achieve the expected financial results. The opening of new stores may also be delayed for a variety of reasons. During fiscal 2007, we plan to increase the number of retail stores between 5% and 10%.

Integration of the Robeez Acquisition

During the fourth quarter of the 2006 fiscal year, we acquired Robeez Footwear, Ltd. This was a significant purchase and our ability to fully realize the anticipated benefits from the acquisition will depend in part on our achieving the anticipated synergies with Robeez. There is the possibility of incurring costs or experiencing difficulties related to this integration that may adversely affect our business.

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

Retention of Major Brand License

We have derived significant revenues and earnings in the past from our exclusive licensing agreement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. Our Tommy Hilfiger license was amended and renewed for a term expiring December 31, 2008. Whether our license with Tommy Hilfiger will remain in effect depends, in part, on our achieving certain minimum sales levels for the licensed products. Although we currently are exceeding these minimum sales levels, there can be no assurance that we will in the future. We believe we enjoy a good relationship with Tommy Hilfiger Licensing, Inc. and it is our intention to continue this license. Tommy Hilfiger Corp., the parent company of Tommy Hilfiger Licensing, Inc., was acquired by Apax Partners during 2006. If we were to lose the Tommy Hilfiger license it would have a material adverse effect on our business. The aggregate revenues produced by our Tommy Hilfiger licenses were approximately $93 million in fiscal 2006 and are included in the Tommy Hilfiger Footwear segment and in the Other Wholesale footwear segment (specifically the Stride Rite International division), Stride Rite Children’s Group—Retail Division, and the Stride Rite Children’s Group—Wholesale Division.

Overseas Production and Raw Material Procurement

We purchase substantially all of our product lines and raw materials overseas and expect to do so for the foreseeable future. Our international sourcing subjects us to the risks of doing business abroad. Such risks include the impact on product development or manufacturing as a result of health risks, expropriation, acts of war or terrorism, political disturbances, strikes or other labor disputes, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas, port strikes, port congestion, port capacity, strikes, delays, availability of ships, availability of containers, truck availability, rail availability and other trading restrictions, as well as fluctuations in currency values. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our footwear products. As is common in the industry, we do not have long-term contracts with our foreign footwear manufacturers. We are a major customer of many of the third party manufacturers from which we source products. There can be no assurance, however, that we will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines or increases in manufacturing costs. Our future results will depend partly on our ability to maintain positive working relationships with our third party manufacturers. While we believe our relationships with such third-party manufacturing facilities are solid, if trade relations between the United States and China or other countries in which we manufacture our products deteriorate or are threatened by instability, our business may be adversely affected. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our footwear products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Due to the substantial quantity of footwear manufactured in China and its importance to the footwear industry, a major disruption would make it difficult to find capacity elsewhere in the short-term that could accommodate the overall industry-wide demand. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance. The European Union has initiated anti-dumping investigations regarding the importation into the European Union of leather footwear from China. The European Commission has recommended provisional measures which, if implemented, would result in additional duties on certain leather footwear imported into the European Union from China. Analysis and discussion between the European Commission, Member States and interested parties regarding these anti-dumping investigations is continuing and the final outcome of these investigations is uncertain.

Dependence on Logistical Systems

Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. The logistical systems enable us to procure our footwear products from overseas manufacturers, transport it to our distribution facilities, store it and timely deliver it to our customers, in the correct sizes and styles. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). A disruption to the logistical systems could have a material adverse impact on our business.

International Operating Risks

Our products are sold outside the United States and Canada through independent licensees or distributors, as well as our own personnel. Failure by our licensees or distributors to meet planned annual sales goals could have an adverse effect on our business, results of operations and financial condition, and it may be difficult and costly to locate an acceptable substitute distributor or licensee. If a change in distributors becomes necessary, we may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in that market. In addition, we are subject to other risks of doing business abroad, including, among other risks, foreign currency exchange rate risks, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war or terrorism. The European Union is considering imposition of anti-dumping measures, including increased import duties, with respect to leather footwear imported from China. Although we pay for the purchase and manufacture of our products primarily in U.S. dollars, we are routinely subject to currency rate movements on non-U.S. denominated assets, liabilities and income as we sell goods in local currencies through our foreign subsidiaries. No assurances can be given that we will be protected from future changes in foreign currency exchange rates that may impact our financial condition or performance. We engage in hedging activities to mitigate the impact of the translation of foreign currencies on our financial results. See Note 15 to our financial statements, Derivative Instruments. Our hedging activities are designed to reduce, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

Implementation of Growth Strategies

As part of our growth strategy, we seek to enhance the positioning of our brands and to extend our brands into complementary product categories and consumer groups, to expand geographically, and to improve operational performance. There can be no assurance that we will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own an automated distribution center located in Louisville, Kentucky with 520,000 square feet of space and distribution centers located in Huntington, Indiana with 409,000 square feet of space and East Brookfield, Massachusetts with 109,000 square feet of space. The East Brookfield, Massachusetts facility, which is closed, was acquired as part of the Saucony acquisition in September 2005 and has been included as part of an exit plan.

Our Canadian subsidiary leases 46,000 square feet for administrative offices and warehousing in Cambridge, Ontario. Our Robeez Footwear subsidiary leases 84,000 square feet for administrative offices, warehousing and manufacturing in Burnaby, British Columbia.

We also lease approximately 16,000 square feet of office and warehouse space in the Netherlands.

We lease approximately 148,000 square feet for our headquarters and administrative offices in Lexington, Massachusetts in a single tenant office building.

We also lease 24,000 square feet of space in Richmond, Indiana for our customer service, order processing, consumer services and tele-sales functions, and 25,000 square feet of space for our offices in China. In addition, we lease smaller facilities for local sales offices, warehouses and showrooms in various locations in the United States and Europe.

As of December 1, 2006, we operated 318 retail stores throughout the United States and 2 retail stores in Canada on leased premises that, in the aggregate, covered approximately 529,000 square feet of space. In addition, we are the lessee of 3 retail locations with a total of approximately 4,000 square feet that are subleased to independent Stride Rite dealers and other tenants.

For further information concerning our lease obligations, see Note 9 to our consolidated financial statements, which are contained in Item 8 to this report. Management believes that all of our properties and facilities are suitable, adequate and fulfill their intended purposes, including our current productive capacity requirements.

Item 3. Legal Proceedings.

We are involved in legal proceedings and litigation arising in the normal course of business. Management does not believe the ultimate resolution of any legal proceeding or litigation, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “SRR”. The following table sets forth the high and low closing sales prices on the New York Stock Exchange—Composite Tape. As of January 30, 2007, we had approximately 3,100 stockholders of record. We have paid a quarterly dividend during our two most recent fiscal years. Effective with the dividend to be paid on March 15, 2007, we have increased the quarterly dividend to $.07 per share of common stock, from the prior amount of $.06 per share of common stock. Effective with the dividend paid on June 15, 2005, we increased the quarterly dividend to $.06 per share of common stock, from the prior amount of $.05 per share of common stock. We expect to continue to pay a quarterly dividend in the future. There are generally no restrictions on our ability to continue to pay a quarterly dividend, except that our revolving credit agreement, entered into on September 16, 2005, contains a debt covenant limiting restricted payments including dividend payments to no more than $25 million annually unless the leverage ratio as defined in the revolving credit agreement is below 2.0 to 1.0. We do not, however, believe that this restriction will impact our ability to continue to make dividend payments.

COMMON STOCK PRICES

	2006		2005
Fiscal Quarter	High	Low	High	Low
1st	$14.95	$12.77	$13.77	$10.75
2nd	$14.66	$12.39	$13.58	$11.47
3rd	$13.90	$12.11	$14.52	$12.66
4th	$16.10	$13.68	$14.02	$12.21

Our repurchases of equity securities for the fourth quarter of fiscal 2006 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 2, 2006—September 28, 2006	—	—	—	3,092,694
September 29, 2006—November 3, 2006	73,700	$14.73	73,700	3,018,994
November 4, 2006—December 1, 2006	20,000	$15.03	20,000	2,998,994

Total	93,700	$14.79	93,700	2,998,994

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 1, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities of Stride Rite are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	3,946,371	(1)	$9.98	(2)	2,157,243	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	3,946,371		$9.98		2,157,243

(1)	Column (a) includes the options and deferred stock units granted under The Stride Rite Corporation 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”), The Stride Rite Corporation 1995 Long-Term Growth Incentive Plan (the “1995 Plan”), The Stride Rite Corporation 1998 Long-Term Growth Incentive Plan (the “1998 Plan”), The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan (the “1998-D Plan”) and The Stride Rite Corporation 2001 Stock Option and Incentive Plan (the “2001 Plan”), which includes restricted stock granted to certain key executives. Column (a) does not include purchase rights accruing under The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan (the “ESPP”) because the purchase price (and therefore the number of shares to be purchased) will not be determinable until the end of purchase period. Under the ESPP, each eligible employee may purchase a limited number of Stride Rite common stock at quarterly intervals each year at a purchase price per share equal to 95% of the fair market value of Stride Rite’s common stock as of the ending date of the quarterly purchase period.
(2)	Column (b) does not include information regarding weighted average exercise price of outstanding options under the ESPP because they are not determinable or deferred stock units under the 1998-D Plan as they do not have an exercise price.
(3)	Column (c) includes 190,620 shares available for future issuance under the ESPP, 126,977 shares available for future issuance under the 1998-D Plan and 1,839,646 shares available for future issuance under the 2001 Plan. The Company is no longer permitted to grant options under its 1994 Plan, 1995 Plan and 1998 Plan.

Item 6. Selected Financial Data.

The selected financial data for Stride Rite, for the last five fiscal years set forth below, should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the notes thereto and the other information contained elsewhere in this report.

	2006(2)	2005(3)	2004	2003	2002
OPERATING RESULTS(1)
Net sales	$706,755	$588,164	$558,324	$550,124	$532,400
Net income	34,290	24,567	25,654	25,488	24,117
Dividends on common shares	8,762	8,345	7,495	7,868	8,209
Diluted average common shares	37,310	37,223	38,753	40,063	41,713
Per common share:
Net income per diluted common share	.92	.66	.66	.64	.58
Cash dividends	.24	.23	.20	.20	.20

FINANCIAL POSITION(1)
Working capital	176,773	179,664	194,561	206,125	184,044
Total assets	457,887	438,854	318,417	345,217	335,317
Long-term debt	54,200	60,000	—	—	—
Stockholders’ equity	296,729	266,678	246,826	267,716	253,041
Book value per common share	8.16	7.31	6.87	6.81	6.42

STATISTICS(1)
Return on weighted average equity	12.1%	9.5%	9.8%	9.6%	9.0%
Return on net sales	4.9%	4.2%	4.6%	4.6%	4.5%
Common shares outstanding at end of year	36,321	36,499	35,907	39,339	39,442
Number of employees at end of year	3,100	2,800	2,500	2,400	2,300
Number of stockholders	3,100	3,300	3,500	3,700	3,800

1.	Financial data is in thousands, except for per share and percentage information. Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2006 presentation.
2.	Fiscal 2006 includes the results of operations of Robeez Footwear, Ltd. from the date of acquisition, September 5, 2006.
3.	Fiscal 2005 includes the results of operations of Saucony, Inc. from the date of acquisition, September 16, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: the inability to fully realize the anticipated benefits from the acquisitions of Robeez Footwear and Saucony, the challenges of achieving the expected synergies with Robeez Footwear and Saucony, and the possibility of incurring costs or difficulties related to the integration of the business of Stride Rite and Robeez Footwear and Saucony; increased leverage from the financing of our recent acquisitions; the possible failure to retain the Tommy Hilfiger footwear license; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company’s products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; difficulties in implementing, operating and maintaining the Company’s complex information systems and controls, including, without limitation, the systems related to the Company’s retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company’s products; the underperformance or delay of new products; the ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of our products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers; the consolidation or restructuring of such customers, including large department stores, which may result in unexpected store closings; our reliance on independent manufacturers in China and potential disruptions in such manufacturing caused by political instability, the occurrence of a natural disaster or other disruptions in China’s social or economic structure; the impact of changes in the value of foreign currencies, including the Chinese Yuan and the currencies of countries where Stride Rite markets its various brands; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks; acts of terrorism; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

The risks included here are not exhaustive. Other sections, including without limitation the section entitled “Risk Factors”, of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it is against our policy to disclose to them any non-public or confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Overview

The Stride Rite Corporation (NYSE: SRR) is a leading designer and marketer of high quality athletic and casual footwear for children and adults in the United States. The Company was founded in 1919 on the strength of the Stride Rite children’s brand, but has since expanded to a portfolio of well known American brands that serve different market segments within the footwear industry.

The Company is primarily a wholesaler of footwear, selling its products nationally in a variety of retail formats. In addition the Company also markets its products directly to consumers by selling children’s footwear through its Stride Rite children’s shoe stores and all of its brands through its outlet stores and e-commerce web sites.

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

Stride Rite Children’s Group—Wholesale Division (“SRCG—Wholesale”) faces several strategic challenges to its business including competition from other brands with prices similar to or less than to Stride Rite’s, the loss of department store doors and a decline in the number of licensed partners and small independent shoe retailers. Sales to licensed dealers declined again in fiscal 2006. The more significant shortfalls were the result of the Federated and May Company merger and lower sales of the Tommy Hilfiger product line. Strategic initiatives for fiscal year 2007 will include enhanced product offerings for the Sperry Top-Sider Kids and Saucony Kids brands.

Stride Rite Children’s Group—Retail Division (“SRCG—Retail”) encompasses several different retail formats, the Stride Rite children’s shoe stores which focus on younger children, the Stride Rite Family Footwear stores which sell a full range of Stride Rite, Sperry, Keds, Tommy Hilfiger and Grasshoppers footwear and the recently acquired Saucony Outlet stores. In fiscal 2006 SRCG—Retail had strong results including a 14% growth in sales, an increase to comparable store sales of 3.4% and a net increase of 29 stores. In fiscal 2007 the focus will remain on increasing comparable store sales as well as increasing the number of stores between 5% and 10%.

Keds sales declined in fiscal 2006 due to planned reductions in value and close-out product and weakness in the women’s core basic Microstretch and Champion product lines as well as certain children’s styles. Keds repositioning of the brand with younger consumers and higher-end retail outlets has reversed the previous trend of gross profit weakness. Keds has a number of strategic initiatives planned for 2007, including the continued repositioning of the Keds brand as an aspirational, authentic brand; to continue to build Grasshoppers through improved product comfort and styling; and to rebuild Keds kids through improved kids only product and women’s product takedowns leveraging its marketing campaign utilizing the actress Mischa Barton. We will also be expanding our distribution in premier department stores and retail formats that target younger consumers.

Saucony was acquired by the Company in September 2005. Saucony designs, develops and markets performance-oriented athletic footwear, athletic apparel and athletic lifestyle footwear. Saucony is well positioned in the core technical running category. Saucony’s strategy for fiscal 2007 is to continue to innovate and evolve the technical running products. Efforts will also be directed toward broadening the style offerings that will be meaningful to consumers and help build sales in future years. The less technical, lower price point athletic product is targeted to be sold in the sporting goods and national retail channels. Saucony is also working to develop aspirational brand positioning to produce a visual identity package that can be incorporated into all world-wide marketing materials. This will allow Saucony to execute a global one voice, one message advertising and brand campaign.

Sperry Top-Sider is continuing to successfully implement its core brand strategy of building “the” global nautical lifestyle brand. They will continue to use the successful “Get Wet” marketing platform in fiscal 2007. Sperry intends to build upon their “Good/Better/Best/Gold” boat shoe product strategy to maintain the brand’s position as a leader in performance boat shoes for men and women and also to influence and broaden the appeal of its casual shoe product offerings. Sperry also plans to build upon its fiscal 2006 successes to continue to increase its share of the women’s market. Additionally, Sperry intends to develop comfort-inspired casuals and cold weather products for men and women to continue to gain year-round distribution in the sporting goods and marine channels.

Tommy Hilfiger Footwear had another challenging year in fiscal 2006. The women’s business continues to perform better than the men’s business. The sale of Tommy Hilfiger Corp. to Apax Partners in 2006 may affect our ability to perform under the license, which expires in December 2008, as they evolve their positioning and strategy. In fiscal 2007, the focus of effort will be toward aligning with Tommy Hilfiger USA on their department store and distribution strategies, and initiatives to regain positioning in this channel.

The Company’s International Division, Stride Rite International Corp. (“SRIC”, a wholly owned subsidiary), currently sells our brands in more than 70 countries around the world, with its subsidiaries located in Canada, the

United Kingdom, the Netherlands and Germany and through distributor and licensing arrangements. In fiscal 2006 we integrated Saucony’s international business into SRIC. In fiscal 2007, the focus will be on building the infrastructure in Europe to allow for sustainable long-term growth of the Company’s brands.

Robeez was acquired by the Company in September 2006. Robeez designs, develops, manufactures and markets soft-soled shoes for infants and children to age four. In 2007 Robeez plans to add to and further refine its relationships with key retailers in the United States and Europe. They will also focus on segmenting product into a “better”/”best” strategy to address the needs of higher-end and mid-tier accounts.

For 2007, the Company expects to have the continued positive momentum of the Stride Rite Children’s retail stores and Sperry Top-Sider brands, plus improved performance by the Keds and Saucony brands. The acquisition of Robeez gives us the world leader in soft-soled leather footwear for babies and young children, which will be fully integrated during fiscal year 2007. The Tommy Hilfiger footwear business, although facing uncertainty, is projected to show improved performance. Our International performance is expected to remain on the current upward trend. Our expectations, which may be affected by future performance, are all subject to changes in fashion trends, economic conditions and other risks and uncertainties, which are more fully described elsewhere in this document.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest impact on our financial statements, therefore we consider these to be our critical accounting estimates. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, markdowns (which reduce revenues), inventory and income taxes; assumptions related to the defined benefit pension plan, assumptions used in the valuation of share-based compensation, assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions; and estimates of future undiscounted cash flows on property and equipment that may be impaired. These areas are subject to the risks and uncertainties described above. Actual results, therefore, could differ from those estimates.

Revenue Recognition

Revenues consist of sales to customers and royalty income. Wholesale revenues and e-commerce revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Royalty income, which accounted for approximately $9.7 million, $8.5 million and $7.9 million in fiscal years 2006, 2005 and 2004, respectively, is recognized when earned. We permit merchandise returns from our customers under certain circumstances and engage in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. Allowances for markdowns and product returns are estimated and recorded at the time revenue is recognized. The buy-down programs are accounted for as a reduction in revenues. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Our procedure for estimating product returns and markdown allowances is based upon our historical experience, product sell-through performance by product and by customer, current and historical trends in the footwear industry and changes in demand for our products. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, visibility into our customers’ inventory levels and ongoing communication with our customers, we believe we are able to identify and reflect in our financial statements in a timely manner variances from previously established estimates.

Reserve for Uncollectable Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. These evaluations, which are performed by our centralized corporate credit department (with the exception of Robeez), include, but are not limited to, analyzing our customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history. We predominantly sell our products to large retailers. Historically, we have not experienced significant losses related to trade receivables. However, there is a risk that some of these retail customers could experience financial difficulties, particularly in a weak economy, that may cause them to extend payment times or to default on their obligations to us. If actual losses differ from estimated losses there will be an effect on net income and liquidity. We believe we have sufficient financial resources and proper tools to mitigate the effect that a large default would have on our ability to continue to operate our business; however, if a large customer were to default on its financial obligation to us, we could experience a decrease in liquidity. In addition to the impact on liquidity, we could also experience a decrease in future revenues and operating margins related to this loss of business.

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

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan. In June 2006, we announced changes to this plan which stopped the accrual of future retirement benefits as of December 31, 2006. Major assumptions used in the accounting for this employee benefit plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the consolidated financial statements.

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

We use the same projected cash flows to determine the duration for the plan (note: duration represents the approximate percentage change in plan liability for a 1% change in the underlying discount rate). This resulting duration can be compared to the different indices reported to help select an interest rate. For example, the Citigroup Pension Liability Index (which produces a single interest rate for a “typical” pension plan) reported a discount rate of 5.65% based on a duration of 16.20 on November 30, 2006. The results of our analysis are as follows:

Defined Benefit Plan:

Duration at 5.75% = 16.86

Interest rate using the Pension Discount Curve = 5.65%

Therefore, under this model the Defined Benefit Plan supports a 5.75% discount rate for fiscal 2006. See Note 10 to the consolidated financial statements for further discussion.

Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine if a valuation allowance is necessary. A valuation allowance has been assigned to certain of our long-term deferred tax assets since we believe it is more likely than not that we will not fully realize the benefits of such tax assets. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such a determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to a future valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances known at that time, while the actual effective tax rate is calculated at year-end. This estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the period in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate. The preparation of federal and state tax returns requires interpretations, judgments and estimates which are subject to the review and audit of taxing authorities. We believe that the results of audits will not materially affect earnings.

Contingencies

The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2006, we renewed the agreement for an additional one-year term, to March 2008. During the first quarter of fiscal 2007, we subsequently entered into an additional extension of the term of the agreement to December 2008. Whether our license with Tommy Hilfiger will remain in effect depends, in part, on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement. During 2006 the parent company of Tommy Hilfiger Licensing, Inc., announced the sale of Tommy Hilfiger Corp. to Apax Partners. We currently believe that no provision is required for costs related to the potential loss of this license. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $93 million in fiscal 2006 and are included in the Tommy Hilfiger Footwear segment, the Other Wholesale footwear segment (specifically the Stride Rite International division), Stride Rite Children’s Group—Retail Division, and the Stride Rite Children’s Group—Wholesale Division.

Accounting for Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. These fair values are calculated by using the Black-Scholes option pricing formula which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. SFAS 123R revised SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective December 3, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, the future compensation cost related to all equity instruments granted prior to, but not yet vested as of adoption is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123. The grant-date fair value of the awards is generally recognized to expense over the service period. Under the provisions of SFAS 123R, the Company is required to include an estimate of the number of the awards that will be forfeited and update based on actual forfeitures. Previously, the Company had recognized the impact of forfeitures as they occurred. In respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of FASB Staff Position No. FAS 123(R)-3 (the “short-cut method”) as of the adoption of SFAS 123R.

Hedge Accounting for Derivatives

The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended in the first quarter of Fiscal 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and interest rates and may enter in derivative transactions, as it deems necessary. The Company did not enter into any derivative transactions in fiscal year 2004. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item, or can be deferred in other comprehensive income, depending on the exposure of the underlying transaction. Gains or losses on forward contracts which do not qualify for special hedge accounting are recorded in current earnings in other non-operating income or expense. Gains and losses that qualify for special hedge accounting are recorded in “Accumulated Other Comprehensive Income (Loss)” in the statement of shareholders’ equity. In fiscal years 2006 and 2005, several of the Company’s foreign subsidiaries had outstanding forward foreign exchange contracts. Refer to note 15 to the consolidated financial statements for additional information.

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

Environmental Costs

The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SoP 96-1”), “Environmental Remediation Liabilities (Including Auditing Guidance)”. Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when the Company learns what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SoP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on Company property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value.

Results of Operations

(52 weeks in 2006 and 2005, 53 weeks in 2004)

	Percent Change
Increase (decrease)	2006 vs. 2005	2005 vs. 2004
Net sales	20.2%	5.3%
Gross profit	26.1%	7.7%
Selling and administrative expenses	22.9%	11.2%
Operating income	42.4%	(7.2)%
Income before income taxes and minority interest	30.6%	(7.2)%
Net income	39.6%	(4.2)%

	Percent to Net Sales
	2006	2005	2004
Gross profit	40.8%	38.9%	38.1%
Selling and administrative expenses	33.3%	32.6%	30.8%
Operating income	7.6%	6.4%	7.2%
Income before income taxes and minority interest	7.0%	6.5%	7.3%
Net income	4.9%	4.2%	4.6%

Fiscal 2006 Compared to Fiscal 2005

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2006	2005 (a)	Percent Change 2006 vs. 2005
Stride Rite Children’s Group—Wholesale	$84.8	$90.9	(6.7)%
Stride Rite Children’s Group—Retail	202.6	177.2	14.3%

Stride Rite Children’s Group	287.4	268.1	7.2%
Keds	112.9	126.6	(10.8)%
Tommy Hilfiger Adult Footwear	54.0	75.0	(28.1)%
Sperry Top-Sider	88.2	73.8	19.5%
Stride Rite International	79.5	42.7	86.4%
Saucony	89.3	16.7	436.0%
Robeez	9.7	—	n/a
Elimination of intercompany sales	(14.2)	(14.7)	n/a

Total net sales	$706.8	$588.2	20.2%

(a)	Certain revised classifications have been made to the fiscal 2005 net sales breakdown to conform to the 2006 classifications.

During fiscal 2006, consolidated net sales increased $118.6 million to $706.8 million, or 20.2% above the sales level achieved in fiscal 2005. The increase in sales is primarily related to the inclusion of a full year of Saucony sales. Fiscal 2005 net sales included eleven weeks of Saucony sales after the date of acquisition. The net sales comparison is also impacted by the acquisition of Robeez, which contributed $9.7 million to the overall increase. Consolidated wholesale net sales increased $90.9 million or 22.3% for the fiscal year 2006, and overall retail sales, including the e-commerce sites, increased $27.7 million or 15.4% when compared to the same period in the prior year.

First quality wholesale gross sales increased by $102.9 million, or 26.2% above the wholesale gross sales level achieved in fiscal 2005. The increase is primarily related to the inclusion of a full year of Saucony sales and the addition of Robeez sales since the date of acquisition in September of 2006. Royalties increased $1.3 million or 15.5% versus 2005. Offsetting these increases were a $4.6 million, or 11.0%, decrease in the sale of promotional products, and a $5.1 million increase in combined discounts, returns and allowances compared to the 2005 fiscal year.

Gross Profit

In fiscal year 2006, our gross profit of $288.7 million increased $59.7 million or 26.1% above fiscal 2005. Our gross profit rate of 40.8% was 1.9 percentage points higher than the comparable period in 2005. The full year impact of the additional Saucony gross profit in fiscal 2006 was the most significant factor contributing to the favorable comparison. The increased sales of higher priced Sperry Top-Sider product in premium and outdoor channels resulted in an $8.5 million increase in gross profit dollars. Also contributing to the improved gross profit dollars was the addition of Robeez during the fourth quarter and the additional gross profit related to the higher level of retail sales, combined with fewer closeout sales and increased royalties. Offsetting a portion of these increases were the lower gross profit dollars caused by the declines in wholesale sales in Keds, Tommy Hilfiger and Stride Rite Children’s Group—Wholesale, certain higher product costs and increased returns and allowances.

Operating Costs

Selling and administrative expenses in fiscal 2006 increased $43.8 million to $235.3 million or 22.9% above the expense level incurred in fiscal 2005. As a percent of net sales, selling and administrative costs were 33.3% in fiscal 2006 compared to 32.6% in fiscal 2005. This increase was principally the result of the inclusion in 2006 of a full year of Saucony expenses versus 11 weeks in the prior year and 13 weeks of Robeez expenses subsequent to the date of acquisition, which combined added $23.5 million in expenses. In addition, fiscal 2006 included $3.4 million of Saucony and Robeez integration expenses. Other significant factors that contributed to the overall increase were an additional $7.1 million in company-owned retail store operating costs, including the net addition of 29 stores in 2006 as well as $5.9 million increase in advertising expenses, with Sperry Top-Sider accounting for most of the increase. Operating costs were also negatively impacted in fiscal year 2006 by the expensing of share-based compensation related to the adoption of the new accounting standard, SFAS No. 123(R), “Share-Based Payment” in the fiscal 2006 first quarter. The pre-tax expense specifically related to SFAS 123(R) was $3.2 million for fiscal 2006. Offsetting a portion of these increased costs were lower corporate headquarter occupancy costs and reductions in information technology expenses. Operating costs are planned to increase in fiscal 2007 due principally to retail store expansion, increased advertising costs, investment in European operations and the impact of a full year of Robeez expenses.

Other Income and Taxes

Other income (expense) decreased earnings by $3.8 million in fiscal 2006 versus an increase to earnings of $0.5 million in fiscal 2005. Investment income related to the Company’s cash equivalents and marketable securities was $1.2 million for fiscal 2006, which decreased $0.2 million compared to fiscal 2005. Comparisons of investment income are negatively impacted by lower average cash balances subsequent to the acquisition of Saucony, partially offset by the higher interest rates on investments in 2006. Interest expense, which is related to borrowing under the revolving credit agreement, increased $3.7 million in fiscal 2006, as the Company had outstanding borrowings for the entire fiscal year compared to eleven weeks of borrowing during fiscal 2005. The weighted average interest rate for fiscal 2006 was 6.80%.

In fiscal 2006, the provision for income taxes increased $1.9 million due to an increase in pre-tax income, somewhat offset by the impact of a lower effective tax rate. Our effective income tax rate was 30.9% in fiscal 2006 versus 35.4% in fiscal 2005. The lower effective tax rate is primarily related to the favorable outcome of a state tax audit in the second quarter of fiscal 2006 which resulted in a net tax benefit of $4.2 million. The reversals positively impacted the effective income tax rate for fiscal 2006 by 8.5%, net of federal benefit. We expect that our effective income tax rate will be approximately 38% in fiscal 2007 as we return to more normal levels.

Minority Interest in Loss of Consolidated Subsidiary

In fiscal 2005, the minority interest in loss of consolidated subsidiary represented a minority shareholders’ allocable share of Saucony Canada, Inc. The minority ownership percentage of Saucony Canada, Inc. was 5.0% of the subsidiary. We purchased the remaining interest during the second quarter of fiscal 2006.

Net Income

We earned $34.3 million in fiscal 2006, an increase of $9.7 million or 39.6% as compared to the fiscal 2005 net income amount. The increase in earnings in fiscal 2006 resulted from increases in net sales and gross profit primarily due to the acquisitions of Saucony and Robeez and higher net sales at Children’s Group—Retail and Sperry Top-Sider in combination with the effect of a lower income tax rate. These positive factors were able to offset the corresponding increases in operating expenses and interest expense. The lower tax rate resulted from the reversal of certain prior period reserves for income tax exposures that are no longer required based on the favorable outcome of a state tax audit.

Segments Review

In September 2005 the Company acquired Saucony, Inc. During the 2006 fiscal year, Saucony’s operations were integrated into the existing operations of the Company. As a result, during the first quarter of fiscal 2006, the Company re-assessed its operating and reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The changes to the Company’s segments were as follows: the Stride Rite Children’s Group—Retail Division includes the Saucony factory outlet stores (15 stores as of December 1, 2006); Saucony’s international operations are included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment and the Saucony domestic footwear division, which includes the Hind unit, is also aggregated into the Other Wholesale Footwear reportable segment.

In September 2006, the Company completed its acquisition of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group (“Robeez”) pursuant to a Share Purchase Agreement. At that time, Robeez became our wholly-owned subsidiary. Robeez’ results of operations have been included in our results since the date of acquisition. Robeez has been reported as a separate segment in fiscal 2006, based on management’s evaluation of the business for the purposes of assessing performance and allocating resources.

Stride Rite Children’s Group—Retail

The net sales of the Stride Rite Children’s Group—Retail company-owned stores increased 14.3% in fiscal 2006 as compared to the prior year. Sales at comparable Children’s Group retail stores (open for 52 weeks in each fiscal year) increased 3.4% during fiscal 2006. Driving this increase was the increase in new stores and the full year impact of the Saucony retail outlets coupled with the performance of new product introductions in the children’s shoe stores. Another factor contributing to the sales increase was improved inventory selections in our outlet stores. At the end of fiscal 2006, the Stride Rite Children’s Group—Retail operated 318 stores. This is a net increase of 29 Stride Rite stores, or 10% from the end of the same period in the prior year. During fiscal 2006 the Company opened 33 new Stride Rite stores, subsequently closed 3 underperforming Saucony outlet store locations and closed 1 underperforming children’s shoe store. The Stride Rite Children’s Group—Retail operated 15 Saucony outlet stores, which excludes 2 stores in Canada operated by the Stride Rite International Division, at the end of fiscal 2006. Current plans call for a 5% to 10% increase during fiscal year 2007 in the number of Children’s Group retail stores and the closing of 10 underperforming retail locations in fiscal 2007 with the majority of them expected to be Saucony outlet stores. We anticipate this positive sales trend will continue in 2007.

The Stride Rite Children’s Group—Retail operating income increased due to a combination of both higher sales and a slightly improved gross profit percentage versus the prior year. Offsetting the increased operating income were higher store operating expenses in fiscal 2006, primarily related to the additional number of stores and certain increased indirect store costs.

Stride Rite Children’s Group—Wholesale

Net sales decreased 6.7% during fiscal 2006 as compared to the prior year. This decrease was primarily attributable to decreased sales of first quality products, mainly in the Tommy Hilfiger and Munchkin product lines. Net sales were also negatively impacted in the department store channel by the merger of May Company and Federated Department Stores and lower volume in certain licensed partner accounts. Offsetting a portion of these decreases were higher sales of Sperry Top-Sider and Børn children’s products and lower returns and allowances. We are projecting an improved sales trend in 2007 although we still project a sales decline.

The Stride Rite Children’s Group—Wholesale operating income declined slightly versus the prior year. The decline was primarily related to the impact of the lower net sales and the corresponding reduction in gross profit dollars being somewhat offset by decreases in certain operating expenses.

Tommy Hilfiger Footwear, Inc.

The net sales of Tommy Hilfiger footwear men’s and women’s products decreased by 28.1% during fiscal 2006. This was primarily attributable to a downward trend in both women’s products and sales to department stores due in part to consolidation. Under this license, we are projecting an improved sales trend although still a sales decline in 2007 versus the sales decline in 2006 based in part on the repositioning efforts of the new Tommy Hilfiger Corporation ownership.

The Tommy Hilfiger operating loss increase versus prior year was primarily related to the effect of the lower net sales and the corresponding reduction in gross profit dollars. The improved gross profit rate and lower operating expenses versus the prior year could not fully offset the gross profit impact of the lower sales.

Other Wholesale Footwear

The overall increase in sales of the Other Wholesale Footwear segment was primarily attributable to the addition of Saucony as well as increased sales of Sperry Top-Sider products and Stride Rite International which now includes the foreign distribution of Saucony products. Saucony’s domestic sales increased by $72.7 million with the fiscal 2006 results benefiting from a full year of sales compared to the prior year results which contained only the 11 weeks of sales after the date of acquisition. Sales of Saucony technical running products were strong in the specialty run retail channel. The Sperry Top-Sider sales increase was the result of strong performance of men’s and women’s products in most retail channels. Their positive momentum should continue into 2007. The Stride Rite International division’s net sales growth in fiscal 2006 was the result of strong sales of Saucony products in Canada and Europe and Tommy Hilfiger sales increases in Canada and Latin America, Keds sales increases in Canada and in Europe. We expect that the full year sales comparisons of fiscal 2007 versus 2006 should result in much less significant growth for Saucony and International. The overall sales increase in this segment was partially offset by a decrease in Keds domestic sales.

The Keds sales decline during fiscal 2006 versus the same period last year was partially attributable to a decrease in core products in the mid-tier and value sales channels. We have continued to add new distribution in the younger-oriented specialty stores and premier department stores. These updated product offerings have performed well. We anticipate an improved sales trend in 2007 compared to 2006.

The increased operating income versus the prior year in this segment was primarily the result of the addition of Saucony and sales increases in Stride Rite International and Sperry Top-Sider. The increase was somewhat offset by a lower gross profit performance of Saucony in the first quarter of 2006 resulting from the flow through of the remaining purchase accounting write-up of acquired inventory to fair value.

Robeez

Robeez sales for the 13 weeks since the September 5, 2006 acquisition were $9.7 million. During the same time period Robeez recorded operating income of $.4 million, which includes the negative gross profit impact resulting from the flow through of $0.9 million, pre-tax, of the purchase accounting write-up of inventory to fair value.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

The breakdown of net sales is as follows:

(In millions, except percentages)	2005 (a)	2004 (a)	Percent Change 2005 vs. 2004
Stride Rite Children’s Group—Wholesale	$90.9	$96.5	(5.7)%
Stride Rite Children’s Group—Retail	177.2	157.2	12.7%

Stride Rite Children’s Group	268.1	253.7	5.7%
Keds	126.6	140.4	(9.8)%
Tommy Hilfiger Footwear	75.0	88.2	(15.0)%
Sperry Top-Sider	73.8	58.9	25.4%
Stride Rite International	42.7	27.1	57.3%
Saucony	16.7	—	n/a
Elimination of intercompany sales	(14.7)	(10.0)	n/a

Total net sales	$588.2	$558.3	5.3%

(a)	Certain revised classifications have been made to the fiscal 2005 and fiscal 2004 net sales breakdown to conform to the 2006 classifications.

The 2005 fiscal year contained 52 weeks compared to 53 weeks in fiscal 2004.

Beginning in the first quarter of fiscal 2006 Saucony was integrated into the operations of the Company. As a result of this process the Saucony outlet stores are included in Stride Rite Children’s Group—Retail. Saucony sales outside of the U.S. are included in Stride Rite International and the remaining business is included in Saucony. The 2005 net sales in the above table have been restated to reflect these changes. During fiscal 2005, consolidated net sales increased $29.9 million to $588.2 million, or 5.3% above the sales level achieved in fiscal 2004. The addition of Saucony contributed $23.2 million to the overall increase. Excluding Saucony, revenues related to the Company’s wholesale brands decreased $11.2 million, or 2.8% compared to fiscal 2004 while overall retail sales increased $17.8 million or 11.1% when compared to fiscal 2004.

Excluding Saucony, first quality wholesale gross sales decreased by $11.5 million, or 3.3% below the wholesale gross sales level achieved in fiscal 2004. In addition, closeout sales decreased $11.7 million, or 22.7% from the comparable period in 2004. Offsetting these decreases was a $5.0 million, or 13.9% increase in the sale of promotional products, a $0.5 million increase in royalties and a $7.6 million decrease in returns and allowances compared to the 2004 fiscal year. The increase in royalty income was primarily the result of the Champion footwear license. The decrease in returns and allowances was a result of fewer product conversions and better product performance with our retailers. This net decrease from wholesale net sales was offset by the strong Stride Rite Children’s Group-Retail store sales comparisons to last year and the addition of Saucony net sales in the fourth quarter which resulted in an overall increase of $29.8 million in consolidated net sales.

Gross Profit

In fiscal year 2005, our gross profit of $229.0 million increased $16.4 million or 7.7% above fiscal 2004. Our gross profit rate of 38.9% was 0.8 percentage points higher than the comparable period in 2004. Saucony gross profit contributed $4.0 million to the favorable comparison, net of a $5.4 million pre-tax expense related to the flow through of the purchase accounting inventory write-up to fair value. Keds’ strategic decision to position their brand as a higher priced product in better channels resulted in a $3.8 million increase in gross profit dollars as a result of the improvement in their quality of wholesale sales. Also contributing to the improved gross profit dollars was the additional gross profit related to the higher level of retail sales, combined with declines in returns and allowances and increased royalties. Offsetting a portion of these increases were the lower gross profit dollars caused by the declines in wholesale sales at Tommy Hilfiger and Stride Rite Children’s Group—Wholesale, certain higher product costs and increased inventory obsolescence costs in the Stride Rite Children’s Group—Wholesale segment and the Stride Rite International division.

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

Other Income and Taxes

Other income (expense) increased earnings by $0.5 million in fiscal 2005 versus a similar increase in fiscal 2004. Investment income decreased by $0.3 million in fiscal 2005. Comparisons of investment income are negatively impacted by lower average cash balances subsequent to the acquisition of Saucony and are offset by the higher interest rates on investments that occurred in 2005. Interest expense, which is related to borrowing under the revolving credit agreement, was higher by $0.9 million in fiscal 2005, as there were no borrowings during fiscal 2004. The weighted average interest expense for fiscal 2005 was 5.1%. Other income (expense), net was higher in fiscal 2005 as the prior year amount included greater expenses related to the performance of a Company owned life insurance program in fiscal 2004.

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

Minority Interest in Loss of Consolidated Subsidiary

The minority interest in loss of consolidated subsidiary represents a minority shareholders’ allocable share of Saucony Canada, Inc. The minority ownership percentage of Saucony Canada, Inc. was 5.0% of the subsidiary. We purchased the remaining interest during the second quarter of fiscal year 2006.

Net Income

We earned $24.6 million in fiscal 2005, a decrease of $1.1 million or 4.2% as compared to fiscal 2004’s net income amount. The decrease in earnings in fiscal 2005 resulted from higher selling and administrative expenses, which offset the overall increases in net sales and gross profit and the effect of a lower income tax rate. Included in the 2005 net income is an after-tax expense of $3.5 million related to the additional cost of goods sold due to the flow through of a portion of the purchase accounting inventory write-up to fair value recorded as part of the Saucony acquisition.

Segments Review

In September 2005, the Company completed its acquisition of Saucony, Inc. pursuant to an Agreement and Plan of Merger. At that time, Saucony became our wholly-owned subsidiary. Saucony’s results of operations have been included in our results since the date of acquisition. In our initial filing after the acquisition, Saucony had been reported as a separate segment in fiscal 2005, based on management’s evaluation of the business for the purposes of assessing performance and allocating resources. After completion of the Saucony integration and an analysis of reportable segments, certain pieces of the 2005 Saucony business have been reclassified within the Stride Rite Children’s Group—Retail and Other Wholesale Footwear segments.

Stride Rite Children’s Group—Retail

The net sales of the Stride Rite Children’s Group—Retail company-owned stores increased 12.7% in fiscal 2005 as compared to the prior year. Sales at comparable Children’s Group retail stores (open for 52 weeks in each fiscal year) increased 5.2% during fiscal 2005. Driving this increase in the comparable stores category was the performance of “Baby Stages” products and other new product introductions in the children’s shoe stores, as well as improved inventory selection in outlet stores. During the 2005 fiscal year, two Shoe Buzz stores, which did not meet our performance expectation, were converted to outlet stores. At the end of fiscal 2005, the Stride Rite Children’s Group—Retail operated 271 stores and 18 Saucony outlets. Excluding Saucony, this is a net increase of 20 stores, or 8.0% from the end of the same period in the prior year.

The Stride Rite Children’s Group—Retail operating income increased due to a combination of both higher sales and an improved gross profit percentage versus the prior year. Offsetting the increased operating income were higher store operating expenses in fiscal 2005, primarily related to the additional number of stores and certain increased indirect store costs.

Stride Rite Children’s Group—Wholesale

Net sales decreased 5.7% during fiscal 2005 as compared to the prior year. This decrease was primarily attributable to decreased sales of first quality products, mainly in the Tommy Hilfiger and Munchkin product lines, as well as a decrease in closeout products sales. Offsetting a portion of these decreases were higher sales of both Børn Kids and promotional products.

The Stride Rite Children’s Group—Wholesale operating income declined slightly versus the prior year. The decline was primarily related to the impact of the lower net sales and the corresponding reduction in gross profit dollars being largely offset by decreases in operating expenses.

Tommy Hilfiger Footwear, Inc.

The net sales of Tommy Hilfiger footwear men’s and women’s products decreased by 15.0% during fiscal 2005. This was primarily attributable to a significant reduction in the men’s business across all channels of distribution and a downward trend in both women’s products and sales to department stores. In addition, the Tommy “H” product line was discontinued in 2005 and represented $1.3 million of the net sales decline versus the prior year.

The Tommy Hilfiger higher operating loss versus prior year was primarily related to the effect of both the lower sales in fiscal 2005 combined with a decrease in the gross profit rate as compared to 2004. Operating expenses, although reduced in 2005 versus the prior year, could not offset the gross profit impact of the lower sales.

Other Wholesale Footwear

The increase in sales of the Other Wholesale Footwear segment was primarily attributable to the addition of Saucony and the increase in sales of the Sperry Top-Sider product line. The Sperry Top-Sider increase was largely the result of strong sales of men’s boat shoes and the overall women’s product line. The significant growth in the Sperry Top-Sider men’s product sales in 2005 resulted from increases in the premium department store, family shoe store and outdoor channels. The women’s business had expanded retail distribution in the better department store, independent and outdoor channels, which resulted in increased sales of boat shoes, nautical casuals and canvas. As planned, the Keds sales decline versus last year was in the moderate and value retail sales channels and was primarily due to the strategic repositioning of the Keds brand as a higher-priced product line with improved styling, with less casual styles and an increased focus on basic core styles. Keds had two remaining retail stores, one which closed during fiscal 2006 and the other that was converted to a Stride Rite store. Keds repositioned the brand in 2005; returning to its historical position as a sneaker brand with an athletic heritage and targeting the younger consumer by utilizing the brand spokesperson, Mischa Barton. The Stride Rite International division’s net sales growth in fiscal 2005 also contributed to the increase in sales of the Other Wholesale Footwear segment. This was the result of strong sales of Tommy Hilfiger footwear in Latin America, Keds footwear in Europe and Asia, and Sperry Top-Sider in Europe and South Africa.

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

Liquidity and Capital Resources

At the end of fiscal 2006, our balance sheet reflected a current ratio of 3.6 to 1 with $54.2 million in long-term debt. Our cash and cash equivalents totaled $17.5 million at December 1, 2006, a decrease of $15.6 million from the total cash and cash equivalents of $33.1 million at the end of fiscal 2005. This decrease in our cash balance was primarily the result of the acquisition of Robeez, which was completed on September 5, 2006.

During fiscal 2006, our operations generated $39.5 million of cash, less than the operating cash flows of $42.9 million in fiscal 2005 and slightly less than the $40.6 million in fiscal 2004. Our accounts receivable balance of $75.3 million, increased $11.9 million from the year earlier levels. The increase in accounts receivable is primarily due to the addition of Robeez and the overall increase in net sales. At December 1, 2006, our DSO totaled 41 days, an increase compared to the DSO of 39 days at year-end 2005 and the DSO of 37 days at year-end 2004. The increase in DSO from last year is related to the additional sales of Saucony which generally offers somewhat longer credit terms to their customers. Partially offsetting this increase is the impact of reductions in customer chargebacks. Year-end inventories totaled $119.9 million, which was $3.8 million or 3.3% higher than the $116.1 million at fiscal year-end 2005. The inventory increase in fiscal 2006 related primarily to the addition of Robeez and the addition of 29 net Stride Rite retail stores. During fiscal year 2006, our inventory turnover averaged 3.5 times, lower than both the turnover rates of 3.7 times during fiscal 2005 and 4.2 times realized in fiscal 2004. The decrease in inventory turnover relates primarily to lower than anticipated sell-in of current line merchandise in the 2006 Spring season, coupled with the increase in retail stores which generally have a lower inventory turnover rate than our wholesale businesses.

Additions to property and equipment totaled $15.6 million in fiscal 2006 compared with $9.0 million in fiscal 2005 and $7.1 million in fiscal 2004. This increase in capital spending versus last year is primarily attributable to the renovation of existing retail locations and the higher number of store openings in fiscal 2006. Capital expenditures in fiscal 2006 included $9.1 million related to both new retail stores and the renovation of existing retail locations, $2.4 million related to leasehold improvements of our corporate headquarters and $1.1 million related to information technology expenditures. During fiscal 2006 we opened 33 Children’s Group retail stores. In fiscal years 2005 and 2004 we opened 26 and 24 new retail stores, respectively. During the 2007 fiscal year, our current plans call for an increase of 5% to 10% in the number of retail stores. In fiscal year 2007, we are planning capital expenditures of approximately $13.5 million. The opening of new stores and the renovation of existing stores are the most significant areas of capital spending planned for fiscal 2007. In addition, our 2007 capital spending is planned to include improvements within our warehousing and distribution facilities in the United States, Canada and the Netherlands, as well as our brand’s trade show booths. Funding for our capital expenditures is expected to be provided by our operations and our revolving credit facility. If business conditions are not favorable and do not allow for the funding of capital purchases from either our operations or through borrowings, our plans will be reevaluated.

Our pension liabilities increased $1.8 million compared to fiscal 2005. These pension liabilities are developed from actuarial calculations and valuations. Inherent in these valuations are assumptions, including discount rates and the expected return on plan assets. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. The expected rate of return remained constant in fiscal 2006 at 8.50%. Due to the long-term nature of this assumption, it is not expected that the rate of return percentage will vary yearly. The expected long-term rate of return for fiscal year 2007 will also be 8.50%. The discount rate used for the calculation of plan liabilities at fiscal year-end 2006 was 5.75%, which is consistent with the rate used in fiscal 2005. We consider market conditions, including changes in interest and investment rates, in developing these assumptions. At fiscal year-end 2006, our pension liability totaled $15.5 million. This liability was created by the shortfall of plan assets versus the accumulated benefit obligation. Pension expense, a non-cash item, for fiscal 2006 was $3.8 million and it is expected to decrease in fiscal 2007 to approximately $1.1 million. During the 2006 fiscal year, we did not make a contribution to the Company’s defined benefit pension plan. There are no current plans in fiscal year 2007 to make any additional contributions to the pension plan. On June 29, 2006, the Company announced changes to its defined benefit pension plan effective December 31, 2006 and also that it would significantly increase matching contributions to its defined contribution plan beginning January 1, 2007. These changes include stopping the accrual of future benefits in the Company’s defined benefit pension plan and fully preserving all retirement benefits that employees will have earned as of December 31, 2006. The defined contribution plans were redesigned to increase the Company match from 3% of pay up to 6% of pay and to allow all participants to make full use of the maximum statutory deferral limits. See Note 10 to the consolidated financial statements for further discussion.

During fiscal year 2006 we returned $21.0 million to stockholders through share repurchases and cash dividends. This is up from the $15.7 million returned to stockholders in the prior year as we spent $12.2 million in fiscal 2006 to repurchase approximately 908 thousand common shares under our share repurchase program. Over the three-year period ended December 1, 2006, we repurchased a total of approximately 5.5 million common shares at an aggregate cost of $62.2 million. As of December 1, 2006, we have approximately 3.0 million shares remaining on our share repurchase authorization approved by the Board of Directors in June 2004. We will continue to evaluate opportunistic share repurchases during the 2007 fiscal year. We have paid a dividend to our stockholders each quarter since the Company’s initial listing on the New York Stock Exchange in 1961. We used $8.8 million of cash for dividend payments during fiscal 2006, which was an increase from the $7.9 million used in fiscal 2005 and the $7.7 million in fiscal 2004. Effective with the dividend to be paid on March 15, 2007, the Board of Directors increased the quarterly dividend from $.06 to $.07 per share of Common Stock. Previously and effective with the dividend paid on June 15, 2005, the Board of Directors increased the quarterly dividend from $.05 to $.06 per share of Common Stock. Funds for these share repurchases and dividends were provided from internal sources. There are generally no restrictions on our ability to continue to pay our quarterly dividend, except that our revolving credit agreement, entered into on September 16, 2005, contains a debt covenant limiting restricted payments including dividend payments to no more than $25.0 million annually unless the leverage ratio as defined in the revolving credit agreement is below 2.0 to 1.0. We do not, however, believe that this restriction will impact our ability to continue to make dividend payments.

During the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including the market risk associated with interest rate movements on short-term borrowings and cash equivalents. Additionally, economic conditions in countries where we source our products could negatively affect future inventory purchase commitments. We purchase substantially all of our inventory from outside the United States. As these purchases are primarily denominated in U.S. dollars, we are not directly subject to foreign currency exchange rate fluctuations. Our Saucony, Inc. and Robeez Footwear, Ltd. subsidiaries have historically used forward foreign exchange contracts to hedge a portion of their Canadian and European foreign exchange risk relating to net sales. We expect to continue that practice during the 2007 fiscal year. We utilize cash from operations, short-term investments and, if necessary, short-term borrowings to fund our working capital and investment needs.

In addition to internal sources of funding, we entered into a five year revolving credit facility on September 16, 2005 with nine banks. The facility provides for collateralized revolving loans up to $275.0 million, of which $200.0 million is currently committed. The facility also includes a $75.0 million sub-limit for the issuance of letters of credit and a $15.0 million sub-limit for swing line loans which fund short term working capital requirements. In September 2005, $85 million was borrowed under the revolver to pay a portion of the purchase price, fees and expenses in connection with the acquisition of Saucony, Inc. and for working capital and general corporate purposes. In August 2006, $17 million was borrowed to pay a portion of the purchase price, fees and expenses in connection with the acquisition of Robeez Footwear, Ltd. As of December 1, 2006, there was $54.2 million outstanding under the revolver and $0 under the sub-limit for swing line loans. Under the revolving credit facility, interest rates and facility fees are determined according to a pricing grid providing a margin rate over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the Bank of America prime rate). The applicable fees and margins are determined by the Company’s leverage ratio which is defined as consolidated total funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). At year-end 2006, we had $145.8 million available for borrowing under our revolving credit line. From October 2002 through September 2005, we maintained a three-year, revolving credit agreement with four banks providing for loans of up to $75.0 million. This revolving credit agreement was terminated on September 16, 2005. During fiscal 2004 and fiscal 2005, prior to the agreement’s termination, we did not make any borrowings under the revolving credit agreement in place at that time.

Refer to the Form 8-K that was filed by the Company with the Securities and Exchange Commission on September 22, 2005 for additional information on the revolving credit facility.

Our significant financial obligations as of December 1, 2006 are as follows:

	Cash Payments Due During the Fiscal Years
Financial Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases	$22,007	$20,380	$18,840	$15,802	$13,258	$35,776	$126,063
Open account purchase orders for inventory	2,419	—	—	—	—	—	2,419

Total financial obligations	$24,426	$20,380	$18,840	$15,802	$13,258	$35,776	$128,482

Amounts committed under off-balance sheet arrangements as of December 1, 2006 are as follows (in thousands):

Letters of Credit	$49,616
Forward foreign exchange contracts	4,916

$54,532

We use letters of credit to facilitate purchases of inventory with a significant number of our suppliers.

We use forward foreign exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts are used by certain of the Company’s foreign subsidiaries. The purpose of the contracts is to protect the subsidiaries’ cash flows from fluctuations in currency exchange rates as they relate to purchase and sale commitments.

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

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies that a “conditional asset retirement obligation”, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within control of an entity. The interpretation also clarifies that an entity should record the fair value of such a liability when it can be reasonably estimated. The entity shall recognize such a liability as a cumulative change in accounting principle. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005; therefore effective at the Company’s 2006 fiscal year end. The Company has evaluated the provisions of FIN 47 and determined the impact on our financial position, results of operations, and cash flows to be immaterial.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB No. 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: i) the error is quantified as the amount by which the income statement is misstated and ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 concludes that a Company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006. The Company has evaluated the provisions of SAB No. 108 and determined the impact on our financial position, results of operations, and cash flows to be immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit pension plans to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. It also requires companies to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components or net periodic benefit cost pursuant to FASB Statement No. 87; to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position; and to disclose in the notes to the financial statements certain other information. The provisions of this statement are effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the provisions of SFAS 158 to have a material impact on its financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB interpretation No. 48 (“FIN48”) “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006; the Company’s first quarter of fiscal 2008. The Company is currently evaluating the provisions of FIN 48 to determine the impact on our financial position, results of operations and cash flows.

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

We have available a $275.0 million collateralized revolving line of credit, of which $200.0 million is currently committed. Borrowings under this revolving credit facility bear interest at variable rates based on LIBOR plus an applicable spread or an alternate base rate. At December 1, 2006, $54.2 million was outstanding under this credit facility. If interest rates were to change by 100 basis points, it would change the annual interest expense on the year-end borrowing amount by $542 thousand.

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

We periodically enter into forward foreign exchange contracts in the ordinary course of business to economically hedge firm and anticipated intercompany purchase and sale commitments denominated in currencies other than our subsidiaries’ local currencies. Several of our foreign subsidiaries’ footwear inventory purchases are denominated in U.S. dollars, which exposes them to changes in foreign exchange rates. The purpose of our currency hedging is to protect our local currency cash flows related to these commitments from fluctuations in foreign currency movements. Transactions covered by hedge contracts include intercompany payables. The principal currencies we hedge are the Canadian dollar, British Pound Sterling and Euro. The contracts have no cash requirements until maturity. Credit risk is minimal as the foreign exchange contracts are with major banking institutions. The fair value of our forward exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward exchange contracts is the estimated amount that we would pay or receive upon termination of the contract, taking into account the change in the currency exchange rates. As of December 1, 2006, the notional value of our forward exchange contracts was $4.9 million. We do not designate our foreign exchange contracts to be effective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended. Accordingly, changes in the value of such hedges are recorded in our consolidated statements of income as non-operating other income (expense). We recorded a $103 thousand gain and a $25 thousand gain as non-operating other income in fiscal 2006 and 2005 earnings, respectively. The fair value of outstanding forward exchange contracts is a $59 thousand loss as of December 1, 2006. The effect of a 10% depreciation in the U.S. dollar year-end currency exchange rates related to the forward exchange contracts as of December 1, 2006 would result in a loss on forward exchange contracts of approximately $511 thousand at December 1, 2006. Losses on our forward exchange contracts resulting from changes in currency exchange rates will be partially offset by gains on the exposures being hedged. The calculations of the hypothetical 10% depreciation in the year-end exchange rates assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate for another and do not factor in any potential effects that changes in currency rates may have on the translation of the statement of income, sales volume and prices and on local currency costs.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by Item 8 is included in pages F-1 through F-31 and page S-1 attached to this report. An index to the Financial Statements appears in Item 15 to this report.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 1, 2006.

We have excluded Robeez Footwear, a wholly owned subsidiary, from our assessment of internal control over financial reporting as of December 1, 2006 because it was acquired by us in a purchase business combination during fiscal 2006. The excluded elements represent controls over accounts of approximately 2% of the consolidated assets, 6% of the consolidated liabilities, 1% of the consolidated revenues, and 1% of consolidated operating expenses. Robeez footwear will be included in our fiscal 2007 evaluation.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information concerning our Directors, additional information regarding certain executive officers, information regarding the Company’s Code of Ethics, and other information required by Item 10 of Part III of this report shall be included in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year and is incorporated herein by reference. The information with respect to our executive officers listed below is as of February 2, 2007.

Name	Position with Stride Rite	Age
David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer of Stride Rite since joining Stride Rite in November 1999. Prior to joining Stride Rite, Mr. Chamberlain was Chairman of the Board of Genesco, Inc., a footwear company, from 1994 to 1999 and President and Chief Executive Officer of Genesco, Inc. from 1994 to 1996.	63

Yusef Akyuz	Senior Vice President and Chief Information Officer of Stride Rite since November 2000. Previously, Mr. Akyuz was Vice President and Chief Information Officer at The Timberland Company, a footwear and apparel company, from June 1996 to November 2000.	56

Frank A. Caruso	Chief Financial Officer of Stride Rite since May 2001. Previously, Mr. Caruso was Vice President—Finance and Operations from January 2001 until May 2001. Mr. Caruso was Vice President and Corporate Controller from January 1998 until June 2001. Prior to that, Mr. Caruso was Vice President and Controller of Parametric Technology Corporation, a software company, from June 1997 to December 1997 and Senior Vice President, Finance and Operations, of The Keds Corporation from June 1990 to June 1997.	53

Janet M. DePiero	Senior Vice President of Human Resources of Stride Rite since April 2003. Previously, Ms. DePiero was Vice President of Human Resources of Stride Rite from March 1997 to April 2003, Director of Compensation and Benefits of Stride Rite from October 1995 to February 1997 and Manager of Compensation and Benefits of Stride Rite from December 1991 to September 1995.	45

Gordon W. Johnson, Jr.	Treasurer of Stride Rite since February 2001. Previously, Mr. Johnson was Assistant Treasurer of Stride Rite from May 1988 to February 2001.	52

Thomas Montgomery	Senior Vice President and General Manager, Stride Rite Sourcing International, Inc. since April 2006. Prior to joining Stride Rite, Mr. Montgomery was Group Vice President of Kenneth Cole from July 2004 to March 2006 and Vice President of The Timberland Company from October 1997 to December 2003.	53

R. Shawn Neville	President, The Keds Corporation, since July 2004. Prior to joining Stride Rite, Mr. Neville was President and CEO of Footstar’s athletic division, including the management of their retail division, Footaction, USA, from 1999—2004. Previous to that position, Mr. Neville worked for Reebok International in senior marketing, sales and general management roles including VP of US Marketing, VP of US Sales, President, Reebok France, and Senior Vice President, Reebok North America, from 1994—1999.	44

Name	Position with Stride Rite	Age
Charles W. Redepenning, Jr.	General Counsel and Secretary of Stride Rite since March 1998 and President of Stride Rite International Corp. since December 1999. Prior to joining Stride Rite, Mr. Redepenning was Senior Vice President, General Counsel and Secretary of Daka International, Inc., a multi-national food service and restaurant corporation, from 1989 to 1998.	50

Craig L. Reingold	President, Sperry Top-Sider, Inc., since August 2001. Prior to joining Stride Rite, Mr. Reingold worked for Arroyo & Coates, a commercial real estate service company, from September 2000 to August 2001. Previous to that position, Mr. Reingold was Vice President of Sales for Ariat International, a footwear company, from July 1994 to September 2000.	51

Pamela J. Salkovitz	President, Stride Rite Children’s Group, Inc., since July 2002. Previous to this position, Ms. Salkovitz was President, Retail of Candies’ Inc. from June 2001 to May 2002, and Group President, Value Division of Nine West Group/Jones New York from 1996 to May 2001.	48

Richard T. Thornton	President and Chief Operating Officer, The Stride Rite Corporation since July 2003. Previously, Mr. Thornton was President, Tommy Hilfiger Footwear, Inc., from January 2001 to July 2003, Vice President—Operations of Stride Rite from August 1999 to December 2000, and was Senior Vice President—Finance, Operations and Merchandising of Tommy Hilfiger Footwear, Inc. from September 1998 to August 1999. Prior to joining Stride Rite, Mr. Thornton was Vice President, Finance, of the Greg Norman division of Reebok International, Ltd. from December 1997 to August 1998, Vice President of Operations of BMB Associates, a computer company, from March 1997 to December 1997, and General Manager of Boston Whaler from September 1984 to March 1997.	54

Richard J. Woodworth	President, Saucony, Inc. since August 2006. Previously, Mr. Woodworth was President of Tommy Hilfiger Footwear, Inc. from July 2003 to August 2006. Prior to joining Stride Rite, Mr. Woodworth was Principal for his own consulting practice of Woodworth Group from 2000 to 2002, President of League Enterprises for the National Hockey League from 1999 to 2000, and President and Chief Executive Officer of the Greg Norman Collection, a division of Reebok International, LTD, from 1991 to 1999.	49

These executive officers are generally elected at the Board of Directors’ meeting held in conjunction with our Annual Meeting of Stockholders and serve at the pleasure of the Board.

Item 11. Executive Compensation.

The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

The information concerning Principal Accountant Fees and Services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements and Schedule.

15(a)1 and 15(a)2. Financial Statements and Schedule. The following financial statements and financial statement schedules are included as a part of this report in the pages indicated:

15(a)3. Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

Exhibit No.		Description of Exhibit
2	(i)	Agreement and Plan of Merger among the Registrant, OC, Inc. and Saucony, Inc. dated as of June 1, 2005. This document was filed as Exhibit 2.1 to the Registrant’s Form 8-K on June 3, 2005 and is incorporated herein by reference.

2	(ii)	Share Purchase Agreement between Sandra Wilson, Greg Garrett, Lorne Fingarson, The Wilson Family Trust NO. 1, The Garret Family Trust NO. 1, The Fingarson Family Trust NO. 1, 0740613 B.C. LTD. And 0753831 B.C. LTD. and The Stride Rite Corporation and Stride Rite Canada Limited dated as of September 5, 2006. This document was filed as Exhibit 2.1 to the Registrant’s Form 8-K on September 12, 2006 and is incorporated herein by reference.

3	(i)	Restated Articles of Organization of the Registrant with amendments thereto through November 28, 1986, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3	(ii)	Articles of Amendment dated April 7, 1987 to Restated Articles of Organization, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3	(iii)	Articles of Amendment dated December 16, 1987 to Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3	(iv)	Articles of Amendment dated December 3, 1991 to the Restated Articles of Organization of the Registrant, incorporated by reference from Exhibit 4(i) to the Registrant’s Form S-8 filed on October 25, 1996.

3	(v)	Certificate of Vote of Directors establishing a series of a Class of Stock dated as of June 18, 1997 and is incorporated herein by reference.

3	(vi)	By-laws of the Registrant, as amended. This document was filed as Exhibit 3 of the Registrant’s Form 10-Q for the fiscal period ended June 1, 1990 and is incorporated herein by reference.

4	(i)	Reference is made to Exhibits 3(i), (ii), (iii) and (iv) referred to above, which are expressly incorporated herein by reference.

Exhibit No.		Description of Exhibit
4	(ii)	Rights Agreement dated June 18, 1997 between the Registrant and BankBoston, N.A. This document was filed as Exhibit 1 to the Registrant’s Form 8-A dated July 1, 1997 and is incorporated herein by reference.

10	(i)*	1975 Executive Incentive Stock Purchase Plan of the Registrant. This document was filed as Appendix A to the Registrant’s Prospectus relating to such Plan, dated April 18, 1986, which was filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended, and is incorporated herein by reference.

10	(ii)*	1994 Non-Employee Director Stock Ownership Plan. This document was filed as Appendix A to the Registrant’s Definitive Proxy Statement as filed on March 1, 1994 and is incorporated herein by reference.

10	(iii)*	1995 Long-Term Growth Incentive Plan of the Registrant. This document was filed as Exhibit 10(vi) to the Registrant’s Form 10-K for the year ended December 2, 1994 and is incorporated herein by reference.

10	(iv)*	Form of executive termination agreement dated as of February 12, 1998. This document was filed as Exhibit 10(iii) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10	(v)*	Form of executive termination agreement dated as of February 12, 1998. This document was filed as Exhibit 10(iv) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10	(vi)*	Form of severance agreement dated February 22, 1995. All executive officers with whom the Registrant entered into such an agreement are listed on this exhibit. This document was filed as Exhibit 10(vi) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10	(vii)*	Annual Incentive Compensation Plan amended and restated as of December 11, 1997. This document was filed as Exhibit 10(viii) to the Registrant’s Form 10-K for the year ended November 28, 1997 and is incorporated herein by reference.

10	(viii)*	1998 Stock Option Plan of the Registrant. This document was filed as Exhibit 10(xi) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

10	(ix)*	1998 Non-Employee Director Stock Ownership Plan of the Registrant (as amended). This document was filed as Exhibit 10(xii) to the Registrant’s Form 10-K for the year ended November 27, 1998 and is incorporated herein by reference.

10	(x)**	Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit 10(xiii) to the Registrant’s Form 10-K for the year ended December 3, 1999 and is incorporated herein by reference.

10	(xi)**	First Amendment to the Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended August 31, 2001 and is incorporated herein by reference.

10	(xii)*	Amendment No. 1 to the 1998 Non-Employee Director Stock Ownership Plan of the Registrant. This document was filed as Exhibit 99.2 to the Registrant’s Form S-8 filed on May 19, 2003 and is incorporated herein by reference.

10	(xiii)*	2001 Stock Option and Incentive Plan of the Registrant. This document was filed as Exhibit 4.8 to the Registrant’s Form S-8 filed on May 2, 2001 and is incorporated herein by reference.

Exhibit No.		Description of Exhibit
10	(xiv)*	Amended and Restated Employee Stock Purchase Plan of the Registrant. This document was filed as Appendix B to the Registrant’s Definitive Proxy Statement as filed on February 22, 2002 and is incorporated herein by reference.

10	(xv)**	Third Amendment to the Amended and Restated License Agreement between Registrant and Tommy Hilfiger Licensing, Inc. This document was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 27, 2004 and is incorporated herein by reference.

10	(xvi)*	First Amendment to the 2001 Stock Option and Incentive Plan of the Registrant. This document was filed on Exhibit 99.1 to the Registrant’s Form S-8 filed on July 8, 2004 and is incorporated herein by reference.

10	(xvii)*	Form of Option Agreement and Form of Restricted Stock Agreement of the Registrant. These documents were filed as Exhibits 10.1 and 10.2, respectively, to the Registrant’s Form 8-K filed on January 24, 2005 and are incorporated herein by reference.

10	(xviii)	Credit Agreement among the Registrant, Bank of America, N.A., Citizens Bank of Massachusetts, Banc of America Securities LLC, the Bank of New York and Sun Trust Bank dated as of September 16, 2005. This document was filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 22, 2005 and is incorporated herein by reference.

10	(xix)	Guaranty made by the Registrant in favor of Bank of America, N.A. dated as of September 16, 2005. This document was filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 22, 2005 and is incorporated herein by reference.

21#		Subsidiaries of the Registrant

23#		Consent of Independent Registered Public Accounting Firm

31.1#		Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#		Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#+		Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#+		Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment granted.
#	Filed with this Form 10-K.
+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934.

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

Date: January 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. CHAMBERLAIN David M. Chamberlain	Chairman of the Board of Directors and Chief Executive Officer	January 18, 2007

/s/ MARK J. COCOZZA Mark J. Cocozza	Director	January 18, 2007

/s/ CHRISTINE M. COURNOYER Christine M. Cournoyer	Director	January 18, 2007

/s/ SHIRA D. GOODMAN Shira D. Goodman	Director	January 18, 2007

/s/ LANCE ISHAM Lance Isham	Director	January 18, 2007

/s/ EDWARD LARSEN Edward Larsen	Director	January 18, 2007

/s/ FRANK R. MORI Frank R. Mori	Director	January 18, 2007

/s/ JAMES F. ORR III James F. Orr III	Director	January 18, 2007

/s/ MYLES J. SLOSBERG Myles J. Slosberg	Director	January 18, 2007

THE STRIDE RITE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)	December 1, 2006	December 2, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,502	$33,094
Accounts and notes receivable, less allowances of $7,362 in 2006 and $8,711 in 2005	75,263	63,368
Inventories	119,917	116,095
Deferred income taxes	14,293	14,211
Prepaid expenses and other current assets	16,676	25,918

Total current assets	243,651	252,686
Property and equipment, net	53,472	51,367
Goodwill	70,575	56,729
Trademarks and other intangibles	71,890	58,590
Other assets, net	18,299	19,482

Total assets	$457,887	$438,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,838	$24,186
Income taxes payable	8,204	12,845
Accrued expenses and other liabilities	30,836	35,991

Total current liabilities	66,878	73,022
Long-term debt	54,200	60,000
Deferred income taxes	25,194	23,980
Pension obligation and other long-term liabilities	14,886	15,174
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $1 par value—1,000,000 shares authorized; Issued—none	—	—
Common stock, $.25 par value—135,000,000 shares authorized; Issued and outstanding—36,320,579 shares in 2006 and 36,499,403 shares in 2005	9,087	9,125
Capital in excess of par value	26,962	18,434
Retained earnings	266,508	248,586
Accumulated other comprehensive loss	(5,828)	(9,467)

Total stockholders’ equity	296,729	266,678

Total liabilities and stockholders’ equity	$457,887	$438,854

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except for per share data)	2006	2005	2004
Net sales	$706,755	$588,164	$558,324
Cost of sales	418,076	359,179	345,728

Gross profit	288,679	228,985	212,596
Selling and administrative expenses	235,281	191,496	172,190

Operating income	53,398	37,489	40,406

Investment income	1,199	1,438	1,707
Interest expense	(4,900)	(1,222)	(320)
Other income (expense), net	(82)	277	(884)

Income before income taxes and minority interest	49,615	37,982	40,909

Provision for income taxes	(15,325)	(13,446)	(15,255)
Minority interest in loss of consolidated subsidiary	—	31	—

Net income	$34,290	$24,567	$25,654

Net income per common share:
Diluted	$.92	$.66	$.66

Basic	$.94	$.68	$.68

Average common shares used in per share computations:
Diluted	37,310	37,223	38,753

Basic	36,460	36,197	37,976

The accompanying notes are an integral part of the consolidated financial statements

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$34,290	$24,567	$25,654
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	15,583	13,117	12,622
Deferred income taxes	(4,336)	(3,367)	2,612
Compensation expense (income) related to stock plans	3,247	948	(16)
Tax benefit from the exercise of stock options under APB No. 25	—	1,964	716
Loss on disposals of property and equipment	868	491	997
Other non-cash items	2,224	(94)	—
Changes in:
Accounts and notes receivable	(9,192)	7,203	3,503
Inventories	424	5,577	(5,811)
Other current assets	649	6,454	5,107
Other current liabilities	(7,690)	(8,844)	(6,382)
Other long-term assets	1,660	(2,597)	2,421
Other long-term liabilities	1,779	436	198
Contribution to pension plan	—	(3,000)	(1,000)

Net cash provided from operating activities:	39,506	42,855	40,621

Cash flows from investing activities:
Business acquisition, net of cash acquired	(28,663)	(152,856)	—
Investments in marketable securities available for sale	—	(29,325)	(76,150)
Proceeds from sale of marketable securities available for sale	—	107,509	97,450
Additions to property and equipment	(15,612)	(8,984)	(7,060)
Purchase of minority interest in Saucony Canada, Inc.	(853)	—	—
Proceeds from sale of asset held for sale	7,504	—	—
Distributions from long-term investments	—	28	—

Net cash (used in) provided from investing activities:	(37,624)	(83,628)	14,240

Cash flows from financing activities:
Borrowings under revolving credit facility	162,500	90,000	—
Payments under revolving credit facility	(168,300)	(30,000)	—
Proceeds from sale of stock under stock plans	6,259	9,341	4,062
Tax benefit from the exercise of stock options under SFAS No. 123(R)	1,532	—	—
Repurchase of common stock	(12,236)	(7,771)	(42,227)
Cash dividends paid	(8,761)	(7,947)	(7,666)

Net cash (used in) provided from financing activities:	(19,006)	53,623	(45,831)

Effect of exchange rate changes on cash and cash equivalents	1,532	239	(147)

Net (decrease) increase in cash and cash equivalents	(15,592)	13,089	8,883
Cash and cash equivalents at beginning of the year	33,094	20,005	11,122

Cash and cash equivalents at end of the year	$17,502	$33,094	$20,005

Cash paid for interest expense	$4,950	$748	$281
Cash paid for income taxes	$23,096	$14,074	$14,296

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except for share data)
Balance, November 28, 2003	$14,237	$16,825	$415,988	$(7,798)	$(171,536)	$267,716
Comprehensive income:
Net income			25,654			25,654
Foreign currency translation adjustments				52		52
Minimum pension liability adjustments, net of taxes ($1,237)				(1,652)		(1,652)

Total comprehensive income						24,054
Issuance of 477,610 common shares under stock plans		(1,477)			4,679	3,202
Issuance of 101,234 common shares under employee stock purchase plan		(95)			991	896
Tax benefit in connection with stock plans		716				716
Repurchase of 4,010,606 shares of common stock					(42,227)	(42,227)
Treasury stock retirement	(5,260)	(5,900)	(196,933)		208,093	—
Cash dividends on common stock, $.20 per share			(7,495)			(7,495)

Balance, December 3, 2004	8,977	10,069	237,214	(9,398)	—	246,862
Comprehensive income:
Net income			24,567			24,567
Foreign currency translation adjustments				112		112
Minimum pension liability adjustments, net of taxes ($137)				(181)		(181)

Total comprehensive income						24,498
Issuance of 1,076,882 common shares under stock plans	269	8,271				8,540
Issuance of 102,841 common shares under employee stock purchase plan	26	934				960
Tax benefit in connection with stock plans		1,964				1,964
Repurchase of 587,800 shares of common stock	(147)	(2,804)	(4,820)			(7,771)
Cash dividends on common stock, $.23 per share			(8,375)			(8,375)

Balance, December 2, 2005	9,125	18,434	248,586	(9,467)		266,678
Comprehensive income:
Net income			34,290			34,290
Foreign currency translation adjustments				2,438		2,438
Minimum pension liability adjustments, net of taxes ($911)				1,201		1,201

Total comprehensive income						37,929
Issuance of 639,954 common shares under stock plans	157	4,872				5,029
Issuance of 89,222 common shares under employee stock purchase plan	22	1,079				1,101
Tax benefit in connection with stock plans		1,533				1,533
Repurchase of 908,000 shares of common stock	(217)	(4,427)	(7,592)			(12,236)
Cash dividends on common stock, $.24 per share			(8,776)			(8,776)
Stock based compensation expense		3,247				3,247
Stock based compensation revised classification (Note 1)		2,224				2,224

Balance, December 1, 2006	$9,087	$26,962	$266,508	$(5,828)		$296,729

The accompanying notes are an integral part of the consolidated financial statements.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—The Stride Rite Corporation (the “Company”) designs, sources, markets and distributes footwear primarily under the Stride Rite ®, Keds ®, PRO-Keds ®, Saucony ®, Spot-bilt ®, Sperry Top-Sider ®, Sperry ®, Mainsail®, Tommy Hilfiger®, Robeez®, Grasshoppers ®, Munchkin®, BabySmart™ and Børn® brands and athletic apparel under the Saucony and Hind ® brands. The Company is predominantly a wholesaler of footwear, selling its products throughout the United States and Canada in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers, e-commerce sites and specialty stores. The Company also markets its products directly to consumers in the United States by selling children’s footwear through its Stride Rite children’s shoe stores, selling Saucony, Spot-bilt and Hind products in its Saucony outlet stores and footwear for Stride Rite, Keds, Sperry Top-Sider and Tommy Hilfiger at its Stride Rite outlet stores. The Company’s products are marketed in countries outside the United States through our wholly-owned subsidiaries in Canada, the United Kingdom, the Netherlands, and through independent distributors and licensees in other countries.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany transactions between the Company and its consolidated subsidiaries have been eliminated.

Fiscal Year—The Company’s fiscal year ends on the Friday closest to November 30 in each year. Fiscal years 2006, 2005, and 2004 ended on December 1, 2006, December 2, 2005 and December 3, 2004, respectively. The 2006 and 2005 fiscal years contained 52 weeks each. The 2004 fiscal year contained 53 weeks.

Revenue Recognition—Revenues consist of sales to customers and royalty income. Wholesale revenues and e-commerce revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms. Retail store revenues are recognized at the time of sale. Revenue from gift certificates is deferred until redemption. The Company permits merchandise returns from its customers under certain circumstances. The Company also engages in buy-down programs with certain retailers, principally in the form of product markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and customer, current and historical trends in the footwear industry and changes in demand for our products, in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Allowances for markdowns and product returns are estimated and recorded at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of good monitoring systems, the Company’s visibility into its customers’ inventory levels and ongoing communication with its customers, the Company is able to identify and reflect in their financial statements in a timely manner variances from estimates previously established. Royalty income which accounted for approximately $9.7 million, $8.5 million and $7.9 million in fiscal year 2006, 2005 and 2004, respectively, is recognized when earned.

Co-operative Advertising—The Company engages in co-op advertising programs and buy-down programs with retailers. Co-op advertising funds are available to all retailers in good standing. Retailers receive reimbursement under this program if they meet established advertising guidelines and trademark requirements. Costs are accrued on the basis of sales to qualifying customers and accounted for as an operating expense.

Shipping and Handling—Products are sold FOB shipping point for wholesale customers and shipping costs are paid by the Company’s customers. The Company does not bill for product handling costs, which are included in selling and administrative expenses.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Marketable Securities—Cash equivalents represent highly liquid investments, with a maturity of three months or less at the time of purchase. Marketable securities, representing funds invested in fixed income instruments with final maturities greater than one year, are stated at fair value and are considered available for sale. The Company had no marketable securities at the end of fiscal years 2006 and 2005.

Financial Instruments—Financial instruments consist principally of cash, investments, trade receivables and payables. The Company places its investments with highly rated financial institutions and in investment grade, short-term financial instruments, which limits the amount of credit exposure. The Company sells footwear to numerous retailers. Historically, the Company has not experienced significant losses related to investments or trade receivables. The Company’s exposure to foreign exchange risk is limited through U.S. dollar denominated transactions. The Company has not historically entered into derivative financial instruments such as futures, forward or option contracts. The Company’s subsidiaries, Saucony, Inc. and Robeez Footwear which were acquired in September 2005 and September 2006 (See Note 2), respectively, enter into foreign currency exchange contracts to hedge certain foreign currency denominated payables. The Company calculates the fair value of all financial instruments and includes this additional information in the consolidated financial statements when the fair value is different from book value. The Company uses quoted market prices, when available, to calculate these fair values.

Foreign Currency—For international subsidiaries, the local currency is the functional currency. Assets and liabilities of the Company’s international subsidiaries are translated at the rate of exchange existing at year-end. Income statement amounts are translated at the average monthly exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss”. Transaction gains and losses are included in the statement of income and are not significant.

Hedging Policy—The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and interest rates and may enter in derivative transactions, as it deems necessary. The Company did not enter into any derivative transactions in fiscal year 2004. At fiscal year end 2006 and 2005, the Company had outstanding forward foreign exchange contracts. Refer to Note 15 for additional information.

Inventory Valuation—Inventories are stated at the lower of cost or market. The cost of inventories in the United States is determined on the last-in, first-out (LIFO) basis and represents approximately 95% and 92% of consolidated inventory as of December 1, 2006 and December 2, 2005, respectively. The cost of inventories outside of the United States is determined on the first-in, first-out (FIFO) basis and represents approximately 5% and 8% of consolidated inventory as of December 1, 2006 and December 2, 2005, respectively. The Company performs regular detailed product sell-through analysis to determine excess and closeout inventory and makes adjustments to provisions for obsolete products as they become known.

Asset Held for Sale—The Company classifies its long-lived assets as held for sale when management commits to a plan to sell the assets within one year, it is probable that the assets will be sold within one year, and the fair value of the assets are determinable. The Company states these assets at the estimated fair value, less costs to sell.

Certain property was acquired through the Saucony, Inc. (see Note 2) acquisition which the Company’s management made a commitment to sell within one year. Management utilized an independent appraiser to assist in the valuation of this property. This asset was classified as a current asset in the accompanying consolidated balance sheet for the period ending December 2, 2005. The asset was sold in the third quarter of fiscal 2006 for $7.5 million, net of costs to sell.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—Property and equipment are stated at cost. The cost of equipment includes the capitalization of certain associated computer software costs. Depreciation, which is calculated on the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Impairment of Long-Lived Assets—The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less costs to sell. The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill, Trademarks and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets have ceased. As required by SFAS 142, the Company performs impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired.

As required by SFAS 142, the Company performed impairment tests on goodwill and other indefinite lived intangible assets, which consisted only of certain trademarks at each fiscal year end. As a result of this testing, the Company does not believe that the carrying value of goodwill or any indefinite lived intangible assets have been impaired.

Environmental Accrual—The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with Statement of Position 96-1, “Environmental Remediation Liabilities (Including Auditing Guidance)” (“SOP 96-1”). Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when the Company learns what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SoP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on Company property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted at their present value.

Minority Interest—The fiscal 2005 minority interest in loss of consolidated subsidiary represented a minority shareholders’ allocable share of Saucony Canada, Inc. The minority ownership percentage of Saucony Canada, Inc. was 5% of the subsidiary. During the second quarter of 2006, the Company purchased the remaining interest for approximately $850 thousand.

Income Taxes—Deferred income taxes are provided for temporary differences between financial and taxable income and the difference between book and tax bases of assets and liabilities. Deferred taxes are not provided on undistributed earnings of subsidiaries and affiliates located outside the United States since such undistributed earnings are permanently reinvested.

Pre-operating Costs—The Company expenses all of the costs that are incurred prior to the opening of new retail stores as they occur.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising—In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, the Company expenses advertising costs as incurred. Total advertising expense amounted to $40,315,000, $34,114,000, and $26,399,000 for fiscal years 2006, 2005 and 2004, respectively.

Estimates Included in Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include the valuation allowances and reserves for accounts receivable, markdowns (which reduce revenues), inventory and income taxes; assumptions related to the defined benefit pension plan, assumptions related to share-based compensation, assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions; and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ from those estimates.

Comprehensive Income—Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The components of accumulated other comprehensive loss as of December 1, 2006 and December 2, 2005 are as follows:

(In thousands)	2006	2005
Foreign currency translation adjustment	$2,385	$(53)
Minimum pension liability adjustment, net of taxes	(8,213)	(9,414)

Accumulated other comprehensive loss	$(5,828)	$(9,467)

Revised Classifications

In the first quarter of fiscal 2006, the Company concluded that it was appropriate to classify the fair value of the granted shares of the restricted stock awards as an equity classified award in accordance with SFAS No. 123(R). Previously such awards had been classified as a liability and included as a component of accrued expenses. Accordingly, the Company has recorded a first quarter adjustment to reclassify $0.9 million from accrued expenses to capital in excess of par.

In the fourth quarter of fiscal 2006, the Company concluded that it was appropriate to classify the deferred stock portion of the annual non-employee director’s retainer (see Note 11) as an equity classified award in accordance with SFAS No. 123(R) and SFAS No. 150. Previously, such awards had been classified as a liability and included as a component of accrued expenses. Accordingly, the Company has recorded a fourth quarter adjustment to reclassify $1.3 million from accrued expenses to capital in excess of par value.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income per Common Share—Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding (which includes deferred stock units, see Note 11) during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for stock options granted. The following table reconciles the number of shares for the basic and dilutive computations for the fiscal years presented in the consolidated statements of income:

(In thousands, except for per share data)	2006	2005	2004
Net income	$34,290	$24,567	$25,654

Weighted average common shares outstanding (basic)	36,460	36,197	37,976
Dilutive effect of stock options	850	1,026	777

Weighted average common shares outstanding (diluted)	37,310	37,223	38,753

Earnings per common share:
Basic	$.94	$.68	$.68
Diluted	$.92	$.66	$.66

The following options and restricted stock awards were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares:

(In thousands)	2006	2005	2004
Options to purchase shares of common stock and restricted stock awards	1,374	3	1,041

Accounting for Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R revised SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective December 3, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, the future compensation cost related to all equity instruments granted prior to, but not yet vested as of adoption is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123. The grant-date fair value of the awards is generally recognized to expense over the service period. Under the provisions of SFAS 123R, the Company is required to include an estimate of the number of the awards that will be forfeited and update based on actual forfeitures. Previously, the Company had recognized the impact of forfeitures as they occurred. In respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of FASB Staff Position No. FAS 123(R)-3 (the “short-cut method”) as of the adoption of SFAS 123R.

2. BUSINESS ACQUISITIONS

Robeez Footwear, Ltd.

On September 5, 2006, the Company purchased all of the outstanding shares of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group (“Robeez”) for a purchase price of approximately $28.7 million, net of cash acquired. As a result, Robeez became a wholly owned subsidiary of the Company. Robeez’ results of operations have been included in the consolidated financial statements since the date of acquisition. The Company believes the acquisition will strengthen its strategic objectives and growth opportunities.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of preliminary purchase price are as follows:

(In thousands)
Cash consideration	$27,571
Working capital adjustment	(256)
Direct acquisition costs	1,368
Cash acquired	(20)

Purchase price	$28,663

The preliminary purchase price and its preliminary allocation could materially change as the result of changes in the estimates and assumptions used in determining certain acquisition related accruals and in the determinations of the fair value of acquired assets. Any change in these estimates and assumptions would result in an offsetting adjustment to the acquired goodwill.

Under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the total preliminary purchase price as shown above was allocated to Robeez’ tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The preliminary purchase price allocation as of September 5, 2006 is as follows:

(In thousands)
Accounts receivable	$2,538
Inventories	3,667
Other current assets	309
Property and equipment and other	1,744
Trademarks	13,300
Goodwill	14,013
Other acquired finite life intangibles	1,700
Current liabilities	(3,340)
Net deferred tax liabilities, long term	(5,268)

Net assets acquired	$28,663

The fair value of the Robeez inventory was determined by using the estimated selling price less the sum of the estimated cost to dispose and an estimated profit on the selling effort.

Identification and allocation of value assigned to the identified intangible assets is based on the provisions of SFAS 141. Management utilized a valuation specialist in its determination of the fair value of identified intangible assets. The fair value was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value using a rate that is commensurate with the perceived risk. The projected cash flow assumptions included considerations for contractual relationships, customer attrition, and market competition. Of the total preliminary purchase price, $13.3 million relates to registered trademarks that are not subject to amortization. The $1.7 million of acquired intangible assets relates to customer relationships and have an estimated useful life of ten years and are being amortized using a straight-line method which is consistent with the economic patterns of the future cash flows.

Of the total preliminary purchase price, approximately $14.0 million has been allocated to goodwill. Goodwill represents the excess of the preliminary purchase price over the estimated fair value of the underlying

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net tangible and intangible assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill resulting from business combinations is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). The acquired goodwill is not deductible for tax purposes.

The net deferred tax liabilities reflect the estimated tax effect of deferred tax assets and liabilities associated with purchase accounting. Such net deferred tax liabilities are associated with the acquired trademark, other acquired finite life identifiable intangible assets, and the increases in the fair value of certain assets.

As part of the acquisition and in the fourth quarter of 2006, the Company terminated certain executives at a cost of approximately $1.3 million, of which $1.2 million is outstanding at December 1, 2006. Additionally, approximately $313 thousand of other acquisition liabilities were incurred relating to lease termination costs on equipment and other miscellaneous expenses, all of which are outstanding as of December 1, 2006.

Saucony, Inc.

On September 16, 2005, the Company completed its acquisition of Saucony, Inc. (“Saucony”) pursuant to an Agreement and Plan of Merger. Under the terms of the merger agreement, each share of common stock of Saucony was converted into the right to receive $23.00 per share, without interest. The purchase price of Saucony was approximately $152.9 million (net of $22.0 million of acquired cash). As a result, Saucony became a wholly owned subsidiary of the Company. Saucony’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The final purchase price allocation as of September 16, 2005 is as follows:

(In thousands)
Accounts receivable	$22,856
Inventories	34,069
Other current assets	22,305
Property and equipment and other	2,850
Trademarks	56,900
Goodwill	55,615
Other acquired finite life intangibles	7,200
Current liabilities	(21,929)
Other liabilities, long term	(1,054)
Net deferred tax liabilities, long term	(25,956)

Net assets acquired	$152,856

As part of the acquisition, the Company entered into a plan to exit several owned and leased Saucony facilities, to combine the operations of these facilities within the existing Stride Rite infrastructure, and to terminate the employment of approximately 110 Saucony employees worldwide due to identified synergies.

The owned Saucony Corporate office and adjacent distribution center located in Peabody, Massachusetts (“Peabody”) and the owned distribution center in East Brookfield, Massachusetts were shut down in 2006. The charges to exit these facilities included $1.9 million of severance for approximately 90 employees across varying levels of staff and management, and exit costs of $850 thousand.

The leased Saucony administrative offices in China and Canada were shut down in 2006. At that time, the Saucony China and Saucony Canada offices were merged into, and with, the existing respective Stride Rite office

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in those locations while severing approximately 6 and 14 employees, respectively, at an estimated cost of $327 thousand. Additionally, approximately $99 thousand of exit costs were accrued relating to lease termination and other miscellaneous expenses.

Adjustments to the estimates and assumptions used in determining the original acquisition-related reserves resulted in an offsetting adjustment to acquired goodwill. The adjustment to the acquisition-related severance accrual results from reductions based on fewer involuntary terminations and modifications to original estimates.

Details of the Saucony, Inc. acquisition related reserves at December 1, 2006 are as follows:

(In thousands)	Acquisition Related Severance	Acquisition Related Exit Costs
Beginning reserve at September 16, 2005	$2,254	$949
Deductions from reserve	(1,933)	(773)
Adjustments	(332)	(93)
Foreign currency translation impact	11	7

	$—	$90

The following unaudited pro forma information presents the results of operations of the Company as if the Saucony acquisition had taken place at the beginning of the earliest fiscal period presented below. The pro forma results are not necessarily indicative of the financial position or results of operations of the Company had the merger been consummated on the dates indicated. In addition, the pro forma results are not necessarily indicative of future financial condition or operating results of the Company.

	Proforma
(In thousands)	2005	2004
	(unaudited)	(unaudited)
Revenue	$702,052	$721,280
Operating income	28,014	58,623
Net income	$15,895	$33,979

Earnings per share:
Basic	$0.44	$0.89

Diluted	$0.43	$0.88

Pro forma adjustments have been made to reflect the amortization expense relating to the intangible assets, the changes in depreciation and amortization expense resulting from the fair value adjustments to the net tangible assets, and interest expense relating to acquisition related debt. Additionally, nonrecurring transaction related costs incurred by the Company and Saucony of $21.2 million ($20.3 million of which were charges in Saucony’s results of operations up to the transaction date) were removed from the pro forma combined results of operations presented above.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 1, 2006 and December 2, 2005 consist of the following:

(In thousands)	2006	2005
Asset held for sale	—	$8,297
Income taxes receivable	$7,664	7,379
Prepaid other	3,170	2,807
Prepaid rent	2,494	2,045
Prepaid cooperative advertising	1,170	1,728
Prepaid insurance	1,031	1,024
Other current assets	458	1,460
Prepaid royalty	688	1,178

	$16,675	$25,918

4. INVENTORIES

The cost of inventories, which consist primarily of finished product, at December 1, 2006 and December 2, 2005 was determined on a last-in, first-out (LIFO) basis. During 2006 the LIFO reserve decreased by $377,000 to $10,156,000 at December 1, 2006. If all inventories had been valued on a first-in, first-out (FIFO) basis, net income would have been higher by $222,000 (less than $.01 per share) in 2006. The LIFO reserve decreased in 2005 and 2004, by $241,000 and $102,000, respectively. If all inventories had been valued on a FIFO basis, net income would have been lower by $85,000 ($0 earnings per share impact) in 2005 and by $63,000 ($0 earnings per share impact) in 2004.

During 2006, 2005 and 2004, reductions in certain inventory quantities resulted in the sale of products carried at costs prevailing in prior years which were different from current costs. As a result of these inventory reductions, net income was increased by $32,000 (less than $.01 per share), $208,000 (less than $.01 per share) and $47,000 (less than $.01 per share) in 2006, 2005 and 2004 respectively.

5. PROPERTY AND EQUIPMENT

The components of property and equipment at December 1, 2006 and December 2, 2005 and the range of asset lives used in depreciation calculations for each asset category are as follows:

(In thousands)	Range of Useful Lives	2006	2005
Land and improvements	10 years	$2,800	$2,800
Buildings and improvements	10-40 years	16,284	15,894
Machinery, equipment, computer software and fixtures	3-12 years	110,156	103,559
Leaseholds and leasehold improvements	5-15 years	40,674	32,841

		169,914	155,094

Less accumulated depreciation and amortization		(116,442)	(103,727)

		$53,472	$51,367

Depreciation expense amounted to $14,171,000, $12,908,000 and $12,483,000 for fiscal years 2006, 2005 and 2004, respectively.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. OTHER ASSETS

As of December 1, 2006 and December 2, 2005, other assets includes the following:

(In thousands)	2006	2005
Finite life intangible assets, net	$7,337	$7,049
Cash surrender value of life insurance policy, net	3,257	4,678
Deferred financing costs, net	1,332	1,692
Other	6,373	6,063

	$18,299	$19,482

The Company holds life insurance contracts for certain employees and former employees. The cash surrender value of these life insurance policies is included in other assets and the costs are included in other expense.

The deferred financing costs are being amortized over a five year period, the life of the related credit agreement (See Note 7).

The following table summarizes the Company’s finite life intangible assets:

	Intangible Assets Subject to Amortization
(In thousands)	Customer Relationships	Technology	Total
December 1, 2006
Gross carrying amount	$6,100	$2,800	$8,900
Accumulated amortization	(888)	(675)	(1,563)
December 2, 2005
Gross carrying amount	$4,400	$2,800	$7,200
Accumulated amortization	(136)	(15)	(151)

The customer relationship assets and technology are being amortized over ten to twenty and ten years, respectively, using an economic patterning method based on projected cash flows. Amortization expense of intangible assets amounted to $1.4 million and $151 thousand in fiscal 2006 and fiscal 2005, respectively.

The estimated aggregate amortization expense for the finite life intangible assets for each of the next five years are as follows:

(In thousands)
2007	$1,389
2008	1,156
2009	961
2010	799
2011	664

7. DEBT

In connection with the acquisition of Saucony, the Company entered into a five-year revolving credit facility pursuant to a Credit Agreement dated September 16, 2005 (the “Credit Agreement”). The Credit Agreement

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for collateralized revolving loans in an aggregate amount up to $275 million (the “revolver”), including a $75 million sublimit for the issuance of letters of credit and a $15 million sublimit for swing line loans, with $200 million currently committed. Borrowings under the Credit Agreement are scheduled to mature on September 16, 2010.

As of December 1, 2006 and December 2, 2005, $54.2 million and $60.0 million, respectively, were outstanding under the revolver. During fiscal 2006 and 2005 the maximum amount borrowed under the revolver was $101 million and $85 million, respectively. During fiscal 2006 and 2005, $17 million and $85 million were borrowed under the revolver to fund the acquisitions of Robeez Footwear, Ltd. and Saucony, Inc., respectively. The weighted average interest rate on outstanding debt at December 1, 2006 and December 2, 2005 was 6.80% and 5.10%, respectively.

Under the revolving credit facility, interest rates and facility fees are determined according to a pricing grid providing a margin rate over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the Bank of America prime rate). The applicable fees and margins are determined by the Company’s leverage ratio which is defined as consolidated total funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest expense amounted to $4.9 million and $1.2 million in fiscal 2006 and 2005, respectively.

Deferred financing costs incurred of $1.8 million related to the credit facility were capitalized and are being amortized over the expected life of the agreement. These costs are included in other non-current assets on the balance sheet.

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

Prior to September 16, 2005 and beginning in October 2002, the Company had entered into a revolving credit agreement with four banks providing for loans of up to $75 million. Under this revolving credit agreement, the Company was able to borrow at interest rates which varied with LIBOR. In addition, the agreement called for facility fees of 0.375% per annum on the committed line. The revolving credit agreement required the Company to meet certain financial ratios and covenants and to maintain a minimum consolidated tangible net worth. The interest rates and facility fees in this agreement also varied dependent on the Company’s financial performance ranging from LIBOR plus 0.75% up to LIBOR plus 1.25%. The revolving credit agreement also contained other covenants, which restricted the payment of dividends and common stock repurchases to $40 million per year, ($50 million for fiscal 2004). During fiscal 2005 and 2004, there were no borrowings under this credit agreement. Interest expense, which related to the credit agreement’s facility fee, amounted to $285,000 in fiscal year 2004.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 1, 2006 and December 2, 2005 consist of the following:

(In thousands)	2006	2005
Salaries, wages and commissions	$7,560	$11,022
Advertising	481	562
Dividends	2,209	2,223
Rent	7,550	4,747
Environmental liability (Note 13)	1,865	1,931
Acquisition related severance (Note 2)	1,247	2,113
Acquisition related exit costs (Note 2)	403	932
Other liabilities	9,521	12,461

	$30,836	$35,991

9. LEASES

The Company leases office and retail store space and certain equipment. A portion of the retail store space is sublet. Some of the leases have provisions for additional rentals based on increased property taxes and the leases for retail store space generally require additional rentals based on sales volume in excess of certain levels. Some leases have renewal options.

Rent expense for operating leases for the three fiscal years was as follows:

(In thousands)	2006	2005	2004
Base rent	$26,063	$24,081	$23,348
Additional rent	689	641	318
Less rental from subleases	(256)	(255)	(248)

	$26,496	$24,467	$23,418

The future minimum rental payments for all non-cancelable operating leases and the amounts due from tenants on related subleases at December 1, 2006 are as follows:

(In thousands)
2007	$22,007
2008	20,380
2009	18,840
2010	15,802
2011	13,258
Later years	35,776

126,063

Less rental due from subleases	(91)

Total future minimum rental payments	$125,972

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 29, 2006, the Company announced changes to its defined benefit pension plan effective December 31, 2006 that included stopping the accrual of future benefits in the Company’s defined benefit pension plan and fully preserving all retirement benefits that employees will have earned as of December 31, 2006. At the same time the Company also announced changes that included significant increases to the matching contributions to its defined contribution plan beginning January 1, 2007. The impact of the change to the defined benefit plan was a curtailment of the projected benefit obligation of $2.7 million and no change to the accumulated benefit obligation. The defined contribution plans were redesigned to increase the Company match from 3% of pay up to 6% of pay and to allow all participants to make full use of the maximum statutory deferral limits.

The company uses November 30th as the measurement date for its plan.

The following table summarizes the changes in the benefit obligation:

(In thousands)	2006	2005
Benefit obligation at beginning of year	$71,433	$66,341
Service cost	2,272	2,072
Interest cost	4,089	3,795
Actuarial loss	1,024	1,670
Benefits paid	(2,470)	(2,445)
Effect of plan curtailment	(2,724)	—

Benefit obligation at end of year	$73,624	$71,433

The following table summarizes the changes in plan assets:

(In thousands)	2006	2005
Fair value of plan assets at beginning of year	$55,119	$50,955
Actual return on plan assets	5,516	3,609
Employer contributions	—	3,000
Benefits paid	(2,470)	(2,445)

Fair value of plan assets at end of year	$58,165	$55,119

Funded status	(15,459)	(16,314)
Unrecognized net loss	14,181	18,803
Unrecognized prior service costs	—	16

Net amount recognized	$(1,278)	$2,505

Amounts recognized in the consolidated balance sheets consist of the following:

(In thousands)	2006	2005
Accrued benefit cost	$(15,459)	$(13,804)
Intangible asset	—	16
Accumulated other comprehensive income	14,181	16,293

Net amount recognized	$(1,278)	$2,505

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the pension plan, which has an accumulated benefit obligation in excess of plan assets consist of the following:

(In thousands)	2006	2005
Projected benefit obligation	$73,624	$71,433
Accumulated benefit obligation	73,624	68,923
Fair value of plan assets	58,165	55,119

The components of net periodic benefit cost consist of the following:

(In thousands)	2006	2005	2004
Service cost	$2,272	$2,072	$1,712
Interest cost	4,089	3,795	3,578
Expected return on assets	(4,571)	(4,474)	(3,982)
Net loss recognized	1,978	1,962	1,584
Amortization of prior service cost	12	19	23
Effect of plan curtailment	4	—	—

Net periodic benefit cost	$3,784	$3,374	$2,915

The weighted average assumptions used to determine benefit obligations at November 30:

	2006	2005
Discount rate	5.75%	5.75%
Compensation increase rate	4.00%	4.00%

The weighted average assumptions used to determine net periodic benefit cost were:

	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Compensation increase rate	4.00%	4.00%	4.00%

In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $400 thousand. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $140 thousand in the expense. As the result of stopping the accrual of future benefits, a salary growth assumption is no longer applicable.

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

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	To control the long-term costs of the plan by maximizing return on the assets subject to meeting the objectives above.

The defined benefit pension plan’s target allocation per the investment policy and weighted average asset allocations by asset category are:

	Target Allocation	2006	2005
Domestic equity securities	50% – 56%	51%	53%
International equity securities	10% – 14%	14%	13%
Domestic fixed income securities	32% – 38%	35%	34%

		100%	100%

The portfolio is designed to achieve a balanced return of current income and modest growth of capital, while achieving returns in excess of the rate of inflation over the investment horizon in order to preserve purchasing power of plan assets. All plan assets are required to be invested in liquid securities.

The Company does not expect to contribute any funds to its pension plan in the 2007 fiscal year.

The following table summarizes expected benefit payments related to the Company’s defined benefit pension plan at December 1, 2006:

(In thousands)
2007	$2,670
2008	2,727
2009	2,893
2010	3,020
2011	3,256
2012-2016	20,480

The Company also provides defined contribution plans for its associates. The Company’s defined contribution plans, which are qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, enable eligible associates to defer a portion of their salary to be held by the trustees of the plans. The Company makes an additional contribution to the plans equal to a maximum of 50% of the first 6% of savings by each participant. Effective January 1, 2007 the Company will increase its additional contributions to a maximum of 100% of the first 6% of savings by each participant. During fiscal 2006, 2005 and 2004 the Company’s contribution to the plans amounted to $1,130,000, $902,000 and $819,000, respectively.

11. STOCK PURCHASE AND OPTION PLANS

During 2002, the Company’s stockholders approved The Stride Rite Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period,

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associates can purchase shares at the lesser of 85% of the market value of the Company’s common stock on either their entry date into the Plan or the last day of the payment period. Effective at the commencement of the January 1, 2006 withholding period, the Employee Stock Purchase Plan shortened its withholding periods to three months, decreased the purchase price from 85% of the market value to 95% of the market value and eliminated the look-back provision to the start of the withholding period. During fiscal 2006, a total of 89,222 shares were issued under the Plan for an aggregate amount of $1,110,000. At December 1, 2006, a total of 5,949,380 shares had been purchased under the Plan and 190,620 shares were available for purchase by participating associates.

During 1998, the Company’s stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director’s Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company’s stockholders approved an amendment to the 1998 Director’s Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company’s common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. Under the terms of the Plan, the Company awarded 8,338, 4,846 and 1,850 shares of common stock during 2006, 2005 and 2004, respectively. In addition, directors may defer receipt of the stock (deferred stock unit) and/or cash portion of their annual retainer by electing to participate in the Company’s Deferred Compensation Plan for Directors. During 2006 and 2005, one former director was issued 4,542 and 4,463 shares of common stock that had previously been deferred under the terms of the Company’s Deferred Compensation Plan for Directors, respectively. At December 1, 2006, the issuance of 133,951 shares has been deferred by participating directors. At December 1, 2006, 126,977 options were available for grant under the 1998 Director’s Plan.

During 2004, the Company’s stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company’s common stock may be granted to officers and other key associates. At December 1, 2006, 1,839,646 options were available to grant under the 2001 plan. The option price of the shares may not be less than the fair market value of the Company’s common stock at the date of grant. Options issued under the Plan prior to fiscal 2005 generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Options issued since the 2005 fiscal year generally vest over a four-year period and expire seven years following the date of grant. During fiscal 2006 and 2005, certain key executives were granted shares of restricted stock awards of 148,925 and 128,340, respectively, under the 2001 plan. These restricted shares are subject to certain pre-established performance criteria, which may effect the number of restricted shares received. If issued, these restricted shares will vest over four years in equal annual installments.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity in stock options with respect to all plans for the three fiscal years in the period ended December 1, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at November 28, 2003	4,105,816	$7.63
Granted	804,090	11.00
Exercised	(476,656)	6.64
Canceled	(210,507)	9.92

Outstanding at December 3, 2004	4,222,743	8.27
Granted	672,309	11.87
Exercised	(1,076,882)	7.78
Canceled	(120,323)	11.12

Outstanding at December 2, 2005	3,697,847	8.97
Granted	814,500	13.76
Exercised	(604,622)	8.55
Canceled	(95,305)	12.47

Outstanding at December 1, 2006	3,812,420	$9.98

A summary of the activity in restricted stock awards with respect to the 2001 plan for the two fiscal years ended December 1, 2006 is as follows:

	Number of Restricted Stock Awards	Weighted Average Exercise Price
Outstanding at December 3, 2004	—	—
Granted	148,925	—
Exercised	—	—
Canceled	—	—

Outstanding at December 2, 2005	148,925	—
Granted	128,340	—
Exercised	(37,232)	—
Canceled	—	—

	240,033	—

The following table summarizes information about stock options outstanding at December 1, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.00 –$ 6.88	957,595	3.82	$6.59	$8,367,012
$ 7.38 – $ 9.99	829,163	5.66	8.08	6,010,682
$10.23 – $11.40	662,412	7.00	10.97	2,889,153
$12.05 – $14.95	1,363,250	5.82	13.03	3,136,372

	3,812,420	5.49	$9.39	$20,403,219

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options exercisable at December 1, 2006:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.00 – $ 6.88	957,595	3.82	$6.59	$8,367,012
$ 7.38 – $ 9.99	825,830	5.65	8.07	5,992,884
$10.23 – $11.40	429,194	6.90	10.93	1,886,755
$12.05 – $14.95	163,076	5.14	12.09	527,641

	2,375,695	5.11	$8.27	$16,774,292

Share-based compensation costs were $3.2 million for the fiscal year ended December 1, 2006. The portion of share-based compensation costs included in cost of sales in the accompanying condensed consolidated statements of income for the fiscal period ending December 1, 2006 was $0.5 million. The portion of share-based compensation costs included in selling and administrative expenses in the accompanying condensed consolidated statements of income for the fiscal period ended December 1, 2006 was $2.7 million. The Company did not capitalize any share-based compensation costs as the costs that qualified for capitalization were not material. The related tax benefit of the share-based compensation costs recognized in the fiscal year ended December 1, 2006 was $1.5 million.

Prior to December 3, 2005, the Company had accounted for share-based compensation costs in accordance with APB Opinion No. 25, as permitted by SFAS No. 123. The following table provides the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

(In thousands, except for per share data)	2005	2004
Net income, as reported	$24,567	$25,654
Add: Stock based employee compensation expense included in net income, net of related tax effects	604	13
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,553)	(1,876)

Pro forma net income	$22,618	$23,791

Earnings per share:
Basic—as reported	$.68	$.68
Basic—pro forma	$.62	$.63
Diluted—as reported	$.66	$.66
Diluted—pro forma	$.61	$.61

The weighted average grant date fair value used in the calculation of share-based compensation costs and the pro forma net income and earnings per share information presented above has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions and the resulting weighted average fair value:

Employee Stock Options	2006	2005	2004
Risk-free interest rate	4.36%	3.42%	3.17%
Dividend yield	1.8%	1.7%	2.1%
Volatility factor	31%	35%	39%
Weighted average expected life of options (years)	4.8	3.9	4.5
Weighted average fair value of options granted	$3.88	$3.35	$3.38

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data due to both decreasing the option’s contractual term from 10 years to 7 years and increasing the vesting period from 3 years to 4 years for options that were granted starting in fiscal year 2005. The risk-free interest rate assumption was based on the United States Treasury’s constant maturity’s rate for the term of the expected life of the option on the date the option was granted. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected weighted average life of the option. The assumed dividend yield was based on the Company’s expectation of future dividend payouts. The post-vesting forfeiture rate is based on the four year historical average turnover rate for two groups of option eligible employees. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.

Total unrecognized share-based compensation costs related to non-vested stock awards was approximately $4.7 million as of December 1, 2006 which related to approximately 1.7 million shares with a per share weighted value of $2.81. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.8 years. The intrinsic value of stock awards exercised during the fiscal year ended December 1, 2006 was approximately $4.4 million.

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

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $68 per one one-hundredth of a Preferred Share. Each preferred share is entitled to minimum quarterly dividends of $1.00 per share, a minimum preferential liquidation payment of $100 per share and each preferred share will have 100 votes, voting together with the common shares. The Rights, which may be amended by the Board of Directors of the Company under most circumstances, become exercisable at the earlier of ten days following a public announcement that a person or group (“Acquiring Person”) has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock or ten business days following the commencement of, or announcement of an intention to make, a tender or exchange offer which would result in the beneficial ownership by an Acquiring Person of 10% or more of the outstanding common shares. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of its assets or earnings power are sold after a person has acquired beneficial ownership of 10% or more of the Company’s outstanding common stock, the holders of the Rights will have the right to receive upon exercise that number of shares of common stock of the Acquiring Person having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, the holders of the Rights, other than the Acquiring Person, will have the right to receive on exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. The Board of Directors of the Company may also exchange the Rights, in whole or in part, at an exchange ratio of one

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common share or one one-hundredth of a preferred share, at any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the Company’s common stock by such Acquiring Person. The Rights, which have no voting power, expire on July 17, 2007. Preferred Stock Purchase Rights outstanding under the Plan totaled 36,320,579 and 36,499,403 as of December 1, 2006 and December 2, 2005, respectively.

13. LITIGATION AND CONTINGENCIES

The Company is a party to various litigation arising in the normal course of business. Having considered available facts and opinions of counsel handling these matters, management of the Company does not believe the ultimate resolution of such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The sale of Tommy Hilfiger branded footwear is a significant portion of the Company’s business. The Tommy Hilfiger footwear sales are contingent on the Company’s licensing agreement with Tommy Hilfiger Licensing, Inc. In July 2006, the Company amended the terms of the current license agreement, which extended the term of the agreement to expire in March 2008. During the first quarter of fiscal 2007, we entered into an additional extension of the term of the agreement to December 2008. Whether the Company’s license with Tommy Hilfiger will remain in effect depends in part on the Company achieving certain minimum sales levels for the licensed products. The Company continues to expect to meet the minimum sales levels required by the Tommy Hilfiger license agreement. The Company believes that no provision is currently required for costs related to the potential loss of this license. If the Tommy Hilfiger license is lost, the Company’s business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $93 million in fiscal 2006. This revenue is included in the Tommy Hilfiger Footwear segment, the Other Wholesale Footwear segment (specifically the Stride Rite International division), Stride Rite Children’s Group—Retail Division, and the Stride Rite Children’s Group—Wholesale Division.

In December of 2004, Saucony, Inc. recorded a charge to address environmental conditions at a Company owned distribution facility. The facility and the related liability were acquired by the Company as part of the Saucony acquisition in September of 2005. The liability as of December 1, 2006 was $1,865,000 and was included as an accrued expense in the accompanying consolidated balance sheet. The Company’s management determined that the liability was fairly stated upon acquisition. The assessment of the liability and the associated costs is an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. During fiscal 2006, approximately $66 thousand of costs were deducted from the reserve.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. INCOME TAXES

The provision for income taxes consists of the following:

(In thousands)	2006	2005	2004
Current:
Federal	$20,112	$15,597	$11,422
State	(3,261)	871	1,221
Foreign	2,810	345	—

Total current provision	19,661	16,813	12,643

Deferred:
Federal	(2,825)	(2,094)	2,244
State	(590)	(795)	368
Foreign	(921)	(478)	—

Total deferred provision	(4,336)	(3,367)	2,612

Provision for income taxes	$15,325	$13,446	$15,255

The provision for income taxes was based on pre-tax income from operations before minority interest, which was subject to taxation in the following jurisdictions for the three fiscal years ended December 1, 2006:

	2006	2005	2004
	(in thousands)
United States	$44,479	$37,559	$39,369
Foreign	5,136	423	1,540

	$49,615	$37,982	$40,909

Net deferred tax liabilities as of December 1, 2006 and December 2, 2005 have the following significant components:

(In thousands)	2006	2005
Current deferred tax assets:
Inventory valuation reserves	$593	$(677)
Accounts receivable allowances	2,788	4,246
Compensation and pension accruals	3,137	2,710
Depreciation and amortization	—	(1,633)
State loss carry forwards	597	738
Other accounting reserves and accruals	7,178	8,827

Total current deferred tax assets	$14,293	$14,211

Long-term deferred tax assets:
State loss carry forwards	94	177
Valuation allowance	(94)	(177)
Depreciation and amortization	477	—
Deferred compensation	53	186
Pension obligation	5,978	6,897
Other accounting reserves and accruals	2,190	—

Long-term deferred tax assets	8,698	7,083

Long-term deferred tax liabilities:
Depreciation and amortization	—	(2,977)
Trademarks	(30,962)	(22,449)
Customer relationships and technology	(1,296)	(3,000)
Investment in limited partnership	(1,634)	(1,359)
Other accounting reserves and accruals	—	(1,278)

Long-term deferred tax liabilities	(33,892)	(31,063)

Net long-term deferred tax liabilities	(25,194)	(23,980)

Net deferred tax liabilities	$(10,901)	$(9,769)

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance has been assigned to a portion of the Company’s current and long term deferred tax assets since management believes it is more likely than not that the Company will not fully realize the benefits of such tax assets.

The Company has not recorded deferred income taxes on the undistributed earning of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $23.8 million as of December 1, 2006. The calculation of deferred taxes on such earnings was not practical.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2006	2005	2004
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(4.0)	0.1	2.5
Differential in foreign tax rate	(1.2)	—	—
Tax provision related to company-owned life insurance program	0.2	0.1	0.7
Other	0.9	0.2	(0.9)

Effective income tax rate	30.9%	35.4%	37.3%

The lower tax rate in fiscal 2006 as compared to fiscal 2005 and 2004 was principally due to the favorable conclusion of a state tax audit that resulted in a net tax benefit of $4.2 million of prior period tax reserve reversals.

In 2006, 2005 and 2004, the Company paid income taxes of $23,096,000, $14,074,000 and $14,296,000, respectively.

15. DERIVATIVE INSTRUMENTS

The Company periodically enters into forward currency exchange contracts to economically hedge intercompany liabilities denominated in currencies other than the functional currency. The Company does not designate our foreign exchange contracts to be effective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended. Accordingly, changes in the value of such hedges are recorded in our consolidated statements of income as non-operating other income (expense). The fair value of the foreign currency exchange contracts is based on foreign exchange rates as of December 1, 2006. At December 1, 2006 the notional value of the Company’s foreign currency exchange contracts to purchase U.S. dollars was $4.9 million.

The Company believes that these contracts economically function as hedges of the underlying exposures. The Company recorded a gain of $103 thousand and $25 thousand at December 1, 2006 and December 2, 2005, respectively, against earnings, to record the fair value loss on certain foreign currency contracts outstanding as of those dates. The charges are recorded in non-operating expenses. At December 1, 2006 and December 2, 2005, the fair value on derivatives of a $59 thousand loss and a $111 thousand gain, respectively, is recorded in prepaid expenses and other current assets.

16. OPERATING SEGMENTS AND RELATED INFORMATION

In September 2005 the Company acquired Saucony, Inc. During the 2006 fiscal year, Saucony’s operations were integrated into the existing operations of the Company. As a result, during the first quarter of fiscal 2006, the Company re-assessed its operating and reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The changes to the Company’s segments were as follows: the Stride Rite Children’s Group—Retail Division includes the Saucony factory outlet stores (15 stores as of

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 1, 2006); Saucony’s international operations are included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment and the Saucony domestic footwear division, which includes the Hind unit, is also aggregated into the Other Wholesale Footwear reportable segment.

In September 2006, the Company completed its acquisition of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group (“Robeez”) pursuant to a Share Purchase Agreement. At that time, Robeez became our wholly-owned subsidiary. Robeez’ results of operations have been included in our results since the date of acquisition. Robeez has been reported as a separate segment in fiscal 2006, based on management’s evaluation of the business for the purposes of assessing performance and allocating resources.

The Company’s operating segments are as follows:

Stride Rite Children’s Group—Retail Division, encompasses several different Company owned retail formats; Stride Rite Children’s shoe stores and leased department stores, which focus on younger children; Stride Rite Family Footwear stores which sell a full range of Stride Rite, Sperry, Keds, and Tommy Hilfiger footwear; and Saucony outlet stores which sell Saucony and Hind products. The Retail Division had a total of 318, 289 and 251 stores open at the end of fiscal years 2006, 2005 and 2004, respectively.

Stride Rite Children’s Group—Wholesale Division, designs and markets children’s footwear, primarily for consumers between the ages of six months and ten years, including dress, recreational shoes, boots, sandals and sneakers in traditional and contemporary styles. These products are marketed under Stride Rite®, Munchkin®, BabySmart®, Born®, Sperry Topsider®, and Tommy Hilfiger® trademarks. Products are sold through a wide variety of retail formats such as department stores, independent stores, value retailers, and specialty stores. Products are also sold through Company owned retail and outlet store locations.

Tommy Hilfiger, designs and markets a line of dress casual, sport casual and athletic footwear for men and women under the Tommy Hilfiger® and Tommy Girl® brand names under licensing agreement with Tommy Hilfiger Licensing, Inc. Products are principally sold wholesale to better department stores, independent stores and shoe chains.

Robeez, designs, develops, manufactures and markets soft-soled footwear in a wide variety of designs for babies and young children under the Robeez® trademark. Products are sold world-wide at thousands of specialty and department stores.

Other Wholesale Footwear, is comprised of four other operating segments which have been aggregated into one reportable segment; Keds, Saucony, Sperry Top-Sider, and Stride Rite International. Keds designs and markets sneakers and casual footwear for adults and children under the Keds® trademark and casual footwear for women under the Grasshoppers® label. Saucony, designs and markets technical running, walking, outdoor trail shoes, and athletic apparel under the Saucony® brand name; athletic apparel under the Hind® name; and cleated football shoes, multi-purpose footwear, and workplace footwear under the Spot-Bilt® brand name. Sperry Top-Sider designs and markets marine footwear and outdoor recreational, hand-sewn, dress and casual footwear for adults under the Sperry Top-Sider®, Sperry® and Mainsail® trademarks. Stride Rite International distributes all of the Company’s product lines to customers outside of the United States.

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

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company presently focuses its brands on the domestic footwear market. No individual country other than the United States accounted for more than 10% of consolidated net sales or assets. The Company’s largest customer accounted for approximately 3%, 6% and 5% of consolidated net sales for fiscal years 2006, 2005 and 2004, respectively.

For the fiscal years ended December 1, 2006, December 2, 2005 and December 3, 2004:

Fiscal Year 2006	Stride Rite Children’s Group—Retail	Stride Rite Children’s Group—Wholesale	Tommy Hilfiger Adult Footwear	Robeez*	Other Wholesale Footwear	Un-allocated Corporate & Other	Consolidated
	(In thousands)
Sales	$202,562	$84,840	$53,949	$9,748	$369,987	$—	$721,086
Inter-company sales	—	(147)	(3,260)	(106)	(10,818)	—	(14,331)

Net sales to external customers	$202,562	$84,693	$50,689	$9,642	$359,169	$—	$706,755

Operating income	$15,761	$11,394	$(3,279)	$392	$42,530	$(13,400)	$53,398
Interest and other, net	—	—	—	(203)	—	(3,580)	(3,783)

Income before income taxes and minority interest	$15,761	$11,394	$(3,279)	$189	$42,530	$(16,980)	$49,615

Goodwill	$867	$—	$—	$14,013	$55,695	$—	$70,575

Total assets	$45,866	$46,650	$17,109	$39,779	$243,568	$64,915	$457,887

*	Robeez was acquired on September 5, 2006.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2005	StrideRite Children’s Group—Retail	Stride Rite Children’s Group—Wholesale	Tommy Hilfiger Adult Footwear	Robeez*	Other Wholesale Footwear	Un-allocated Corporate & Other	Consolidated
	(In thousands)
Sales	$177,208	$90,926	$75,015	$—	$259,712	$—	$602,861
Inter-company sales	—	(103)	(3,898)	—	(10,696)	—	(14,697)

Net sales to external customers	$177,208	$90,823	$71,117	$—	$249,016	$—	$588,164

Operating income	$14,637	$12,610	$(3,439)	$—	$23,935	$(10,254)	$37,489
Interest and other, net	—	—	—	—	216	277	493

Income before income taxes and minority interest	$14,637	$12,610	$(3,439)	$—	$24,151	$(9,977)	$37,982

Goodwill	$487	$—	$—	$—	$56,242	$—	$56,729

Total assets	$39,782	$50,560	$19,995	$—	$284,397	$44,120	$438,854

Fiscal Year 2004	Stride Rite RiteChildren’s Group—Retail	Stride Rite Children’s Group—Wholesale	Tommy Hilfiger Adult Footwear	Robeez*	Other Wholesale Footwear	Un-allocated Corporate & Other	Consolidated
	(In thousands)
Sales	$157,208	$96,468	$92,307	$—	$222,329	$—	$568,312
Inter-company sales	—	(96)	(3,360)	—	(6,532)	—	(9,988)

Net sales to external customers	$157,208	$96,372	$88,947	$—	$215,797	$—	$558,324

Operating income	$11,003	$12,666	$(1,466)	—	$23,654	$(5,451)	$40,406
Interest and other, net	—	—	—	—	—	503	503

Income before income taxes and minority interest	$11,003	$12,666	$(1,466)	$—	$23,654	$(4,948)	$40,909

Goodwill	$484	$—	$—	$—	$424	$—	$908

Total assets	$36,928	$57,322	$24,682	$—	$64,825	$134,660	$318,417

*	Robeez was acquired on September 5, 2006

17. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies that a “conditional asset retirement obligation”, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of settlement are conditional on a future event that may or may not be within control of an entity. The interpretation also clarifies that an entity should record the fair value of such a liability when it can be reasonably estimated. The entity shall recognize such a liability as a cumulative change in accounting principle. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005; therefore effective at the Company’s 2006 fiscal year end. The Company has evaluated the provisions of FIN 47 and determined the impact on our financial position, results of operations, and cash flows to be immaterial.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB No. 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: i) the error is quantified as the amount by which the income statement is misstated and ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 concludes that a Company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006. The Company has evaluated the provisions of SAB No. 108 and determined the impact on our financial position, results of operations, and cash flows to be immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit pension plans to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. It also requires companies to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components or net periodic benefit cost pursuant to FASB Statement No. 87; to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position; and to disclose in the notes to the financial statements certain other information. The provisions of this statement are effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the provisions of SFAS 158 to have a material impact on its financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB interpretation No. 48 (“FIN48”) “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006; the Company’s first quarter of fiscal 2008. The Company is currently evaluating the provisions of FIN 48 to determine the impact on our financial position, results of operations and cash flows.

THE STRIDE RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY DATA (UNAUDITED)

The following table provides quarterly data for the fiscal years ended December, 1, 2006, and December 2, 2005.

(In thousands, except for per share data)	First	Second	Third	Fourth(1)
2006
Net sales	$183,416	$194,007	$177,521	$151,811
Gross profit	73,232	82,279	73,865	59,303
Net income	8,285	16,893	8,484	628
Per diluted common share:
Net income	.22	.45	.23	.02
Dividend	.06	.06	.06	.06

	First	Second	Third	Fourth(2)
2005
Net sales	$150,591	$159,641	$146,237	$131,695
Gross profit	60,532	65,211	58,190	45,052
Net income (loss)	8,161	11,752	7,715	(3,061)
Per diluted common share:
Net income (loss)	.22	.32	.21	(.08)
Dividend	.05	.06	.06	.06

(1)	The fourth quarter of fiscal 2006 includes the results of operations of Robeez Footwear. from the date of acquisition, September 5, 2006.
(2)	The fourth quarter of fiscal 2005 includes the results of operations of Saucony, Inc. from the date of acquisition, September 16, 2005.

19. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

In September 2006, the Company purchased all of the outstanding shares of the three holding companies that, together with their indirect and direct subsidiaries, constitute the Robeez Group (“Robeez”) for a purchase price of approximately $28,683,000. In conjunction with the acquisition, liabilities were assumed as follows:

(In thousands)
Fair value of assets acquired	$37,291
Cash paid for outstanding shares and direct acquisitions costs, net of working capital adjustment	(28,683)

Liabilities assumed	$8,608

In September 2005, the Company purchased all of the capital stock of Saucony, Inc. for approximately $174,856,000. In conjunction with the acquisition, liabilities were assumed as follows:

(In thousands)
Fair value of assets acquired	$223,998
Cash paid for capital stock and direct acquisition costs	(174,856)

Liabilities assumed	$49,142

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

The Stride Rite Corporation:

We have completed integrated audits of The Stride Rite Corporation’s December 1, 2006, December 2, 2005, and December 3, 2004 consolidated financial statements and of its internal control over financial reporting as of December 1, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Stride Rite Corporation and its subsidiaries at December 1, 2006 and December 2, 2005, and the results of their operations, their changes in stockholders’ equity and their cash flows for each of the three years in the period ended December 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 1, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Robeez Footwear, Ltd. from its assessment of internal control over financial reporting as of December 1, 2006 because it was acquired by the Company in a purchase business combination during 2006. Subsequent to the acquisition, certain elements of Robeez Footwear Ltd.’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 1, 2006. We have also excluded these elements of the internal control over financial reporting of Robeez Footwear Ltd. from our audit of internal control over financial reporting. The excluded elements represent controls over accounts of approximately 2% of consolidated assets, 6% of consolidated liabilities, 1% of the consolidated revenues and 1% of the consolidated operating expenses.

As described in Note 11 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

Boston, Massachusetts

February 12, 2007

THE STRIDE RITE CORPORATION

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions		Balance at End of Period
Fiscal year ended December 3, 2004:
Deducted from assets:
Allowance for doubtful accounts	$3,216	$611		$2,280	(a)	$1,547
Allowance for sales discounts	6,190	1,606		1,707	(b)	6,089

	$9,406	$2,217		$3,987		$7,636

Fiscal year ended December 2, 2005:
Deducted from assets:
Allowance for doubtful accounts	$1,547	$1,400	(c)	$1,638	(a)	$1,309
Allowance for sales discounts	6,089	6,587	(c)	5,274	(b)	7,402

	$7,636	$7,987		$6,912		$8,711

Fiscal year ended December 1, 2006:
Deducted from assets:
Allowance for doubtful accounts	$1,309	$820	(d)	$519	(a)	$1,610
Allowance for sales discounts	7,402	3,034	(d)	4,684	(b)	5,752

	$8,711	$3,854		$5,203		$7,362

(a)	Amounts written off as uncollectible.
(b)	Amounts charged against the reserve.
(c)	Includes the beginning balance of the business acquired on September 16, 2005.
(d)	Includes the beginning balance of the business acquired on September 5, 2006.

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

E-1