Form 10-Q
period 2007-03-02
STRIDE RITE CORP
filed 2007-04-10
CIK 94887

1 of 38
                                                                         pages
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 2, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

          Massachusetts                            04-1399290
        ------------------                    --------------------
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

          Yes( )          No (X)

As of March 30, 2007, 36,541,316 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     March 2,                         March 3,
                                       2007          December 1,        2006
                                   (Unaudited)          2006         (Unaudited)
                                  ---------------   --------------  ------------

  Assets

  Current Assets:
     Cash and cash
      equivalents                    $19,982          $17,502         $23,219


     Accounts and notes
      receivable, net                128,733           75,263         121,098

     Inventories                     126,651          119,917         115,594

     Deferred income taxes            14,275           14,293          14,262

     Other current assets             17,048           16,676          18,074
                                    --------         --------       ---------

     Total current assets            306,689          243,651         292,247

  Property and equipment, net         52,950           53,472          51,625

  Goodwill                            70,257           70,575          56,732

  Trademarks and other
  intangibles                         71,890           71,890          58,590

  Other assets, net                   18,731           18,299          19,301
                                    --------         --------        ---------

     Total assets                   $520,517         $457,887        $478,495
                                    ========         ========        ========















               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                    March 2,                         March 3,
                                      2007         December 1,         2006
                                  (Unaudited)         2006           (Unaudited)
                                 ---------------  --------------   -------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
     Accounts payable                  $32,327         $27,838          $28,120
     Income taxes payable               10,508           8,204            7,936
     Accrued expenses and other
       liabilities                      31,402          30,836           31,709
                                        ------          ------           ------
     Total current liabilities          74,237          66,878           67,765

  Long term debt                        98,500          54,200           95,000
  Deferred income taxes                 24,780          25,194           23,781
  Pension obligation and other
       long-term liabilities            15,060          14,886           15,153

  Stockholders' Equity:
     Preferred stock, $1 par value
       Shares authorized - 1,000,000
       Shares issued - None                  -               -                -

     Common stock, $.25 par value
       Share authorized - 135,000,000
       Shares issued and
       outstanding -
        36,533,131 on
        March 2,2007,
        36,320,579 on
        December 1, 2006 and
        36,711,809 on March
        3,2006                           9,152           9,087            9,172

     Capital in excess of par
       value                            30,425          26,962           22,634

    Retained earnings                  275,071         266,508          253,674
    Accumulated other
        comprehensive loss              (6,708)         (5,828)          (8,684)
                                       -------       - -------    --    -------
     Total stockholders' equity        307,940         296,729          276,796
                                       -------       - -------        ---------

     Total liabilities and
       stockholders' equity           $520,517        $457,887         $478,495
                                      ========        ========        =========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           For the three months ended March 2, 2007 and March 3, 2006
                    (In thousands, except for per share data)


                                                2007             2006
                                            --------------  ---------------

Net sales                                     $194,671       $183,416

Cost of sales                                  115,181        110,184
                                            ----------      ---------

Gross profit                                    79,490         73,232

Selling and administrative expenses             60,799         58,910
                                            ----------      ---------

Operating income                                18,691         14,322


Investment income                                 392             484
Interest expense                               (1,434)         (1,163)
Other income (expense), net                        (8)           (144)
                                            ----------      ----------


Income before income taxes                      17,641         13,499

Provision for income taxes                      (6,546)        (5,214)
                                            ----------      ---------


Net income                                     $11,095       $  8,285
                                            ==========      =========

Net income per common share:
   Diluted                                     $   .30       $    .22
                                            ==========      =========
   Basic                                       $   .30       $    .23
                                            ==========      =========

Dividends per common share                     $   .07       $    .06
                                            ==========      =========

Average common shares used in per share
  computations:
   Diluted                                      37,537         37,703
                                            ==========      =========
   Basic                                        36,556         36,588
                                            ==========      =========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the three months ended March 2, 2007 and March 3, 2006
                                 (In thousands)
                                                        2007             2006
                                                    --------------   -----------
Cash flows from operating activities:
   Net income                                             $11,095       $8,285
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                            4,257        3,898
   Deferred income taxes                                     (268)        (245)
   Compensation expense related to stock plans                731          721
   Gain on disposals of property and
   equipment                                                 (171)        (307)
   Other non-cash items                                      (193)           -
   Changes in:
      Accounts and notes receivable                       (54,110)     (57,565)
      Inventories                                          (6,796)         675
      Other current assets                                    129        6,352
      Other current liabilities                             6,775       (4,489)
      Other long-term assets                                 (552)         296
      Other long-term liabilities                             181        1,341
                                                         ---------     ---------
      Net cash used by operating activities               (38,922)     (41,038)
                                                         ---------    ----------

Cash flows from investing activities:
   Additions to property and equipment                     (3,266)      (3,850)
                                                       ----------     ----------
      Net cash used by investing activities                (3,266)      (3,850)
                                                       ----------     ----------

Cash flows from financing activities:
   Borrowings under revolving credit facility             213,800       54,000
   Payments under revolving credit facility              (169,500)     (19,000)
   Proceeds from sale of stock under stock plans            1,732        2,489
   Tax benefit in connection with exercise of
     stock options                                          1,019          629
   Cash dividends paid                                     (2,213)      (2,189)
   Repurchase of common stock                                   -       (1,587)
                                                          --------     ---------
      Net cash provided from financing activities          44,838       34,342
                                                          --------    ---------

Effect of exchange rate changes on cash and
      cash equivalents                                       (170)         671
                                                          --------    ---------

Net increase (decrease) in cash and cash
equivalents                                                 2,480       (9,875)

Cash and cash equivalents at beginning of the
   period                                                  17,502       33,094
                                                           ------    ---------

Cash and cash equivalents at end of the period            $19,982      $23,219
                                                          =======    =========
Cash paid for interest expense                            $ 1,342      $   970
Cash paid for income taxes                                $ 1,883      $ 3,266

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

      Basis of Presentation

     The financial information included in this Form 10-Q of The Stride Rite Corporation (the "Company") for the periods ended March 2, 2007 and March 3, 2006 is unaudited. Such information includes all adjustments (including only and all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 2, 2007 and March 3, 2006 are not necessarily indicative of the result of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company has previously filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 1, 2006 on Form 10-K, which includes all information and footnotes necessary for such presentation.

     The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable, sales returns allowances, markdowns (which reduce revenues), inventory valuation, income taxes, assumptions related to the defined benefit pension plan; assumptions used in the calculation of share-based compensation costs, assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions, and estimates of future undiscounted cash flows on property and equipment that may be impaired. Actual results could differ materially from those estimates.

Stock Purchase and Option Plans

     During  2002,   the  Company's   stockholders   approved  The  Stride  Rite
Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive three month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at 95% of the market value of the Company's common stock on the last day of the payment period. For the payment period which ended in December 2006, a total of 10,509 shares were issued under the Plan for an aggregate amount of $151 thousand. At March 2, 2007, a total of 5,959,889 shares had been purchased under the Plan since inception and 180,111 shares were available for purchase by participating associates.

     During 1998, the Company's stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director's Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company's stockholders approved an amendment to the 1998 Director's Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to purchase common stock are granted at a price equal to the closing price of the Company's common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. In addition, directors may defer receipt of the stock (deferred stock unit) and/or cash portion of their annual retainer by electing to participate in the Company's Deferred
Compensation Plan for Directors. At March 2, 2007, the issuance of 136,886 shares has been deferred by participating directors. At March 2, 2007, 113,121 options were available to grant under the 1998 Director's Plan.

     During 2004, the Company's stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company's common stock may be granted to officers and other key associates. At March 2, 2007, 957,490 options were available to grant under the 2001 plan. The option price of the shares may not be less than the fair market value of the Company's common stock at the date of grant. Options issued under the Plan prior to fiscal 2005 generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Options issued since the beginning of the 2005 fiscal year generally vest over a four-year period and expire seven years following the date of grant. During the first quarter of fiscal 2007 certain key executives and employees were granted awards of restricted stock representing 135,050 shares of common stock under the 2001 plan. Certain of these restricted shares are subject to pre-established performance criteria, which may affect the number of restricted shares received. If issued, these performance-based restricted shares will vest over four years in equal annual installments. The restricted shares which were issued without performance criteria will vest three years after the grant date.


     A summary of the activity in stock options with respect to all plans for the three months ended March 2, 2007 is as follows:


                                             Number of          Weighted Average
                                              Options           Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 1, 2006              3,812,420                $  9.98
Granted                                        693,525                  16.82
Exercised                                     (162,500)                  9.73
Canceled                                       (72,981)                  9.29
                                         --------------             ---------

Outstanding at March 2, 2007                 4,270,464                $ 11.08
                                         =============                =======

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the activity in restricted stock awards with respect to the 2001 plan for the three months ended March 2, 2007 is as follows:


                                             Number of
                                            Restricted          Weighted Average
                                           Stock Awards         Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 1, 2006               240,033                    -
Granted                                       135,050                    -
Exercised                                     (69,319)                   -
Canceled                                            -                    -
                                         ------------              -------

Outstanding at March 2, 2007                  305,764                    -
                                         ============              =======

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at March 2, 2007:

                                 Weighted
                                 Average      Weighted
   Range of                      Remaining    Average     Aggregate
   Exercise            Number   Contractual   Exercise    Intrinsic
    Prices        Outstanding      Life       Price        Value
--------------    -----------   -----------   ---------  -----------

$5.00-$6.88           930,530    3.6 years      $6.61    $8,495,739
$7.38-$10.63          809,465    5.5 years       8.24     6,070,988
$10.64-$12.25       1,098,195    5.9 years      11.55     4,601,437
$12.95-$16.82       1,432,274    6.5 years      15.24       716,137
                    ---------    ---------      -----   -----------
                    4,270,464    5.9 years     $11.08   $19,884,301
                    =========    =========     ======   ===========


     The following table summarizes information about stock options exercisable at March 2, 2007:

                                Weighted
                                Average     Weighted
   Range of                    Remaining    Average     Aggregate
   Exercise         Number    Contractual   Exercise    Intrinsic
    Prices       Exercisable      Life       Price        Value

$5.00-$6.88           930,530    3.6 years      $6.61    $8,495,739
$7.38-$10.63          803,632    5.5 years       8.23     6,035,276
$10.64-$12.25         776,047    6.1 years      11.41     3,360,284
$12.95-$16.82         162,251    5.9 years      13.72       327,745
                 --   -------    ---------      ----- ----  -------
                    2,672,460    5.6 years      $9.56   $18,219,044
                    =========    =========      =====   ===========


     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective December 3, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of adoption of the standard is recognized based on the grant-date fair value as estimated in accordance with the original provisions of SFAS 123. The grant-date fair value of the awards generally vest over the service period. Under the provisions of SFAS 123R, the Company is required to include an estimate of the number of the awards that will be forfeited. Previously, the Company had recognized the impact of forfeitures as they occurred.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Share-based compensation cost was $731 thousand and $721 thousand for the three months ended March 2, 2007 and March 3, 2006, respectively. The portion of share-based compensation cost included in selling and administrative expenses for the three months ended March 2, 2007 and March 3, 2006 was $651 thousand and $616 thousand, respectively. The portion of share-based compensation cost included in cost of sales for the three months ended March 2, 2007 and March 3, 2006 was $80 thousand and $105 thousand, respectively. The Company did not capitalize any share-based compensation cost as the costs that qualified for capitalization were not material. The related tax benefit from the exercise of shares recognized in the three months ended March 2, 2007 and March 3, 2006 was $1.0 million and $295 thousand, respectively.

     The weighted average grant date fair value used in the calculation of share-based compensation cost in the accompanying condensed consolidated statements of income for the three months ended March 2, 2007 has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options                                 2007       2006
-----------------------------------------------------------------------
Risk-free interest rate                               4.76%      4.32%
Dividend yield                                         1.8%       1.8%
Volatility factor                                     29.5%      26.6%
Weighted average
   expected life of options (years)                    4.75       4.75

     The weighted average expected life of options was calculated using the simplified method as provided by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data due to decreasing the option's contractual term from 10 years to 7 years and increasing the vesting period from 3 years to 4 years for options that were granted starting in fiscal year 2005. The risk-free interest rate assumption was based on the United States Treasury's constant maturity's rate for a 4.75 year term on the date the option was granted. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected weighted average life of the option. The assumed dividend yield was based on the Company's expectation of future dividend payouts. The post-vesting forfeiture rate is based on the four year historical average turnover rate for two groups of option eligible employees. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.

     The weighted average grant date fair values of stock options granted during the three months ended March 2, 2007 and March 3, 2006 were estimated at $4.70 and $3.46, respectively.

     Total unrecognized share-based compensation costs related to non-vested stock options was approximately $8.9 million as of March 2, 2007 which related to approximately 1.9 million shares with a per share weighted value of $4.66. This unrecognized cost is expected to be recognized over a weighted average period of approximately 3 years. The intrinsic value of options exercised during the three months ended March 2, 2007 was approximately $2.5 million.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Earnings Per Share

     Basic earnings per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding (which includes deferred stock units, see
Note 1) for the period. Diluted earnings per common share reflects the potential dilution that could occur if stock options and other types of stock-based compensation that issue common stock are exercised.

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

                                                 Three Months Ended
                                       ---------------------------------------
                                             March 2,              March 3,
                                               2007                  2006
                                       ---------------------     -------------
                                       (In thousands, except for per share data)

Net income                                     $11,095                  $ 8,285
                                               =======                  =======


Weighted average common shares
  outstanding (basic)                           36,556                   36,588

Dilutive effect of share-based
  compensation                                     981                    1,115
                                               -------                  -------

Weighted average common shares
  outstanding (diluted)                         37,537                   37,703
                                               =======                   ======

Earnings per common share:
     Basic                                     $   .30                  $   .23
                                               =======                  =======

     Diluted                                   $   .30                  $   .22
                                               =======                  =======


     The following weighted shares have been excluded in the computation of diluted earnings per share because the weighted shares are anti-dilutive:

                                                  First Quarter
                                           ----------------------------
                                                  2007            2006
                                           ------------    ------------
                                                 (In thousands)

Anti-dilutive weighted shares                    1,149             944

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Comprehensive Income

      Comprehensive income is as follows:

                                                        Three Months Ended
                                             -----------------------------------
                                                    March 2,           March 3,
                                                      2007               2006
                                              ------------------  --------------
                                                          (In thousands)

Net income                                           $11,095             $8,285

Other comprehensive income:
Foreign currency translation adjustments                (880)               783
                                                    ---------            ------

Total comprehensive income                          $ 10,215             $9,068
                                                    ========             ======



     Components  of  accumulated  other   comprehensive   loss  consist  of  the
following:

                                    March 2,        December 1,       March 3,
                                      2007             2006             2006
                               ---------------  ----------------  --------------
                                                  (In thousands)
Foreign currency  translation
   adjustments                       $1,505         $2,385               $730
Minimum pension liability
   adjustments, net of taxes         (8,213)        (8,213)            (9,414)
                                    -------       ---------         -  -------
Accumulated other
   comprehensive loss               $(6,708)      $ (5,828)           $(8,684)
                                    ========      =========           ========


Note 4 - Robeez Acquisition

     On September 5, 2006, the Company purchased all of the outstanding shares of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group ("Robeez") for a purchase price of approximately $28.7 million, net of cash acquired. As a result, Robeez became a wholly-owned subsidiary of the company. Robeez was purchased using cash provided from operations in addition to approximately $17 million borrowed under our existing revolving credit facility.

     As part of the acquisition and in the fourth quarter of 2006, the Company terminated certain executives at a cost of approximately $1.3 million. Additionally, approximately $313 thousand of other acquisition liabilities were incurred relating to lease termination costs on equipment and other miscellaneous expenses.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Details of the Robeez acquisition related reserves at March 2, 2007 as are follows:
                                       Acquisition        Acquisition
                                         Related            Related
                                        Severance          Exit Costs
------------------------------------------------------------------------
Balance at December 1,2006                 $1,191               $304
Deductions from reserve                     (434)                  -
Foreign currency translation impact          (31)                (8)
                                      -----------         -----------
                                             $726               $296
                                      ===========         ===========

Note 5 - Debt

     In connection with the acquisition of Saucony, the Company entered into a five-year revolving credit facility pursuant to a Credit Agreement dated September 16, 2005 (the "Credit Agreement'). The Credit Agreement provides for collateralized revolving loans in an aggregate amount up to $275 million (the "revolver"), including a $75 million sublimit for the issuance of letters of credit and a $15 million sublimit for swingline loans, with $200 million currently committed. Borrowings under the Credit Agreement are scheduled to mature on September 16, 2010 and are collateralized by substantially all of the assets of the Company.

     During the first quarter of fiscal 2007, borrowings under this Credit Agreement averaged $71.9 million, with a maximum amount outstanding of $98.5 million. For the same period in the prior fiscal year, borrowings averaged $78.1 million with a maximum borrowing of $101.0 million. The weighted average interest rate on these borrowings during the first quarter of fiscal year 2007 was 7.97% versus 5.80% in the prior year's quarter. On March 2, 2007 and March 3, 2006, $98.5 million and $95.0 million, respectively, were outstanding under the revolver. Cash interest payments were $1.4 million and $1.1 million in the first quarter of fiscal year 2007 and 2006, respectively.


Note 6 - Benefit Plans

      The following table summarizes the components of net periodic benefit cost for the Company:
                                                      Three Months Ended
                                              ----------------------------------
                                                    2007               2006
                                              ----------------   ---------------
                                                        (In thousands)
Service cost                                        $    -              $570
Interest cost                                        1,108             1,029
Expected return on assets                           (1,173)           (1,143)
Net loss recognized                                    190               510
Amortization of prior service cost                       -                 3
                                                    ------            ------

Net periodic benefit cost                           $  125              $969
                                                    ======            ======

     During the first quarter of fiscal 2007, no contributions were made to the Company's defined benefit pension plan. At this time, the Company does not plan to make any contributions to its defined benefit pension plan during the 2007 fiscal year.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On June 29, 2006, the Company announced changes to its defined benefit pension plan effective December 31, 2006 that included stopping the accrual of future benefits in the Company's defined benefit pension plan and fully preserving all retirement benefits that employees will have earned as of December 31, 2006. At the same time the company also announced changes that included significant increases to the matching contributions to its defined contribution plan beginning January 1, 2007. The impact of the change to the defined benefit plan was a curtailment of the projected benefit obligation of $2.7 million and no change to the accumulated benefit obligation. The defined contribution plans were redesigned to increase the Company match from 3% of pay up to 6% of pay and to allow all participants to make full use of the maximum statutory deferral limits.


Note 7 - Contingencies

     The revenue of Tommy Hilfiger branded footwear is a significant portion of the Company's business. The Tommy Hilfiger footwear sales are contingent on the Company's licensing agreement with Tommy Hilfiger Licensing, Inc. In July 2006, the Company amended the terms of the current license agreement, which extended the term of the agreement to expire in March 2008. During the first quarter of fiscal 2007, the Company entered into an additional extension of the term of the agreement through December 2008. Whether the Company's license with Tommy Hilfiger will remain in effect depends in part on the Company achieving certain minimum sales levels for the licensed products. The Company continues to expect to meet the minimum sales levels required by the Tommy Hilfiger License agreement. The Company believes that no provision is currently required for costs related to the potential loss of this license. If the Tommy Hilfiger license is lost, the Company's business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $21 million in the first quarter of fiscal 2007. This revenue is included in the Tommy Hilfiger Footwear segment, the Other Wholesale Footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail division, and the Stride Rite Children's Group - Wholesale Division.

     In December 2004, Saucony, Inc. recorded a charge to address environmental conditions at a Saucony owned distribution facility. The facility and the related liability were acquired by the Company as part of the Saucony acquisition in September 2005. The liability as of March 2, 2007 is $1,829,000 and is included as an accrued expense in the accompanying condensed consolidated balance sheet. The original estimated costs ranged from $1,242,000 to $4,621,000. The Company's management determined that the liability was fairly stated upon acquisition. The assessment of the liability and the associated costs are an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations, and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. During the first quarter of the fiscal 2007, there were $36 thousand of costs deducted from the reserve.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Operating Segments and Related Information

     In September 2005 the Company acquired Saucony, Inc. During the 2006 fiscal year, Saucony's operations were integrated into the existing operations of the Company. As a result, during the first quarter of fiscal 2006, the Company re-assessed its operating and reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The changes to the Company's segments were as follows: the Stride Rite Children's Group - Retail Division includes the Saucony factory outlet stores (15 stores as of March 2, 2007); Saucony's international operations are included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment and the Saucony domestic footwear division, which includes the Hind unit, is also aggregated into the Other Wholesale Footwear reportable segment.

     In September 2006, the Company completed its acquisition of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group ("Robeez") pursuant to a Share Purchase Agreement. At that time, Robeez became our wholly-owned subsidiary. Robeez results of operations have been included in our results since the date of acquisition. Robeez has been reported as a separate segment since the date of acquisition, based on management's evaluation of the business for the purposes of assessing performance and allocating resources.

                           THE STRIDE RITE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three months ended March 2, 2007 and March 3, 2006 is as follows:

             Stride    Stride
             Rite      Rite
First        Children'sChildren's Other     Tommy           Unallocated
Quarter      Group -   Group -    Whlsle   Hilfiger          Corporate   Consol-
2007         Retail    Whlsle    Footwear  Footwear  Robeez  & Other     idated
--------------------------------------------------------------------------------

Sales        $43,129   $20,980   $112,235  $15,472   $7,084        -   $198,900

Inter-
company
sales              -       (48)    (3,273)    (771)    (137)       -     (4,229)
             -------   --------  --------- --------  -------  ------   ---------

Net sales
to
external
customers    $43,129   $20,932   $108,962  $14,701   $6,947        -   $194,671
             =======   =======   ========  =======   ======   ======   =========

Operating
(loss)
  Income     $(2,502)  $ 2,515   $ 18,661    $ 828    $ 398  $(1,209)  $ 18,691

Interest
  and
other,
net                -         -          -        -        -   (1,050)    (1,050)
             --------  --------  ---------  -------  -------  -------  ---------

Income
(loss)
  before
  income
  taxes      $(2,502)  $ 2,515   $ 18,661  $   828  $   398  $(2,259)  $ 17,641
             ========   =======  ========  =======  =======  ========  ========

Total assets $49,498   $47,085   $322,254  $16,326  $38,898  $46,456   $520,517
              =======   =======  ========  =======  =======  =======   ========

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Stride    Stride
             Rite      Rite
First        Children'sChildren's Other     Tommy            Unallocated
Quarter      Group -   Group -    Wholesale Hilfiger          Corporate  Consol-
2006         Retail    Wholesale  Footwear  Footwear  Robeez   & Other    idated
-----------------------------------------------------------------------------------

Sales         $37,924   $21,156   $112,960  $14,933        -        -  $186,973

Inter-
  company
  sales             -       (27)    (2,665)    (865)       -        -    (3,557)
              -------   --------  --------- --------   ------   ------ ---------

Net sales
  to
  external
  customers   $37,924   $21,129   $110,295  $14,068        -        -  $183,416
              =======   =======   ======== ========  =======    ====== ========


Operating
  (loss)
  income      $(2,088)  $ 2,802   $ 16,908   $ (338)       -  $(2,962) $ 14,322

Interest
  and
  other,
  net               -         -          -        -        -     (823)     (823)
              -------   -------   --------   ------  -------   -------  -------

Income
(loss)
  before
  income
  taxes       $(2,088)  $ 2,802   $ 16,908  $  (338)       -  $(3,785) $ 13,499
              =======   =======   ========  ========  ======  =======  ========

Total assets  $44,457   $48,610   $304,958  $14,615        -  $65,855  $478,495
              =======   =======   ========  ========  ======  =======  ========



Note 9 - Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit pension plans to recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation - in its statement of financial position. It also requires companies to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components or net periodic benefit cost pursuant to FASB Statement No. 87; to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position; and to disclose in the notes to the financial statements certain other information. The provisions of this statement are effective as of the end of fiscal years ending after December 15, 2006. The Company does not expect the provisions of SFAS 158 to have a material impact on its financial position, results of operations and cash flows.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In June 2006, the FASB issued FASB interpretation No. 48 ("FIN48") "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006; the Company's first quarter of fiscal 2008. The Company is currently evaluating the provisions of FIN 48 to determine the impact on our financial position, results of operations and cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, it requires companies to provide enhanced disclosure regarding financial instruments in Level 3 of the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe the adoption of SFAS No. 157 will not have a material impact on our financial position, results of operations and cash flows.

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

     Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: the inability to fully realize the anticipated benefits from the acquisitions of Robeez Footwear, the challenges of achieving the expected synergies with Robeez Footwear, and the possibility of incurring costs or difficulties related to the integration of the business of Stride Rite and Robeez Footwear and Saucony; increased leverage from the financing of our recent acquisitions; the possible failure to retain the Tommy Hilfiger footwear license; international, national and local general economic and market conditions; the size and growth of the overall footwear and general retail market; intense competition among designers, marketers, distributors and sellers of footwear; demographic changes; changes in consumer fashion trends that may shift to footwear styling not currently included in our product lines; popularity of particular designs and categories of products; seasonal and geographic demand for the Company's products; difficulties in anticipating or forecasting changes in consumer preferences; delays in the opening of new stores; difficulties in implementing, operating and maintaining the Company's complex information systems and controls, including, without limitation, the systems related to the Company's retail stores, systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of the Company's products; the underperformance or delay of new products; the ability

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to secure and protect trademarks, patents and other intellectual property; performance and reliability of our products; customer service; adverse publicity; the loss of significant suppliers or customers, such as department stores and specialty retailers; the consolidation or restructuring of such customers, including large department stores, which may result in unexpected store closings; our reliance on independent manufacturers in China and potential disruptions in such manufacturing caused by political instability, the occurrence of a natural disaster or other disruptions in China's social or economic structure; the impact of changes in the value of foreign currencies, including the Chinese Yuan and the currencies of countries where Stride Rite markets its various brands; the ability to secure raw materials; delays and increased costs of freight and transportation to meet delivery deadlines; the impact on product development or manufacturing as a result of health risks; acts of terrorism; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified key personnel; and other factors referenced or incorporated by reference in this report and other reports.

     The risks included here are not exhaustive. Other sections, including without limitation the section entitled "Risk Factors", of our annual report on Form 10-K may include additional factors which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting policies and estimates in the Company's Annual Report on Form 10--K for the fiscal year ended December 1, 2006 for additional information. There

PART I - FINANCIAL INFORMATION (Continued)

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

have been no changes to the Company's critical accounting policies in the quarter ended March 2,2007.

Contingencies
-------------

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2006, we renewed the agreement for an additional one-year term, to March 2008. During the first quarter of fiscal 2007, we subsequently entered into an additional extension of the term of the agreement to December 2008. Whether our license with Tommy Hilfiger will remain in effect depends, in part, on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement.
During 2006, the parent company of Tommy Hilfiger Licensing, Inc., Tommy Hilfiger Corp., was sold to Apax Partners. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses are included in the Tommy Hilfiger Footwear segment, the Other Wholesale footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail Division, and the Stride Rite Children's Group - Wholesale Division.

Results of Operations
---------------------

     The following table summarizes the Company's performance for the first quarter of fiscal 2007 as compared to the results for the same period in fiscal 2006:

Increase Percentage vs. 2006 Results:
------------------------------------
                                                                First Quarter
                                                                -------------

Net sales                                                            6.1%
Gross profit                                                         8.5%
Selling and administrative expenses                                  3.2%
Operating income                                                    30.5%
Income before income taxes                                          30.7%
Net income                                                          33.9%


Operating Ratios as a Percentage of Net Sales:
                                                      First Quarter
                                             --------------------------------
                                                 2007              2006
                                             --------------    --------------

Gross profit                                     40.8%             39.9%
Selling and administrative expenses              31.2%             32.1%
Operating income                                  9.6%              7.8%
Income before income taxes                        9.1%              7.4%
Net income                                        5.7%              4.5%

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

      The first quarter breakdown of net sales is as follows:

                                                               Percentage
                                                                 Change
                                                                2007 vs.
                                            2007      2006        2006
                                           --------  --------  ------------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale     $21.0     $21.2         (0.8)%
Stride Rite Children's Group - Retail         43.1      37.9         13.7%
                                           --------  --------  ------------
Stride Rite Children's Group                  64.1      59.1          8.5%

Keds                                          38.1      42.0         (9.3)%
Sperry Top-Sider                              26.0      23.6         10.3%
Stride Rite International                     23.3      22.8          2.1%
Saucony                                       22.4      21.1          6.3%
Hind                                           2.4       3.5        (30.8)%
                                           --------  --------  ------------
Other Wholesale Footwear                     112.2     113.0         (0.6)%

Tommy Hilfiger Footwear                       15.5      14.9          3.6%

Robeez                                         7.1      -              n/a

Elimination of intercompany sales            (4.2)     (3.6)           n/a
                                           --------  --------  ------------

Total net sales                             $194.7    $183.4          6.1%
                                           ========  ========  ============

     During the first quarter of fiscal 2007, consolidated net sales increased $11.3 million to $194.7 million, or 6.1% above the sales level achieved in the first quarter of fiscal 2006. The increase in sales is primarily related to the inclusion of a full quarter of Robeez sales as well as the increase in Stride Rite Children's Group - Retail's sales. Wholesale net sales increased $5.2 million or 3.6% for the first quarter of 2007, and overall retail sales, including the e-commerce sites, increased $6.1 million or 15.7% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the first quarter were 1.4% higher than the comparable period in 2006.

     First quality wholesale net sales increased by $2.9 million, or 2.0% above the wholesale net sales level achieved in the first quarter of fiscal 2006. This includes the positive impact of a $1.0 million decrease in combined discounts, returns and allowances. Sales of closeout products increased $1.3 million from the comparable period in the 2006 fiscal year. Additionally, royalty income increased $0.6 million versus the comparable period in the 2006 fiscal year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit
------------

     During the first quarter of fiscal 2007, the Company's gross profit of $79.5 million increased $6.3 million or 8.5% above the amount recorded during fiscal 2006's first quarter. The gross profit percentage rate for the fiscal 2007 first quarter increased 0.9 percentage points to 40.8%, versus the 39.9% rate reported in the prior year's first quarter. Contributing to the improved gross profit dollars were the full quarter impact of Robeez gross sales in 2007 and increased sales of higher priced Sperry Top-Sider products in premier department store and independent retail channels. Offsetting a portion of these increases were the lower gross profit dollars caused by the declines in Keds sales, an increase in promotional event sales in the Stride Rite Children's Group retail stores, and a shift in product mix. The gross profit comparison was also impacted by the $2.6 million pre-tax expense recorded in the first quarter of the prior year which related to the flow through of the remaining purchase accounting inventory write-up to fair value recorded as part of the Saucony acquisition.

Operating Costs
---------------

     During the first quarter of fiscal 2007, selling and administrative expenses were $60.8 million, an increase of $1.9 million or 3.2% as compared to the first quarter of fiscal 2006. This increase was principally the result of the inclusion of Robeez which added $3.3 million in operating expenses. Also contributing to the higher expense levels in the first quarter of fiscal 2007 were $2.1 million in incremental costs associated with the increased number of Stride Rite Children's Group retail stores, which includes Saucony's factory outlet stores in addition to increased investment in European operations which added $0.8 million in expenses during the quarter. Offsetting a portion of these expense increases were $0.8 million in reduced pension expense due to the previously announced changes in our defined benefit plan that included stopping the accrual of future retirement benefits and preserving earned benefits as of December 31, 2006. In addition, first quarter acquisition related integration costs of $0.3 million for Robeez in fiscal 2007 were $0.9 million lower than the integration expenses in the prior year's comparable period related to the acquisition of Saucony. As a percentage of sales, operating costs were 31.2% in the first quarter of fiscal 2007 compared to 32.1% in the first quarter of fiscal 2006.

Other Income and Taxes
----------------------

     Investment income related to the Company's cash equivalents and marketable securities was $0.4 million in the first quarter of fiscal 2007, which remained flat versus the similar period in fiscal 2006. Interest expense, which relates to borrowings under the revolving credit agreement, increased by $0.3 million in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for income taxes increased $1.3 million in the first quarter of fiscal 2007 as compared to the similar period in fiscal 2006. This increase was due to the higher pre-tax income amount, offset in part by a lower tax rate. Our effective tax rate was 37.1% in the first quarter of fiscal 2007 as compared to 38.6% in the first quarter of fiscal 2006.

Net Income
----------

     Net income for the first quarter of fiscal 2007 was $11.1 million, an increase of $2.8 million, or 33.9% as compared to the same period in the prior year. The higher net sales and resulting gross profit, due in part to the addition of Robeez, were able to offset corresponding increases in operating expenses and interest expense.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segments Review
---------------

     In September 2006, the Company completed its acquisition of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group ("Robeez") pursuant to a Share Purchase Agreement. At that time, Robeez became our wholly-owned subsidiary. Robeez' results of operations have been included in our results since the date of acquisition. Robeez has been reported as a separate segment based on management's evaluation of the business for the purposes of assessing performance and allocating resources.

Stride Rite Children's Group - Retail
-------------------------------------

     The net sales of the Stride Rite Children's Group - Retail increased $5.2 million or 13.7% in the first quarter as compared to the same quarter in the prior year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 6.3% for the first fiscal quarter of 2007. The increase in the comparable stores category was partially attributable to the shift of the annual pre-Easter holiday promotional event into the first quarter of fiscal 2007, as compared to the second quarter of fiscal 2006. At the end of the first quarter of fiscal 2007, the Stride Rite Children's Group - Retail operated 307 Stride Rite children's shoe stores and outlets. This is a net increase of 27 stores, or 10% from the end of the same period in the prior year. In addition Stride Rite Children's Group-Retail operated 15 Saucony outlet stores. Current plans for fiscal 2007 include the opening of 27 Children's Group retail stores and the closing of 13 underperforming retail locations.

     The Stride Rite Children's Group - Retail operating income decreased due to a lower gross profit percentage and higher operating expenses which offset the income impact of higher sales versus the prior year. The gross profit margin decline was primarily the result of a high level of promotional events in our retail stores and a lower gross profit dollar product mix. The operating expense increase is primarily related to the additional number of stores and certain increased indirect store costs.

Stride Rite Children's Group - Wholesale
----------------------------------------

     Net sales decreased $0.2 million or 0.8% during the first quarter of 2007 as compared to the same quarter last year. This slight decrease was primarily attributable to lower sales of first quality products to department stores, mainly in the Stride Rite and Tommy Hilfiger product lines, as well as a decrease in closeout products sales. Offsetting these declines were higher sales of Sperry Top-Sider and Saucony children's products.

     The Stride Rite Children's Group - Wholesale operating income declined slightly versus the prior year. The decline was primarily related to the impact of the lower net sales and the corresponding reduction in gross profit dollars due to a shift in product mix, being largely offset by decreases in operating expenses.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Wholesale Footwear
------------------------

     The slight overall decrease in net sales of the Other Wholesale Footwear segment was primarily attributable to decreases in Keds and Hind product sales. These decreases were partially offset by increases in Saucony and Sperry Top-Sider product sales.

     During the first quarter of fiscal 2007, the increase in Saucony domestic sales was driven by strong sales of several new technical and athletic product introductions. Offsetting a portion of this was a decrease in promotional product sales.

     The Sperry Top-Sider sales increase was attributable to strong sales of both men's and women's product lines. The growth in the Sperry Top-Sider product sales in the first quarter resulted from increases in the premier department store and independent retail channels. Offsetting a portion of this sales growth was a decrease in promotional product sales.

     The Stride Rite International division's net sales growth in the first quarter of fiscal 2007 was primarily the result of strong sales of Saucony products in Europe, Keds sales increases in Canada, Europe and Australia and Sperry Top-Sider's sales in Europe, Asia and Latin America. Offsetting a portion of this increase were lower Tommy Hilfiger sales in Canada and Latin America.

     The Keds sales decline during the first quarter of fiscal 2007 versus the same period last year was partially attributable to a decrease in core product sales in the mid-tier and value channels, as well as lower children's sales. We have continued to add new distribution in the younger-oriented specialty stores and premier department stores. These updated product offerings have performed well in these channels.

     The Hind sales decline was primarily related to sales declines in the outdoor channel. We expect this trend to continue through the remainder of fiscal 2007 as we reposition the technical apparel strategy and introduce new product offerings.

     The increased operating income versus the prior year in this segment was primarily related to the impact of higher net sales in Saucony and Sperry Top-Sider and the corresponding increases in gross profit dollars. Also contributing to the favorable operating income comparison is the $2.6 million expense recorded in last year's first quarter for the flow through of the remaining purchase accounting write-up of acquired Saucony inventory to fair value. Offsetting these increases were the impact of lower net sales in Keds and Hind and the corresponding decreases in gross profit dollars.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tommy Hilfiger Footwear, Inc.
-----------------------------

     The net sales of Tommy Hilfiger footwear adult products increased by 3.6% during the first quarter of fiscal 2007. This was primarily attributable to positive trends in both women's and men's product lines sales to family shoe store accounts. In fiscal 2007, under this license, we are projecting an improved sales trend, although still an overall sales decline.

     The Tommy Hilfiger operating income increase versus prior year was primarily related to the impact of higher net sales and the corresponding increase in gross profit dollars coupled with decreases in operating expenses.

Robeez
------

     The first quarter of fiscal 2007 was the first complete quarter in which Robeez' results of operations were included in the Company's results. Robeez sales for the first quarter of fiscal 2007 were $7.1 million. Net sales of Robeez products met the Company's expectations on the strength of its soft-soled products for infants and children to age four.

     Robeez' operating income of $398 thousand for the quarter related to gross profit dollars generated from sales less operating expenses.

Liquidity and Capital Resources
-------------------------------

     At the end of the first fiscal quarter of 2007, our balance sheet reflected a current ratio of 4.1 to 1.0 with $98.5 million in long-term debt. Last year's first quarter balance sheet reflected a current ratio of 4.3 to 1.0 with $95 million in long-term debt. Our cash and cash equivalents totaled $20.0 million at March 2, 2007, a decrease of $3.2 million from the total cash and cash equivalents of $23.2 million at the end of the first quarter of fiscal 2006. The decrease in our cash balance, versus the comparable quarter last year, is primarily attributable to funding a portion of the Robeez acquisition which was completed in September 2006.

     The Company's seasonal cash flow patterns typically require the use of cash during the first quarter of a fiscal year. During the first quarter of fiscal 2007, the Company used $38.9 million of cash to fund operations which was consistent with the $41.0 million used to fund operations in the first quarter of fiscal 2006. Inventory levels at the end of the first quarter of fiscal 2007 increased $11.1 million, or 9.6% from the levels recorded at the end of the prior year's first quarter. The increase in inventory related primarily to the addition of Robeez product and the timing of certain product receipts. Accounts receivable at March 2, 2007 were $128.7 million or 6.3% higher than the amount at the end of last year's first quarter which was largely due to the addition of Robeez and higher sales in the last month of the fiscal quarter. Days sales outstanding ("DSO"), which measures the length of the collection period for accounts receivable for sales during the quarter, was 56 days at the end of the first fiscal quarter of 2007 which was consistent with the DSO at the end of the same period last year. Accounts payable, at the end of the first quarter of fiscal 2007, increased $4.2

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million from the level recorded at the end of the prior year's first quarter. The increase was primarily due to the higher inventory balance and addition of Robeez. During the first fiscal quarter of 2007, the Company did not contribute to its defined benefit pension plan and, at this time, the Company does not plan to make any contributions to its defined benefit pension plan during the remainder of the 2007 fiscal year.

     Additions to property and equipment totaled $3.3 million in the first fiscal quarter of 2007, a decrease versus the $3.9 million in the first fiscal quarter of 2006. The decrease primarily related to a higher level of capital expenditures in the first quarter of fiscal 2006 for the renovation of our corporate headquarters. The capital purchases in the first quarter of 2007 related primarily to the Company's continued retail expansion efforts, a new brand trade show booth and improvements within our warehousing and distribution facilities. Funding of our capital expenditures was provided from operations and our revolving credit facility.

     At the end of the first quarter of fiscal 2007, there was $98.5 million outstanding under the Company's revolving credit facility. The increase in outstanding debt during the first quarter of fiscal 2007 was the result of normal seasonal working capital requirements. The facility was entered into in September 2005 as part of the Saucony acquisition and also to provide funds for working capital and general corporate purposes. As of March 2, 2007, letters of credit totaling $34.5 million were outstanding for the purchase of inventories. The use of letters of credit for inventory purchases does not impact the Company's borrowing capacity under the revolving line of credit because these letters of credit are supported by other uncommitted lines of credit and permitted by the terms of the revolving credit agreement. All letters of credit generally expire within one year.

     During the first quarter of fiscal 2006 we returned $2.2 million to shareholders through cash dividends. Effective with the March 15, 2007 dividend payment, the Company's Board of Directors increased the quarterly dividend rate from $0.06 per share to $0.07 per share. This will result in an annual increase in dividend payments to shareholders of approximately $1.5 million. We did not repurchase any common shares under our share repurchase program during the first quarter. As of March 2, 2007 we have approximately 3.0 million shares remaining on our share repurchase authorization approved by the Board of Directors in June 2004.

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

                           THE STRIDE RITE CORPORATION

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 1, 2006.

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

     There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities
Exchange Act of 1934, as amended) during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, we have included Robeez Footwear in our review and evaluation of internal controls and procedures as of the beginning of fiscal 2007.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company did not repurchase equity securities during the first quarter of fiscal 2007. There is a maximum of 2,998,994 shares that may yet to be purchased under the program as of March 2, 2007.

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

                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS

Exhibit No.       Description of Exhibit
-----------       ----------------------

    2      (i)    Share Purchase Agreement between Sandra Wilson, Greg Garrett,
                  Lorne Fingarson, The Wilson Family Trust NO. 1, the Garret
                  Family Trust NO. 1, The Fingarson Family Trust NO. 1, 0740613
                  B.C.LTD. And 0753831 B.C. LTD. and The Stride Rite
                  Corporation and Stride Rite Canada Limited dated as of
                  September 5, 2006. This document was filed as Exhibit 2.1 to the Registrant's Form 8-K on September 12, 2006 and is incorporated herein by reference.

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

    10     (i)*   Sixth Amendment to the Amended and Restated License Agreement
                  between Registrant and Tommy Hilfiger Licensing, Inc.

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

                                    THE STRIDE RITE CORPORATION
                                    ---------------------------
                                    (Registrant)



Date:  April 10, 2007               By:  /s/ Frank A. Caruso
                                    --------------------------
                                       Frank A. Caruso
                                       Chief Financial Officer