Form 10-Q
period 2007-06-01
STRIDE RITE CORP
filed 2007-07-11
CIK 94887

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

                 For the quarterly period ended June 1, 2007

()         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------     -----------------


                         Commission File Number: 1-4404

                           THE STRIDE RITE CORPORATION
             (Exact name of registrant as specified in its charter)

           Massachusetts                             04-1399290
    ---------------------------                 ---------------------
    (State or other jurisdiction             (I.R.S. Employer Identified No.)
    of Incorporation or Organization)

                191 Spring Street, Lexington, Massachusetts 02421
               (Address of principal executive offices) (Zip Code)

                                 (617) 824-6000
                  --------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes (X)                   No ()

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

              Yes ()                    No (X)

As of June 29, 2007, 36,572,013 shares of the Registrant's common stock, $.25 par value, and the accompanying Preferred Stock Purchase Rights were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           THE STRIDE RITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                        June 1                      June 2,
                                         2007       December 1,       2006
                                     (Unaudited)       2006        (Unaudited)
                                     -----------    -----------    ------------

  Assets

  Current Assets:
     Cash and cash equivalents           $21,340       $17,502      $23,349

     Accounts and notes
       receivable, net                   109,953        75,263       96,102

     Inventories                         125,496       119,917      123,108

     Deferred income taxes                14,290        14,293       13,620

     Other current assets                  8,422        16,676       15,741
                                      -----------   -----------   ----------

     Total current assets                279,501       243,651      271,920

  Property and equipment, net             53,621        53,472       52,373

  Goodwill                                70,277        70,575       56,794

  Trademarks and other intangibles        71,890        71,890       58,590

  Other assets, net                       18,114        18,299       18,736
                                      -----------   -----------   ----------

     Total assets                       $493,403      $457,887     $458,413
                                      ===========   ===========   ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except for share data)

                                              June 1,                  June 2,
                                               2007      December 1,    2006
                                           (Unaudited)     2006      (Unaudited)
                                          ------------   ----------- -----------
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                            $42,515     $27,838     $32,041
   Income taxes payable                          2,785       8,204           -
   Accrued expenses and other liabilities       31,712      30,836      29,195
                                              ---------  ---------   ---------
   Total current liabilities                    77,012      66,878      61,236

Long term debt                                  54,200      54,200      68,000
Deferred income taxes                           24,866      25,194      23,472
Pension obligation and other
   long-term liabilities                        15,310      14,886      16,202

Stockholders' Equity:
   Preferred stock, $1 par value
     Shares authorized - 1,000,000
     Shares issued - None                            -           -           -

   Common stock, $.25 par value
     Share authorized - 135,000,000
     Shares issued and outstanding -
      36,560,818 on June 1, 2007
      36,320,579 on December 1, 2006
      and 36,420,263 on June 2, 2006             9,152       9,087       9,100

   Capital in excess of par value               31,549      26,962      22,417

   Retained earnings                           286,656     266,508     265,395
   Accumulated other
      comprehensive loss                        (5,342)     (5,828)     (7,409)
                                             ---------   ---------   ---------
   Total stockholders' equity                  322,015     296,729     289,503
                                             ---------   ---------   ---------

   Total liabilities and stockholders'
      equity                                  $493,403    $457,887    $458,413
                                             =========   =========   =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               For the periods ended June 1, 2007 and June 2, 2006
                   (In thousands, except for per share data)

                               Three Months Ended         Six Months Ended
                             ----------------------   --------------------------
                              June 1,      June 2,       June 1,     June 2,
                                2007        2006          2007         2006
                             ----------   ----------   ----------   ----------
Net sales                     $209,201     $194,007     $403,872     $377,423

Cost of sales                  118,517      111,728      233,698      221,912
                             ----------   ----------   ----------   ----------

Gross profit                    90,684       82,279      170,174      155,511

Selling and administrative
    expenses                    68,022       60,291      128,821      119,201
                             ----------   ----------   ----------   ----------

Operating income                22,662       21,988       41,353       36,310


Investment income                  345          336          736          820
Interest expense                (1,482)      (1,347)      (2,916)      (2,551)
Other income (expense), net        173          (53)         166         (156)
                             ----------   ----------   ----------   ----------
                                  (964)      (1,064)      (2,014)      (1,887)

Income before
  income taxes                  21,698       20,924       39,339       34,423

Provision for
  income taxes                   7,533        4,031       14,079        9,245
                             ----------   ----------   ----------   ----------

Net income                     $14,165      $16,893      $25,260      $25,178
                             ==========   ==========   ==========   ==========

Net income per
common share:
  Diluted                         $.38         $.45         $.67         $.67
                             ==========   ==========   ==========   ==========
  Basic                           $.39         $.46         $.69         $.69
                             ==========   ==========   ==========   ==========

Dividends per
  common share                    $.07         $.06         $.14         $.12
                             ==========   ==========   ==========   ==========
Average common
  shares used in
  per share
    computations:
  Diluted                       37,602       37,623       37,567       37,619
                             ==========   ==========   ==========   ==========
  Basic                         36,684       36,650       36,620       36,625
                             ==========   ==========   ==========   ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the six months ended June 1, 2007 and June 2, 2006
                                 (In thousands)

                                                             2007        2006
                                                          ---------    ---------
Cash flows from operating activities:
   Net income                                               $25,260    $25,178
   Adjustments to reconcile net income to net
      cash used  by operating activities:
   Depreciation and amortization                              8,008      7,822
   Deferred income taxes                                       (632)        74
   Compensation expense related to stock plans                1,691      1,628
   Loss on disposals of property and equipment                  224        592
   Other non-cash items                                        (144)         -
   Changes in:
      Accounts and notes receivable                         (34,080)   (32,181)
      Inventories                                            (4,981)    (6,683)
      Other current assets                                    8,795      9,660
      Other current liabilities                               7,668    (10,070)
      Other long-term assets                                   (236)       648
      Other long-term liabilities                               424      1,539
                                                         -----------  ---------
      Net cash provided from (used by)
          operating activities                               11,997     (1,793)
                                                         -----------  ---------

Cash flows from investing activities:
   Additions to property and equipment                       (7,604)    (9,399)
   Purchase of minority interest in Saucony
       Canada, Inc.                                               -       (853)
                                                         -----------  ---------
   Net cash used by investing activities                     (7,604)   (10,252)
                                                         -----------  ---------

Cash flows from financing activities:
   Borrowings under revolving credit facility               249,600     63,000
   Payments under revolving credit facility                (249,600)   (55,000)
   Proceeds from sale of stock under stock plans              2,126      2,943
   Tax benefit in connection with exercise of
       stock options                                          1,104        685
   Cash dividends paid                                       (4,786)    (4,398)
   Repurchase of common stock                                     -     (6,338)
                                                         -----------  ---------
      Net cash (used) provided from
            financing activities                             (1,556)       892

                                                         -----------  ---------
Effect of exchange rate changes on cash and
    cash equivalents                                          1,001      1,408
                                                         -----------  ---------
Net increase (decrease) in cash and cash equivalents          3,838     (9,745)

Cash and cash equivalents at beginning of the period         17,502     33,094
                                                         -----------  ---------

Cash and cash equivalents at end of the period              $21,340    $23,349
                                                         ===========  =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           THE STRIDE RITE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Summary of Significant Accounting Policies

Basis of Presentation

     The financial information included in this Form 10-Q of the The Stride Rite Corporation (the "Company") for the periods ended June 1, 2007 and June 2, 2006 is unaudited, however, such information includes all adjustments (including only and all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended June 1, 2007 and June 2, 2006 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 1, 2006 on Form 10-K, which included all information and footnotes necessary for such presentation.

     The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The Company's significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable; sales returns allowances; markdowns (which reduce revenues); inventory valuation; income taxes; assumptions related to the defined benefit pension plan; assumptions used in the calculation of share-based compensation costs; assumptions and estimates used in valuing the assets and liabilities acquired through business acquisitions; and estimates of future undiscounted cash flows used to evaluate the carrying amount on property and equipment. Actual results could differ materially from those estimates.

Stock Purchase and Option Plans

     During  2002,   the  Company's   stockholders   approved  The  Stride  Rite
Corporation Amended and Restated Employee Stock Purchase Plan. Amending the Employee Stock Purchase Plan, among other things, increased the number of common shares available for issuance thereunder by 500,000 shares to a total of 6,140,000 shares. Under the Plan, participating associates can authorize the Company to withhold up to 10% of their earnings during consecutive six month payment periods for the purchase of shares. At the conclusion of the period, associates can purchase shares at the lesser of 95% of the market value of the Company's common stock on either their entry date into the Plan or the last day of the payment period. During the first six months ended June 1, 2007, a total of 23,844 shares were issued under the Plan for an aggregate amount of approximately $346 thousand. At June 2, 2007, a total of 5,973,224 shares had been purchased under the Plan since inception and 166,776 shares were available for purchase by participating associates. Upon completion of the withholding period ended June 30, 2007, withholdings under the Employee Stock Purchase Plan were stopped due to the pending merger with Payless ShoeSource, Inc.; see Note 2 for further information.

     During 1998, the Company's stockholders approved The Stride Rite Corporation 1998 Non-Employee Director Stock Ownership Plan. Under the 1998 Director's Plan, awards of common stock and options to purchase common stock are granted to any director who is not an employee of the Company in accordance with the provisions of the Plan. During April 2003, the Company's stockholders approved an amendment to the 1998 Director's Plan increasing the number of shares of common stock authorized for issuance from 300,000 to 600,000. Options to

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purchase common stock are granted at a price equal to the closing price of the Company's common stock on the date the option is granted. Directors receive an annual grant of options to purchase 5,000 shares of common stock under the Plan. Options have a term of ten years and are non-transferable. Under the Plan, options become exercisable over a three-year period and must be paid for in full at the time of exercise. In April 1999, the stockholders approved an amendment to the Plan which allowed directors to receive their annual retainer either entirely in shares of common stock or one-half in shares of common stock and one-half in cash at the election of each director. In addition, directors may defer receipt of the stock and/or cash portion of their annual retainer by electing to participate in the Company's Deferred Compensation Plan for Directors. At June 1, 2007, the issuance of 131,020 shares has been deferred by participating directors. At June 1, 2007, 77,257 options were available to grant under the 1998 Director's Plan.

     During 2004, the Company's stockholders approved an amendment to the 2001 Stock Option and Incentive Plan. This amendment, among other things, increased the number of common shares of stock reserved and available for issuance under the 2001 plan to 6,000,000 shares, of which 3,000,000 shares represent an increase over the previous number of shares reserved. The 2001 Stock Option and Incentive Plan, which expires in April 2011, replaced a similar long-term incentive plan which had been approved by the stockholders in 1998. Under the Plan, as amended, options to purchase common stock and stock awards of up to an aggregate of 6,000,000 shares of the Company's common stock may be granted to officers and other key associates. At June 1, 2007, 989,615 options were available to grant under the 2001 plan. The option price of the shares may not be less than the fair market value of the Company's common stock at the date of grant. Options issued under the Plan prior to fiscal 2005 generally vest over a three-year period and the rights to purchase common shares expire ten years following the date of grant. Options issued since the beginning of the 2005 fiscal year generally vest over a four-year period and expire seven years following the date of grant. During the first quarter of fiscal 2007 certain key executives and employees were granted awards of restricted stock representing 135,050 shares of common stock under the 2001 plan. Certain of these restricted shares are subject to pre-established performance criteria, which may affect the number of restricted shares received. If issued, these performance-based restricted shares will vest over four years in equal annual installments. The restricted shares which were issued without performance criteria will vest three years after the grant date.

     A summary of the activity in share based compensation with respect to all plans for the six months ended June 1, 2007 are as follows:

                                          Number of
                                         Options and            Weighted
                                          Restricted            Average
                                            Shares            Exercise Price
                                     --------------------    ------------------
Outstanding at December 1, 2006              3,812,420                 $9.98
Granted                                        693,525                 16.82
Exercised                                     (162,500)                 9.73
Canceled                                       (72,981)                 9.29
                                     --------------------    ------------------
Outstanding at March 2, 2007                 4,270,464                $11.08
Granted                                         40,000                 15.07
Exercised                                      (22,711)                 8.72
Canceled                                       (31,395)                13.38
                                     --------------------    ------------------
Outstanding at June 1, 2007                  4,256,358                $11.11
                                     ====================    ==================

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at June 1, 2007:

                                       Weighted
                                       Average         Weighted
                                       Remaining        Average     Aggregate
Range of Exercise       Number        Contractual      Exercise     Intrinsic
  Prices              Outstanding        Life           Price         Value
------------------    ------------   -------------    ----------  --------------

 $5.00-$6.88            921,530        3.3 years      $   6.61    $  12,484,781
 $7.38-$10.63           805,965        5.3 years          8.24        9,604,652
$10.64-$12.25         1,082,339        5.6 years         11.56        9,309,670
$12.95-$16.82         1,446,524        6.3 years         15.24        7,114,637
                    ------------   --------------    ----------  ---------------
                      4,256,358        5.3 years       $ 11.11     $ 38,513,740
                    ============   ==============    ==========  ===============


     The following table summarizes information about stock options exercisable at June 1, 2007:


                                     Weighted
                                     Average          Weighted
                                    Remaining         Average       Aggregate
Range of Exercise     Number       Contractual       Exercise       Intrinsic
    Prices          Exercisable        Life           Price           Value
----------------- --------------  -------------    ------------   --------------

$5.00-$6.88             921,530        3.3 years        $ 6.61    $  12,484,781
$7.38-$10.63            805,965        5.3 years          8.24        9,604,652
$10.64-$12.25           787,391        5.9 years         11.41        6,888,141
$12.95-$16.82           177,175        5.9 years         13.76        1,134,128
                    ------------     ------------   -----------  ---------------
                      2,692,061        4.8 years        $ 8.97    $  30,111,702
                    ============     ============   ===========  ===============


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

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Share-based compensation costs were $960 thousand and $1.7 million for the three and six months ended June 1, 2007, respectively. The portion of share-based compensation costs included in selling and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 1, 2007 was $842 thousand and $1.5 million, respectively. The portion of share-based compensation costs included in cost of sales in the accompanying condensed consolidated statements of income for the three months and six months ended June 1, 2007 was $118 thousand and $198 thousand, respectively. Share-based compensation costs were $908 thousand and $1.6 million for the three and six months ended June 2, 2006, respectively. The portion of share-based compensation costs included in selling and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 2, 2006 was $785 thousand and $1.4 million, respectively. The portion of share-based compensation costs included in cost of sales in the accompanying condensed consolidated statements of income for the three months and six months ended June 2, 2006 was $123 thousand and $228 thousand, respectively. The Company did not capitalize any share-based compensation costs as the costs that qualified for capitalization were not material. The related tax benefit of the share-based compensation costs recognized in the six months ended June 1, 2007 and June 2, 2006 was $1.1 million and $685 thousand, respectively.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average grant date fair value used in the calculation of share-based compensation costs in the accompanying condensed consolidated statements of income for the three and six months ended June 1, 2007 and June 2, 2006 has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions and the resulting weighted average fair value:

                                  Three Months Ended         Six Months Ended
                             ---------------------------------------------------
                                 June 1,      June 2,       June 1,      June 2,
                                  2007         2006          2007         2006
                               ----------    --------       -------      -------
Employee Stock Options
Risk-free interest rate            4.67%       4.85%          4.76%       4.36%
Dividend yield                     1.8%        1.8%           1.8%        1.8%
Volatility factor                 32.2%       30.6%          29.7%       30.6%
Weighted average
   expected life of
   options (years)                 6.0         5.5            4.8         4.8
Weighted average grant
   date fair value of options     $4.95       $4.71          $4.72       $3.98


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

     Total unrecognized share-based compensation costs related to non-vested stock options was approximately $8.1 million as of June 1, 2007 which related to approximately 1.9 million shares with a per share weighted value of $4.35. This unrecognized cost is expected to be recognized over a weighted average period of approximately 3 years. The intrinsic value of options exercised during the three and six months ended June 1, 2007 was approximately $177 thousand and $2.5 million, respectively.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Proposed Merger

     On May 22, 2007, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") between Payless ShoeSource, Inc. ("Payless"), a Delaware corporation, and San Jose Acquisition Corp., a wholly owned indirect subsidiary of Payless (the "Merger Subsidiary"). For the Merger to occur, holders of at least two-thirds of the outstanding shares of the Company's common stock must approve the Merger Agreement.

     Subject to the terms and conditions of the Merger Agreement, the Merger Subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation. As a result of the merger, the Company will cease to be a publicly traded company and will become a wholly-owned subsidiary of Payless (the "Merger"). The Merger will be effective at the time articles of merger are duly filed with the office of the Secretary of State of the Commonwealth of Massachusetts. Upon completion of the Merger, each issued and outstanding share of the Company's common stock, other than those owned by any of the Company's wholly-owned subsidiaries or owned by Payless' Merger Subsidiary or any other direct or indirect wholly-owned subsidiary of Payless, will be converted into the right to receive $20.50 in cash per share, without interest (the "Merger Consideration").

     At the effective time of the merger, shares of the Company's common stock will cease to be outstanding and shall be cancelled and cease to exist and each certificate formerly representing any of the shares shall represent only the right to receive the Merger Consideration. Additionally, each outstanding stock option, whether or not exercisable, will be accelerated and become exercisable in full immediately prior to the completion of the Merger. Upon consummation of the Merger, each such outstanding stock option and restricted stock awards for which the performance criteria has not been met will be cancelled in consideration for a cash payment without interest and less any applicable withholding taxes, equal to the product of (1) the excess, if any, of $20.50 over the per share exercise price for the option multiplied by (2) the number of shares of the Company's common stock that the option holder could have purchased (assuming full vesting) upon full exercise of that option immediately prior to completion of the Merger. In the event that the Merger Agreement is terminated, under certain circumstances the Company would be required to pay a termination fee of $23 million to Payless. Refer to the Form 8-K filed with the Securities and Exchange Commission on May 23, 2007 for further information.

     Neither the Company nor Payless is required to complete the Merger unless a number of conditions are satisfied or waived. The consummation of the Merger is subject to specified customary closing conditions, including conditions that:
(i) the Merger Agreement shall have been approved by the Company's shareholders;
(ii) the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 shall have expired or been earlier terminated; (iii) no court or other governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any law (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits consummation of the Merger or the transactions contemplated by the Merger Agreement; and absence of any law or legal ruling that would prohibit the consummation of the Merger, and (iv) subject to certain exceptions, there has been no change, event or effect that has a material adverse effect on the business, operations, assets, liabilities, properties, results of operations, or financial condition of the Company and the Company's subsidiaries, taken as a whole since the date of the Merger Agreement.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Earnings Per Share

     Basic earnings per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if stock options and other types of stock-based compensation that issue common stock are exercised.

     The following is a reconciliation of the basic and diluted earnings per share computations based on the number of shares used in the calculations:

                                     Three Months Ended       Six Months Ended
                                    ---------------------    -------------------
                                    June 1,      June 2,     June 1,     June 2,
                                     2007         2006        2007        2006
                                    --------    ---------   ---------   --------
                                     (In thousands, except for per share data)
Net income                          $14,165      $16,893     $25,260     $25,178

Weighted average common shares
  outstanding (basic)                36,684       36,650      36,620      36,625

Dilutive effect of stock options        918          973         947         994
                                  ----------    ---------  ----------   --------

Weighted average common shares
  outstanding (diluted)              37,602       37,623      37,567      37,619
                                  ==========    =========  ==========   ========

Earnings per common share:
   Basic                               $.39         $.46        $.69        $.69
                                  ==========    =========  ==========   ========

   Diluted                             $.38         $.45        $.67        $.67
                                  ==========    =========  ==========   ========


     The following weighted shares have been excluded in the computation of diluted earnings per share because the weighted shares are anti-dilutive:

                                           Second Quarter      First Six Months
                                        ------------------   -------------------
                                           2007       2006       2007      2006
                                         --------   --------    -------  ------
                                                     (In thousands)
Options to purchase shares of common
  stock and restricted stock               1,439      1,358      1,361     1,162


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Comprehensive Income

      Comprehensive income is as follows:
                                     Three Months             Six Months
                                         Ended                   Ended
                                -----------------------  -----------------------
                                 June 1,       June 2,      June 1,      June 2,
                                  2007          2006         2007         2006
                                 ---------    ---------    ---------   ---------
                                                (In thousands)
Net income                        $14,165      $16,893     $25,260     $25,178

Other comprehensive
  income(loss):
Foreign currency translation
  adjustments                       1,366        1,275         486       2,058
                                 ---------    ---------   ---------    ---------

Total comprehensive income        $15,531      $18,168     $25,746     $27,236
                                 ---------    ---------   ---------   ---------

     Components  of  accumulated  other   comprehensive   loss  consist  of  the
following:

                                      June 1,      December 1,       June 2,
                                       2007          2006             2006
                                    -----------    ----------      -----------
                                                 (In thousands)
Foreign currency
    translation adjustments            $2,871         $2,385         $2,005
Minimum pension liability
    adjustments, net of taxes          (8,213)        (8,213)        (9,414)
                                    ----------      ---------       --------
Accumulated other comprehensive
    loss                              $(5,342)       $(5,828)       $(7,409)
                                    ==========      =========       ========

Note 5 - Robeez Acquisition

     On September 5, 2006, the Company purchased all of the outstanding shares of three holding companies that, together with their direct and indirect subsidiaries, constitute the Robeez Group ("Robeez") for a purchase price of approximately $28.7 million, net of cash acquired. As a result, Robeez became a wholly-owned subsidiary of the company. Robeez was purchased using cash from operations in addition to approximately $17 million borrowed under our existing revolving credit facility.

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

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Details of the Robeez acquisition related reserves at June 1, 2007 are as follows:

                                      Acquisition Related    Acquisition Related
                                          Severance              Exit Costs
--------------------------------------------------------------------------------
 Balance at December 1, 2006                $ 1,191                   $304
 Deductions from reserve                     (1,017)                    (3)
 Foreign currency translation impact             15                     19
                                          -----------         --------------
                                               $189                   $320
                                          -----------         --------------

Note 6 - Debt

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

     During the first six months of fiscal 2007, borrowings under this Credit Agreement averaged $73.3 million, with a maximum amount outstanding of $104.4 million. For the same period in the prior fiscal year, borrowings averaged $82.7 million with a maximum borrowing of $101.0 million. The weighted average interest rate on these borrowings during the first six months of fiscal year 2007 was 8.09% versus 5.90% in the same period in the prior fiscal year. On June 1, 2007 and June 2, 2006, $54.2 million and $68.0 million, respectively, were outstanding under the revolver. Cash interest payments were $2.7 million and $2.6 million in the first six months of fiscal year 2007 and 2006, respectively.

Note 7 - Benefit Plans

     The following table summarizes the components of net periodic benefit cost for the Company:

                              -------------------------   ----------------------

                                 Three Months Ended          Six Months Ended
                              -------------------------   ----------------------
                                   June 1,    June 2,     June 1,     June 2,
                                    2007       2006        2007        2006
                                ----------   ---------   ---------   ---------
                                                (In thousands)
Service cost                         $  -        $570       $   -      $1,140
Interest cost                       1,108       1,029       2,216       2,058
Expected return on assets          (1,173)     (1,143)     (2,346)     (2,286)
Net loss recognized                   190         510         380       1,020
Amortization of prior
   services cost                        -           3           -           6
                                ----------   ---------   ---------   ---------

Net periodic benefit cost           $ 125        $969       $ 250      $1,938
                                ==========   =========   =========   =========

     During the first six months of fiscal 2007, no contributions were made to the Company's defined benefit pension plan. At this time, the Company expects to make an $802,000 contribution to its defined benefit pension plan during the fourth quarter of the 2007 fiscal year.

                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Contingencies

     The revenue of Tommy Hilfiger branded footwear is a significant portion of the Company's business. The Tommy Hilfiger footwear sales are contingent on the Company's licensing agreement with Tommy Hilfiger Licensing, Inc. In July 2006, the Company amended the terms of the current license agreement, which extended the term of the agreement to expire in March 2008. During the first quarter of fiscal 2007, the Company entered into an additional extension of the term of the agreement through December 2008. Whether the Company's license with Tommy Hilfiger will remain in effect depends in part on the Company achieving certain minimum sales levels for the licensed products. The Company continues to expect to meet the minimum sales levels required by the Tommy Hilfiger License agreement. If the Tommy Hilfiger license is lost, the Company's business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses were approximately $20 million and $41 million in the second quarter and first six months of fiscal 2007, respectively. This revenue is included in the Tommy Hilfiger Footwear segment, the Other Wholesale Footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail division, and the Stride Rite Children's Group - Wholesale Division.

     In December of 2004, Saucony, Inc. recorded a charge to address environmental conditions at a Saucony owned distribution facility. The facility and the related liability were acquired by the Company as part of the Saucony acquisition in September 2005. The liability as of June 1, 2007 is $1,815,000 and is included as an accrued expense in the accompanying condensed consolidated balance sheet. The estimated costs ranged from $1,242,000 to $4,621,000. The Company's management determined that the liability was fairly stated upon acquisition. The assessment of the liability and the associated costs are an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. During the first six months of the fiscal 2007, there were $50 thousand of expenses deducted from the reserve.

Note 9 - Income Taxes

     During the second quarter of 2006, a state tax audit was concluded for which the Company had established reserves in prior periods. The outcome of the tax audit was favorable and resulted in a net tax benefit of $4.2 million of prior period tax reserve reversals. The reversals positively impacted the second quarter effective income tax rate by 19.9%.

Note 10 - Operating Segments and Related Information

     In September 2005 the Company acquired Saucony, Inc. During the 2006 fiscal year, Saucony's operations were integrated into the existing operations of the Company. As a result, during the first quarter of fiscal 2006, the Company re-assessed its operating and reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The changes to the Company's segments were as follows: the Stride Rite Children's Group - Retail Division includes the Saucony factory outlet stores (11 stores as of June 1, 2007); Saucony's international operations are included in the Stride Rite International division, which is aggregated in the Other Wholesale Footwear reportable segment and the Saucony domestic footwear division, which includes the Hind unit, is also aggregated into the Other Wholesale Footwear reportable segment.

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

                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the results of the Company's reportable segments for the three months ended June 1, 2007 and June 2, 2006 and identifiable assets as of June 1, 2007 and June 2, 2006:

Three      Stride     Stride
Months      Rite       Rite                                     Un-
ended     Children's Children's Other     Tommy             allocated
June 1,    Group -    Group -   Whlsle    Hilfiger          Corporate   Consoli
2007       Retail     Whlsle    Footwear  Footwear Robeez   & Other     -dated
--------------------------------------------------------------------------------

Sales      $57,988   $15,408    $117,197  $15,170  $ 5,941         -   $211,704

Inter-
company
sales            -       (50)     (2,055)    (215)    (183)        -     (2,033)
           -------   --------    -------- -------- --------   ------   ---------

Net
sales
to
external
customers  $57,988   $15,358    $115,142  $14,955  $ 5,758         -   $209,201
           =======   =======    ========  =======  =======    ======   =========

Operating
income
 (loss)     $8,151    $1,487     $19,414    $ 688  $    77   $(7,155)  $ 222,662


Interest
and other,
net              -         -           -        -        -      (964)      (964)
           -------   -------     -------  -------  --------  --------  ---------


Income (loss)
before
income
taxes       $8,151    $1,487     $19,414  $  688   $   77   $ (8,119)   $21,698
            ======    ======     =======  ======   ======   =========   =======

Total
assets     $49,462   $54,229    $306,538  $11,559  $39,150   $32,365   $493,403
           =======   =======    ========  =======  =======   =======   ========


                           THE STRIDE RITE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three      Stride     Stride
Months      Rite       Rite                                     Un-
ended     Children's Children's Other     Tommy             allocated
June 2,    Group -    Group -   Whlsle    Hilfiger          Corporate   Consoli
2006       Retail     Whlsle    Footwear  Footwear Robeez   & Other     -dated
--------------------------------------------------------------------------------

Sales      $55,789   $18,292    $108,239  $14,583        -         -   $196,903

Inter-
company
sales            -       (28)     (2,331)    (537)       -         -     (2,896)
           -------   --------    -------- -------- --------   ------   ---------

Net
sales
to
external
customers  $55,789   $18,264    $105,908  $14,046        -         -   $194,007
           =======   =======    ========  =======  =======    ======   =========

Operating
income
 (loss)     $9,604    $1,451     $16,181    $(761)       -   $(3,947)  $ 21,988


Interest
and other,
net              -         -           -        -        -    (1,064)    (1,064)
           -------   -------     -------  -------  --------  --------  ---------


Income (loss)
before
income
taxes       $9,064    $1,451     $16,181   $ (761)       -  $ (5,011)   $20,924
            ======    ======     =======   ======   ======  =========   =======

Total
assets     $42,532   $53,768    $290,896  $13,889        -   $57,328   $458,413
           =======   =======    ========  =======  =======   =======   ========


The following table summarizes the results of the Company's reportable segments for the six months ended June 1, 2007 and June 2, 2006:

Six        Stride     Stride
Months      Rite       Rite                                     Un-
ended     Children's Children's Other     Tommy             allocated
June 1,    Group -    Group -   Whlsle    Hilfiger          Corporate   Consoli
2007       Retail     Whlsle    Footwear  Footwear Robeez   & Other     -dated
--------------------------------------------------------------------------------

Sales     $101,117   $36,388    $229,432  $30,642  $13,025         -   $410,604

Inter-
company
sales            -       (98)     (5,328)    (986)    (320)        -     (6,732)
           -------   --------    -------- -------- --------   ------   ---------

Net
sales
to
external
customers $101,117   $36,290    $224,104  $29,656  $12,705         -   $403,872
           =======   =======    ========  =======  =======    ======   =========

Operating
income
 (loss)     $5,649    $4,002     $38,075  $ 1,516  $   475   $(8,364)  $ 41,353


Interest
and other,
net              -         -           -        -        -    (2,014)    (2,014)
           -------   -------     -------  -------  --------  --------  ---------


Income (loss)
before
income
taxes       $5,649    $4,002     $38,075   $1,516   $  475  $(10,378)   $39,339
            ======    ======     =======   ======   ======  =========   =======

Six       Stride     Stride
Months      Rite       Rite                                     Un-
ended     Children's Children's Other     Tommy             allocated
June 2,    Group -    Group -   Whlsle    Hilfiger          Corporate   Consoli
2006       Retail     Whlsle    Footwear  Footwear Robeez   & Other     -dated
--------------------------------------------------------------------------------

Sales      $93,713   $39,448    $221,199  $29,516        -         -   $383,876

Inter-
company
sales            -       (55)     (4,996)  (1,402)       -         -     (6,453)
           -------   --------    -------- -------- --------   ------   ---------

Net
sales
to
external
customers  $93,713   $39,393    $216,203  $28,114        -         -   $377,423
           =======   =======    ========  =======  =======    ======   =========

Operating
income
 (loss)     $6,158    $4,253     $34,110  $(1,098)       -   $(7,113)  $ 36,310


Interest
and other,
net              -         -           -        -        -    (1,887)    (1,887)
           -------   -------     -------  -------  --------  --------  ---------


Income (loss)
before
income
taxes       $6,158    $4,253     $34,110  $(1,098)       -  $ (9,000)   $34,423
            ======    ======     =======  =======   ======   =========   =======


                           THE STRIDE RITE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit pension plans to recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation - in its statement of financial position. It also requires companies to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87; to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position; and to disclose in the notes to the financial statements certain other information. The provisions of this statement are effective as of the end of fiscal years ending after December 15, 2006. The Company does not expect the provisions of SFAS 158 to have a material impact on its financial position, results of operations and cash flows.

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

     On May 22, 2007, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") between Payless ShoeSource, Inc. ("Payless"), a Delaware corporation, and San Jose Acquisition Corp., a wholly owned indirect subsidiary of Payless (the "Merger Subsidiary"). For the Merger to occur, holders of at least two-thirds of the outstanding shares of the Company's common stock must approve the Merger Agreement. See Note 2 to the accompanying condensed consolidated financial statements for further information.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to the discussion of critical accounting policies and estimates in the Company's Annual Report on Form 10--K for the fiscal year ended December 1, 2006 for additional information. There have been no changes to the Company's critical accounting policies in the quarter ended June 1, 2007.

Contingencies

     The sale of Tommy Hilfiger branded footwear is a significant portion of our business. The Tommy Hilfiger footwear sales are contingent on our licensing agreement with Tommy Hilfiger Licensing, Inc. During fiscal 2006, we renewed the agreement for an additional one-year term, to March 2008. During the first quarter of fiscal 2007, we subsequently entered into an additional extension of the term of the agreement to December 2008. Whether our license with Tommy Hilfiger will remain in effect depends, in part, on our achieving certain minimum sales levels for the licensed products. We expect to continue to meet the minimum sales levels required by the Tommy Hilfiger license agreement.
During 2006, the parent company of Tommy Hilfiger Licensing, Inc., Tommy Hilfiger Corp. was sold to Apax Partners. If we lose the Tommy Hilfiger license, our business would be materially and adversely affected. Revenues derived from our Tommy Hilfiger licenses are included in the Tommy Hilfiger Footwear segment, the Other Wholesale footwear segment (specifically the Stride Rite International division), Stride Rite Children's Group - Retail Division, and the Stride Rite Children's Group - Wholesale Division.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table summarizes the Company's performance for the second quarter of fiscal 2007 as compared to the results for the same period in fiscal 2006:

                                           Percentage Increase (Decrease)
                                       --------------------------------------
                                          Second Quarter       Six Months
                                       ------------------- ------------------

 Net sales                                        7.8%               7.0%
 Gross profit                                    10.2%               9.4%
 Selling and administrative expenses             12.8%               8.1%
 Operating income                                 3.1%              13.9%
 Income before income taxes                       3.7%              14.3%
 Net income                                     (16.2)%               0.3%


                                                  Percentage of Net Sales
                                     -------------------------------------------
                                       Second Quarter             Six Months
                                     --------------------   --------------------
                                       2007        2006        2007       2006
                                     ---------   --------   ----------  --------

 Gross profit                            43.3%     42.4%       42.1%      41.2%
 Selling and administrative expenses     32.5%     31.1%       31.9%      31.6%
 Operating income                        10.8%     11.3%       10.2%       9.6%
 Income before income taxes              10.4%     10.8%        9.7%       9.1%
 Net income                               6.8%      8.7%        6.3%       6.7%


                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter of 2007 Compared to the Second Quarter of 2006
-------------------------------------------------------------

Net Sales
---------

      The second quarter breakdown of net sales is as follows:

                                                                      Percentage
                                                                        Change
                                                                       2007 vs.
                                                 2007       2006        2006
                                              ---------   ---------   --------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale         $15.4      $ 18.3    (15.8)%
Stride Rite Children's Group - Retail             58.0        55.8       3.9%
                                              ---------   ---------   --------
Stride Rite Children's Group                      73.4        74.1     (0.9)%

Keds                                              34.4        34.9     (1.5)%
Sperry Top-Sider                                  35.0        28.5      22.8%
Stride Rite International                         22.6        19.2      17.6%
Saucony                                           22.7        22.2       2.2%
Hind                                               2.5         3.4    (26.1)%
                                              ---------   ---------   --------
Other Wholesale Footwear                         117.2       108.2       8.3%

Tommy Hilfiger Footwear                           15.2        14.6       4.0%

Robeez                                             5.9           -        n/a

Elimination of intercompany sales                (2.5)       (2.9)        n/a
                                              ---------   ---------   --------

Total net sales                                 $209.2      $194.0       7.8%
                                              =========   =========   ========

     During the second quarter of fiscal 2007, consolidated net sales increased $15.2 million to $209.2 million, or 7.8% above the sales level achieved in the second quarter of fiscal 2006. The increase in sales is primarily related to the inclusion of Robeez sales as well as the increase in Sperry Top-Sider and Stride Rite International sales. Wholesale net sales increased $11.9 million or 8.7% for the second quarter of 2007, and overall retail sales, including the e-commerce sites, increased $3.3 million or 5.8% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the second quarter were 6.9% higher than the comparable period in 2006.

     First quality wholesale gross sales increased by $10.6 million, or 7.9% above the wholesale net sales level achieved in the second quarter of fiscal 2006. The combined negative impact of increased discounts, returns and allowances was $0.3 million. Sales of closeout products increased $0.8 million from the comparable period in the 2006 fiscal year. Additionally, royalty income increased $0.4 million versus the comparable period in the 2006 fiscal year.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Gross Profit
------------

     During the second quarter of fiscal 2007, the Company's gross profit of $90.7 million increased $8.4 million or 10.2% above the amount recorded during fiscal 2006's second quarter. The gross profit percentage rate for the fiscal 2007 second quarter increased 0.9 percentage points to 43.3%, versus the 42.4% rate achieved in the prior year's second quarter. Contributing to the improved gross profit dollars was the impact of Robeez gross sales in 2007 and increased sales of higher priced Sperry Top-Sider products in premier department stores, moderate and independent retail channels. Offsetting a portion of these increases were the lower gross profit dollars caused by the declines in Keds sales, an increase in promotional event sales in the Stride Rite Children's Group retail stores, and a shift in product mix. The higher gross profit percentage was largely attributable to the significant increase in first quality sales in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006.

Operating Costs
---------------

     During the second quarter of fiscal 2007, selling and administrative expenses were $68.0 million, an increase of $7.7 million or 12.8% as compared to the second quarter of fiscal 2006. This increase was principally the result of the inclusion of Robeez which added $2.9 million in operating expenses. Also contributing to the higher expense levels in the second quarter of fiscal 2007 were $1.7 million in incremental costs associated with the increased number of Stride Rite Children's Group retail stores, which includes Saucony's factory outlet stores, in addition to increased investment in European operations which added $1.0 million in expenses during the quarter. Offsetting a portion of these expense increases were $0.8 million in reduced pension expense due to the previously announced changes in our defined benefit plan that included stopping the accrual of future retirement benefits and preserving earned benefits as of December 31, 2006. In addition, second quarter acquisition related integration costs of $0.3 million for Robeez in fiscal 2007 were $0.7 million lower than the integration expenses in the prior year's comparable period related to the acquisition of Saucony. The second quarter of fiscal 2007 results also included $0.5 million of expenses related to the pending merger with Payless ShoesSource, Inc. As a percentage of sales, operating costs were 32.5% in the second quarter of fiscal 2007 compared to 31.1% in the second quarter of fiscal 2006.

Other Income and Taxes
----------------------

     Investment income related to the Company's cash equivalents and marketable securities was $0.3 million in the second quarter of fiscal 2007, which was up slightly as compared to the similar period in fiscal 2006. Interest expense, which relates to borrowings under the revolving credit agreement, increased by $0.2 million in the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006.

     The provision for income taxes increased $3.5 million in the second quarter of fiscal 2007 as compared to the similar period in fiscal 2006. This increase was due to the higher pre-tax income amount coupled with a higher tax rate. Affecting the tax rate comparisons was the favorable outcome of a state tax audit in the second quarter of fiscal 2006, which resulted in a net tax benefit of $4.2 million. Our effective tax rate was 34.7% in the second quarter of fiscal 2007 as compared to 19.3% in the second quarter of fiscal 2006.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

     Net income for the second quarter of fiscal 2007 was $14.2 million, a decrease of $2.7 million, or 16.2% as compared to the same period in the prior year. The higher net sales and resulting gross profit, due, in part, to the addition of Robeez, were not able to offset corresponding increases in operating expenses and a larger provision for income taxes.

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

Stride Rite Children's Group - Retail
-------------------------------------

     The net sales of the Stride Rite Children's Group - Retail segment increased $2.2 million or 3.9% in the second quarter as compared to the same quarter in the prior year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) decreased 2.5% for the second fiscal quarter of 2007. The comparable stores category were partially impacted by the shift of the annual pre-Easter holiday promotional event into the first quarter of fiscal 2007, as compared to the later timing of the event during the first quarter of fiscal 2006. At the end of the second quarter of fiscal 2007, the Stride Rite Children's Group - Retail operated 315 Stride Rite children's shoe stores and outlets. This is a net increase of 27 stores, or 9.4% from the end of the same period in the prior year. In addition Stride Rite Children's Group-Retail operated 11 Saucony outlet stores. Current plans for fiscal 2007 include the opening of 32 Children's Group retail stores and the closing of 15 underperforming retail locations.

     The Stride Rite Children's Group - Retail operating income decreased due to higher operating expenses which offset the income impact of higher sales and corresponding gross profit impact versus the prior year. The gross profit margin improvement was primarily the result of fewer promotional events in our retail stores and a higher gross profit dollar product mix. The operating expense increase is primarily related to the additional number of stores and certain increased indirect store costs.

Stride Rite Children's Group - Wholesale
----------------------------------------

     Net sales decreased $2.9 million or 15.8% during the second quarter of 2007 as compared to the same quarter last year. This decrease was attributable to lower sales of first quality products to all retail channels, mainly in the Stride Rite, Tommy Hilfiger and B0rn product lines, as well as a decrease in closeout products sales. Offsetting a portion of these declines were higher sales of Sperry Top-Sider and Saucony children's products.

     The Stride Rite Children's Group - Wholesale operating income was flat to the prior year. The lower sales and the corresponding gross profit dollars were offset by lower operating expenses.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Wholesale Footwear
------------------------

     The increase in net sales of the Other Wholesale Footwear segment was primarily attributable to increases in Sperry Top-Sider, Saucony and Stride Rite International. These increases were partially offset by sales decreases in Keds and Hind.

     During the second quarter of fiscal 2007, the increase in Saucony domestic sales was driven by strong sales of several new technical and athletic product introductions. Offsetting a portion of this was a decrease in promotional product sales.

     The Sperry Top-Sider sales increase was attributable to strong sales of both men's and women's product lines. The growth in the Sperry Top-Sider product sales in the second quarter resulted from increases in most retail channels including the premier department store, moderate and independent stores. Offsetting a portion of this sales growth was a decrease in promotional product sales.

     The Stride Rite International division's net sales growth in the second quarter of fiscal 2007 was primarily the result of strong sales of Saucony products in Europe, Keds sales increases in Canada and Europe and Tommy Hilfiger sales in Latin America.

     The Keds sales decline during the second quarter of fiscal 2007 versus the same period last year was partially attributable to a decrease in core product sales in the mid-tier channel, as well as lower children's sales offset by sales increases in the women's product in the premium department stores as well as in the Grasshoppers product line. We have continued to add new distribution in the younger-oriented specialty stores and premier department stores. These updated product offerings have generally performed well in these channels.

     The Hind sales decline was primarily related to sales declines in the outdoor channel. We expect this trend to continue through the remainder of fiscal 2007 as we reposition the technical apparel strategy.

     The increased operating income versus the prior year in this segment was primarily related to the impact of higher net sales in Saucony, Sperry Top-Sider and International and the corresponding increases in gross profit dollars partially offsetting these increases were the impact of lower net sales in Keds and Hind and the corresponding decreases in gross profit dollars.

Tommy Hilfiger Footwear, Inc.
-----------------------------

     Net sales of Tommy Hilfiger footwear adult products increased by $0.6 million, or 4.0% above sales in the second quarter of fiscal 2006. This was primarily attributable to positive trends in both women's and men's product lines sales to family shoe store accounts. In fiscal 2007, under this license, we are projecting an improved sales trend as compared to last year although still an overall sales decline for the second half.

     The Tommy Hilfiger operating income increase versus prior year was primarily related to the impact of higher net sales and the corresponding increase in gross profit dollars coupled with decreases in operating expenses.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Robeez
------

     Robeez sales for the second quarter of fiscal 2007 were $5.9 million. Net sales of Robeez products met the Company's financial expectations on strong European sales with offsetting softness in the United States.

     Robeez' operating income of $77 thousand for the quarter related to gross profit dollars generated from sales less operating expenses.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Six Months of 2007 Compared to the First Six Months of 2006
-----------------------------------------------------------------

Net Sales
---------

      The first six months breakdown of net sales is as follows:

                                                                      Percentage
                                                                        Change
                                                                       2007 vs.
                                               2007         2006         2006
                                            ----------   ----------   ---------
(In millions, except percentages)
Stride Rite Children's Group - Wholesale       $ 36.4       $ 39.5       (7.8)%
Stride Rite Children's Group - Retail           101.1         93.7        7.9%
                                            ----------   ----------   ---------
Stride Rite Children's Group                    137.5        133.2        3.3%

Keds                                             72.5         76.9       (5.7)%
Sperry Top-Sider                                 61.0         52.1       17.1%
Stride Rite International                        45.9         42.0        9.2%
Saucony                                          45.1         43.3        4.2%
Hind                                              4.9          6.9      (28.5)%
                                            ----------   ----------   ---------
                                            ----------   ----------   ---------
Other Wholesale Footwear                        229.4        221.2        3.7%

Tommy Hilfiger Footwear                          30.6         29.5        3.8%

Robeez                                           13.0            -         n/a

Elimination of intercompany sales               (6.6)        (6.5)         n/a
                                            ----------   ----------   ---------
                                            ----------   ----------   ---------

Total net sales                                $403.9      $ 377.4        7.0%
                                            ==========   ==========   =========

     During the first six months of fiscal 2007, consolidated net sales increased $26.5 million to $403.9 million, or 7% above the sales level achieved in the first six months of fiscal 2006. The increase in sales is primarily related to the inclusion of Robeez sales as well as the increase in Sperry Top-Sider, Stride Rite International, and Stride Rite Children's Group - Retail's sales. Wholesale net sales increased $17.1 million or 6.1% for the first six months of 2007, and overall retail sales, including the e-commerce sites, increased $9.4 million or 9.7% when compared to the same period in the prior year. Unit shipments of first quality merchandise for the wholesale brands during the first six months were 4.0% higher than the comparable period in 2006.

     First quality wholesale gross sales increased by $13.5 million, or 4.8% above the wholesale net sales level achieved in the first six months of fiscal 2006. The combined positive impact of decreased discounts, returns and allowances was $0.7 million. Sales of closeout products increased $2.2 million from the comparable period in the 2006 fiscal year. Additionally, royalty income increased $1.0 million versus the comparable period in the 2006 fiscal year.

Gross Profit
------------

     During the first six months of fiscal 2007, the Company's gross profit of $170.2 million increased $14.7 million or 9.4% above the amount recorded in the comparable period of fiscal 2006. The gross profit percentage rate for the first six months of fiscal 2007 increased 0.9 percentage points to 42.1%, versus the 41.2% rate reported in the first six months in the prior year. Contributing to the improved gross profit dollars was the impact of Robeez gross sales in 2007 and increased sales of higher priced Sperry Top-Sider products in the premier department store, moderate and independent retail channels. Offsetting a portion of these increases were the lower gross profit dollars caused by the declines in Keds sales, an increase in promotional event sales in the Stride Rite Children's Group retail stores, and a shift in product mix. The gross profit comparison was also impacted by the $2.6 million pre-tax expense recorded in the first quarter of the prior year which related to the flow through of the remaining purchase accounting inventory write-up to fair value recorded as part of the Saucony acquisition.

Operating Costs
---------------

     During the first six months of fiscal 2007, selling and administrative expenses were $128.8 million, an increase of $9.6 million or 8.1% as compared to the first six months of fiscal 2006. This increase was principally the result of the inclusion of Robeez which added $6.2 million in operating expenses. Also contributing to the higher expense levels in the first six months of fiscal 2007 was $3.5 million in incremental costs associated with the increased number of Stride Rite Children's Group retail stores, which includes Saucony's factory outlet stores in addition to increased cost in European operations which added $1.8 million in expenses during the first six months. Offsetting a portion of these expense increases was $1.6 million in reduced pension expense due to the previously announced changes in our defined benefit plan that included stopping the accrual of future retirement benefits and preserving earned benefits as of December 31, 2006. In addition, the first six months' acquisition related integration costs of $0.6 million for Robeez in fiscal 2007 were $1.5 million lower than the integration expenses in the prior year's comparable period related to the acquisition of Saucony. The first half of fiscal 2007 results also included $0.5 million of expenses related to the pending merger with Payless Shoes Source, Inc. As a percentage of sales, operating costs were 31.9% in the first six months of fiscal 2007 compared to 31.6% in the first six months of fiscal 2006.

Other Income and Taxes
----------------------

     Investment income related to the Company's cash equivalents and marketable securities was $0.7 million in the first six months of fiscal 2007, which was up slightly as compared to the similar period in fiscal 2006. Interest expense, which relates to borrowings under the revolving credit agreement, increased by $0.4 million in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006.

     The provision for income taxes increased $4.8 million for the first six months of fiscal 2007 as compared to the similar period in fiscal 2006. This increase was due to the higher pre-tax income amount coupled with a higher tax rate. Affecting the tax rate comparisons was the favorable outcome of a state tax audit in the second quarter of fiscal 2006, which resulted in a net tax benefit of $4.2 million. Our effective tax rate was 35.8% for the first six months of fiscal 2007 as compared to 26.9% for the first six months of fiscal 2006.

Net Income
----------

     Net income for the first six months of fiscal 2007 was $25.3 million, an increase of $0.1 million, compared to the same period in the prior year. The higher net sales and resulting gross profit, due, in part, to the addition of Robeez, were able to offset corresponding increases in operating expenses and a larger provision for income taxes.

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

Stride Rite Children's Group - Retail
-------------------------------------

     The net sales of the Stride Rite Children's Group - Retail segment increased $7.4 million or 7.9% in the first six months of fiscal 2007 as compared to the same period in the prior year. Sales at comparable Children's Group retail stores (stores open for 52 weeks in each fiscal year) increased 1.2% for the first six months of 2007. At the end of the first six months of fiscal 2007, the Stride Rite Children's Group - Retail operated 315 Stride Rite children's shoe stores and outlets. This is a net increase of 27 stores, or 9.4% from the end of the same period in the prior year. In addition Stride Rite
Children's Group-Retail operated 11 Saucony outlet stores. Current plans for fiscal 2007 include the opening of 32 Children's Group retail stores and the closing of 15 underperforming retail locations.

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

Stride Rite Children's Group - Wholesale
----------------------------------------

     Net sales decreased $3.1 million or 7.8% during the first six months of 2007 as compared to the same period last year. This decrease was attributable to lower sales of first quality products to all channels, mainly in the Stride Rite and Tommy Hilfiger product lines, as well as a decrease in closeout products sales. Partially offsetting these declines were higher sales of Sperry Top-Sider and Saucony children's products.

     The Stride Rite Children's Group - Wholesale operating income decreased versus the prior year. Operating income decreased year over year due to lower sales and the corresponding gross profit impact, partially offset by lower operating expenses.

Other Wholesale Footwear
------------------------

     The increase in net sales of the Other Wholesale Footwear segment was primarily attributable to increases in Sperry Top-Sider, Saucony and Stride Rite International. These increases were partially offset by sales decreases in Keds and Hind.

     During the first six months of fiscal 2007, the increase in Saucony domestic sales was driven by strong sales of several new technical and athletic product introductions. Offsetting a portion of this was a decrease in promotional product sales.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Sperry Top-Sider sales increase was attributable to strong sales of both men's and women's product lines. The growth in the Sperry Top-Sider product sales in the first six months of fiscal 2007 resulted from increases in the premier department store, moderate and independent retail channels. Offsetting a portion of this sales growth was a decrease in promotional product sales.

     The Stride Rite International division's net sales growth in the first six months of fiscal 2007 was primarily the result of strong sales of Saucony products in Europe, Keds sales increases in Canada, Europe and Australia and Sperry Top-Sider's sales in Europe, Asia and Latin America. Offsetting a portion of this increase were lower Tommy Hilfiger sales in Canada and Latin America.

     The Keds sales decline during the first six months of fiscal 2007 versus the same period last year was partially attributable to a decrease in core product sales in the mid-tier and value channels, as well as lower children's sales partially offset by sales increases in the women's product in the premium department stores as well as in the Grasshoppers product line. We have continued to add new distribution in the younger-oriented specialty stores and premier department stores. These updated product offerings have generally performed well in these channels.

     The Hind sales decline was primarily related to sales declines in the outdoor channel. We expect this trend to continue through the remainder of fiscal 2007 as we reposition the technical apparel strategy.

     The increased operating income versus the prior year in this segment was primarily related to the impact of higher net sales in Saucony, Sperry Top-Sider and Stride Rite International and the corresponding increases in gross profit dollars. Also contributing to the favorable operating income comparison is the $2.6 million expense recorded in last year's first quarter for the flow through of the remaining purchase accounting write-up of acquired Saucony inventory to fair value. Offsetting these increases were the impact of lower net sales in Keds and Hind and the corresponding decreases in gross profit dollars.

Tommy Hilfiger Footwear, Inc.
-----------------------------

     The net sales of Tommy Hilfiger footwear adult products increased by $1.1 million, or 3.8%, above the sales in the first six months of fiscal 2006. This was primarily attributable to positive trends in both women's and men's product lines sales to family shoe store accounts. In fiscal 2007, under this license, we are projecting an improved sales trend compared to last year, although still an overall sales decline.

     The Tommy Hilfiger operating income increase versus prior year was primarily related to the impact of higher net sales and the corresponding increase in gross profit dollars coupled with decreases in operating expenses.

Robeez
------

     Robeez sales for the first six months of fiscal 2007 were $13.0 million. Robeez met the Company's financial expectations for the six months.

     Robeez' operating income of $475 thousand for the first six months related to gross profit dollars generated from sales less operating expenses.

                           THE STRIDE RITE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     At the end of the second fiscal quarter of 2006, our balance sheet reflected a current ratio of 3.6 to 1.0 with $54.2 million in long term debt. Our cash and cash equivalents totaled $21.3 million at June 1, 2007, a decrease of $2.0 million from the total cash and cash equivalents of $23.3 million at the end of the second quarter of fiscal 2006. The decrease in our cash balance, versus the comparable period last year, is primarily attributable to funding a portion of the Robeez acquisition which was completed in September 2006.

     During the first six months of fiscal 2007, the Company generated $12.0 million of cash from operations as compared to $1.8 million used to fund operations in the first six months of fiscal 2006. Inventory levels at the end of the first six months of fiscal 2007 increased $2.4 million, or 1.9% from the levels recorded at the end of the prior year's second quarter. The increase in inventory related primarily to the addition of Robeez product. Accounts receivable at June 1, 2007 were $110.0 million or 14.4% higher than the amount at the end of last year's second quarter which was primarily due to the addition of Robeez and the timing of sales in the last month of the fiscal quarter. Days sales outstanding ("DSO"), which measures the length of the collection period for accounts receivable, was 44 days at the end of the second fiscal quarter of 2007 which increased when compared to the DSO of 42 days at the end of the same period last year. Accounts payable, at the end of the second quarter of fiscal 2007, increased $10.5 million from the level recorded at the end of the prior year's second quarter. The increase was primarily due to the addition of Robeez and the timing of product payments. During the second fiscal quarter of 2007, the Company did not contribute to its defined benefit pension plan and, at this time, the Company plans to make an $802,000 contribution to its defined benefit pension plan during the fourth quarter of the 2007 fiscal year.

     Additions to property and equipment totaled $7.6 million in the first six months of fiscal 2007, a decrease compared to the $9.4 million in the first six months of fiscal 2006. The capital purchases in the first six months of 2007 related primarily to the Company's continued retail store expansion efforts, a new trade show booth for the brands and improvements within our warehousing and distribution facilities. Funding of our capital expenditures was provided from operations and our revolving credit facility.

     At the end of the second quarter of fiscal 2007, there was $54.2 million outstanding under the Company's revolving credit facility. The credit facility was entered into in September 2005 as part of the Saucony acquisition and also to provide funds for working capital and general corporate purposes. As of June 1, 2007, letters of credit totaling $11.7 million were outstanding for the purchase of inventories. The use of letters of credit for inventory purchases does not impact the Company's borrowing capacity under the revolving line of credit because these letters of credit are supported by other uncommitted lines of credit and permitted by the terms of the revolving credit agreement. All letters of credit generally expire within one year.

     During the first six months of fiscal 2007 we returned $4.8 million to shareholders through cash dividends. Effective with the March 15, 2007 dividend payment, the Company's Board of Directors increased the quarterly dividend rate from $0.06 per share to $0.07 per share. This will result in an annual increase in dividend payments to shareholders of approximately $1.5 million. We did not repurchase any common shares under our share repurchase program during the first half. As of June 1, 2007 we have approximately 3.0 million shares remaining on our share repurchase authorization approved by the Board of Directors in June 2004.

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

     For the quarterly period ended June 1, 2007, the Company carried out an evaluation under the supervision of and with the participation of the Company's management, including the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company did not repurchase equity securities under the repurchase program in the second quarter of fiscal 2007. There is a maximum of 2,998,994 shares that may yet be purchased under the program as of June 1, 2007.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on April 12, 2007. The three directors nominated by the Company's Board of Directors were elected by the vote set forth below:

                                                    Votes
                                      ---------------------------------------
     Name of Director                 For               Withheld
     ---------------------------      ---------------------------------------
     Mark J. Cocozza                  33,957,441        219,138
     Christine M. Cournoyer           34,007,228        169,351
     James F. Orr III                 34,005,984        170,595

     The Company's other directors, whose term of office continues after the 2007 stockholders' meeting, are as follows:

                           David M. Chamberlain
                           F. Lance Isham
                           Edward L. Larsen
                           Shira D. Goodman
                           Frank R. Mori
                           Myles J. Slosberg

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

     The Company's shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as auditors of the Company for the 2007 fiscal year by the vote set forth below:

                                 Votes
                 ------------------------------------------------------------
                        For               Against            Abstentions
                 ------------------   -----------------    -----------------
                        33,897,265             257,780               19,314


                           THE STRIDE RITE CORPORATION

ITEM 6.     EXHIBITS

 Exhibit No.            Description of Exhibit
--------------          --------------------------------------------------------
      2       (i)       The Agreement and Plan of Merger among the
                        Registrant, Payless ShoeSource, Inc. and San Jose
                        Acquisition Corp dated as of May 22, 2007. This document was filed as Exhibit 2.1 to the Registrant's Form 8-K on May 23, 2007 and is incorporated herein by reference.

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

                                      THE STRIDE RITE CORPORATION
                                      --------------------------------------
                                      (Registrant)



Date:     July 11, 2007               By: /s/ Frank A. Caruso
          -------------               --------------------------------------
                                         Frank A. Caruso
                                         Chief Financial Officer